Form 10-Q
period 1996-07-27
NATIONAL BEVERAGE CORP
filed 1996-09-10
CIK 69891

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                           ----------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 27, 1996

                                     or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-19447

                           NATIONAL BEVERAGE CORP.
           (Exact  name of registrant as specified in its charter)

                         Delaware                  59-2605822
                         --------                  ----------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)

    One North University Drive, Ft. Lauderdale, FL         33324
    ----------------------------------------------         -----
      (Address of principal executive offices)          (Zip Code)


                               (954) 581-0922
                               --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    ( X )                      No    (   )

The number of shares of Registrant's common stock outstanding as of September 6, 1996 was 9,219,764.

                           NATIONAL BEVERAGE CORP.
                        QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED JULY 27, 1996

                                    INDEX

                       PART I - FINANCIAL INFORMATION

                                                               Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of July 27, 1996 and April 27, 1996 ......................    3

Condensed Consolidated Statements of Income
for the three months ended July 27, 1996
and July 29, 1995............................................    4

Condensed Consolidated Statement of Shareholders' Equity
for the three months ended July 27, 1996.....................    5

Condensed Consolidated Statements of Cash Flows
for the three months ended July 27, 1996 and
July 29, 1995................................................    6

Notes to Condensed Consolidated Financial Statements.........    7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations................   11

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................   14

Item 6. Exhibits and Reports on Form 8-K.....................   14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 27, 1996 AND APRIL 27, 1996
(In thousands, except share amounts)

                                                                                             (Unaudited)
                                                                                         July 27,    April 27,
                                                                                           1996        1996
                                                                                       ----------  ----------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                                   $   28,628  $   35,231
Trade receivables (net of allowance of $758 at July 27, 1996
  and $694 at April 27, 1996)                                                              36,193      33,726
Inventories                                                                                24,625      22,977
Deferred income taxes                                                                       2,428       3,630
Prepaid and other                                                                           6,339       6,618
                                                                                       ----------  ----------
Total current assets                                                                       98,213     102,182
PROPERTY - NET                                                                             56,169      56,226
INTANGIBLE ASSETS - NET                                                                    15,081      15,207
OTHER ASSETS                                                                                4,793       3,945
                                                                                       ----------  ----------

TOTAL                                                                                  $  174,256  $  177,560
                                                                                       ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                       $   28,904  $   38,201
Accrued liabilities                                                                        19,718      17,534
Income taxes payable                                                                        2,775       1,376
Current portion of long-term debt                                                             713         929
                                                                                       ----------  ----------
Total current liabilities                                                                  52,110      58,040
LONG-TERM DEBT                                                                             61,338      62,568
DEFERRED INCOME TAXES                                                                       6,712       6,805
ACCRUED INSURANCE - NONCURRENT                                                              3,128       3,095
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation
  preference of $15,000 (Authorized 1,000,000 shares;  Issued 150,000                         150         150
  shares;  no shares outstanding)
Common stock, $.01 par value (Authorized 20,000,000 shares;  Issued:
    12,750,488 shares in July 1996; 12,741,488 shares in April 1996;
    Outstanding:  9,219,764 shares in July 1996;  9,310,764 shares in April 1996)             128         127
Additional paid-in capital                                                                 14,943      14,873
Retained earnings                                                                          49,228      44,178
Treasury stock - at cost
    Preferred stock                                                                        (5,100)     (5,100)
    Common stock                                                                           (8,381)     (7,176)
                                                                                       ----------  ----------
Total shareholders' equity                                                                 50,968      47,052
                                                                                       ----------  ----------

TOTAL                                                                                  $  174,256  $  177,560
                                                                                       ==========  ==========

See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 27, 1996 AND JULY 29, 1995
(In thousands, except per share amounts)

                                                       (Unaudited)
                                                   Three Months Ended
                                                  1996            1995
                                               ---------       ---------

Net Sales                                      $ 110,204        $101,660

Cost of Sales                                     77,911          76,259
                                               ---------        --------

Gross Profit                                      32,293          25,401

Selling, General and Administrative Expenses      23,196          17,399

Interest Expense                                   1,448           1,299

Other Expense (Income) - Net                        (367)           (353)
                                               ---------        --------

Income before Income Taxes                         8,016           7,056

Provision for Income Taxes                         2,966           2,681
                                               ---------        --------

Net Income                                     $   5,050        $  4,375
                                               =========        ========

Earnings Applicable to Common Shares           $   5,050        $  4,112
                                               =========        ========

Earnings per Common Share                      $    0.54        $   0.44
                                               =========        ========

Average Shares Outstanding                         9,430           9,300



See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 27, 1996
(In thousands, except share amounts)

                                                     (Unaudited)
                                               Shares             Amount
                                             ----------        -----------
PREFERRED STOCK
Beginning and end of period                     150,000        $       150
                                             ==========        ===========

COMMON STOCK
Beginning of period                          12,741,488        $       127
Stock options exercised                           9,000                  1
                                             ----------        -----------
End of period                                12,750,488        $       128
                                             ==========        ===========

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                            $    14,873
Stock options exercised                                                 70
                                                               -----------
End of period                                                  $    14,943
                                                               ===========

RETAINED EARNINGS
Beginning of period                                            $    44,178
Net income                                                           5,050
                                                               -----------
End of period                                                  $    49,228
                                                               ===========

TREASURY STOCK-PREFERRED
Beginning and end of period                     150,000        $    (5,100)
                                             ==========        ===========

TREASURY STOCK-COMMON
Beginning of period                           3,430,724        $    (7,176)
Purchase of common stock                        100,000             (1,205)
                                             ----------        -----------
End of period                                 3,530,724        $    (8,381)
                                             ==========        ===========

TOTAL SHAREHOLDERS' EQUITY                                     $    50,968
                                                               ===========

See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 27, 1996 AND JULY 29, 1995
(In thousands)

                                                                                               (Unaudited)
                                                                                            1996        1995
                                                                                         --------    --------
OPERATING ACTIVITIES:
Net income                                                                               $  5,050    $  4,375
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                            1,858       1,752
   Deferred income tax provision (benefit)                                                  1,109        (225)
   Provision for doubtful accounts                                                             99         104
   Changes in:
      Trade receivables                                                                    (2,566)     (6,163)
      Inventories                                                                          (1,648)     (2,399)
      Prepaid and other assets                                                             (1,165)        358
      Accounts payable                                                                     (9,297)     (5,571)
      Other liabilities                                                                     4,050       4,056
                                                                                         --------    --------
Net cash used in operating activities                                                      (2,510)     (3,713)
                                                                                         --------    --------

INVESTING ACTIVITIES:
Property additions                                                                         (1,466)     (1,715)
Other, net                                                                                      8        (569)
                                                                                         --------    --------
Net cash used in investing activities                                                      (1,458)     (2,284)
                                                                                         --------    --------

FINANCING ACTIVITIES:
Debt borrowings                                                                             6,300         ---
Debt repayments                                                                            (7,746)        (57)
Preferred stock dividends paid                                                                ---        (788)
Purchase of common stock                                                                   (1,205)        ---
Proceeds from stock options exercised                                                          16         ---
                                                                                         --------    --------
Net cash used in financing activities                                                      (2,635)       (845)
                                                                                         --------    --------

NET DECREASE IN CASH AND EQUIVALENTS                                                       (6,603)     (6,842)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                                                     35,231      33,487
                                                                                         --------    --------

CASH AND EQUIVALENTS-END OF PERIOD                                                       $ 28,628    $ 26,645
                                                                                         ========    ========

OTHER CASH FLOW INFORMATION:
Interest paid                                                                            $  1,444    $  1,320
Income taxes paid                                                                              58         149


See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 27, 1996
(UNAUDITED)
- - --------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the "Company" or "NBC") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 27, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:



                                            (In thousands)
                                  July 27, 1996      April 27, 1996
                                  -------------      --------------
Finished goods                       $ 12,940             $11,225
Raw materials and packaging supplies   11,685              11,752
                                     --------             -------
Total                                $ 24,625             $22,977
                                     ========             =======

3.  PROPERTY

Property consists of the following:

                                           (In thousands)
                                July 27, 1996        April 27, 1996
                                -------------        --------------
Land                              $  9,959             $  9,959
Buildings and improvements          30,654               30,654
Machinery and equipment             70,882               69,501
                                  --------             --------
Total                              111,495              110,114
Less accumulated depreciation      (55,326)             (53,888)
                                 ---------             --------
Property-net                     $  56,169             $ 56,226
                                 =========             ========

Depreciation expense was $1,515,000 and $1,595,000 for the three month periods ended July 27, 1996 and July 29, 1995, respectively.

4.  DEBT

Debt consists of the following:

                                            (In thousands)
                                 July 27, 1996      April 27, 1996
                                 -------------      --------------
9.95% Senior Notes (see below)     $   41,667          $ 41,667
Credit Facility                        10,500            17,783
Term Loan Facility                      8,300             2,000
Other (including capital leases)        1,584             2,047
                                   ----------          --------
Total                                  62,051            63,497
Less current portion                     (713)             (929)
                                  -----------          --------
Long-term portion                 $    61,338          $ 62,568
                                  ===========          ========

In 1992, a subsidiary of the Company issued 9.95% unsecured senior notes in the original principal amount of $50 million due November 1, 2000 (the "Senior Notes") payable in six equal annual principal installments, the first of which was paid on November 1, 1995. Additionally, the subsidiary has a $25 million unsecured revolving credit facility (the "Credit Facility") with a bank. The Credit Facility expires August 31, 1997, and bears interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. In February 1996, the subsidiary entered into a $16.6 million unsecured term loan facility ("Term Loan Facility") with a bank expiring in October 1997. The
Term Loan Facility provides credit availability of $8.3 million immediately and an additional $8.3 million commencing October 30, 1996. The Term Loan Facility bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election.

The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 27, 1996, net assets of the subsidiary totaling approximately $41 million were restricted from distribution and the Company was in compliance with all loan covenants and restrictions. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

5.  COMMITMENTS AND CONTINGENCIES

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a shareholder of Burnup & Sims Inc. ("BSI"), now MasTec, Inc., in the Court of Chancery of the State of Delaware in and for New Castle County against NBC, the members of the Board of Directors of BSI and against BSI. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors of BSI, and NBC, as its largest shareholder, breached their respective fiduciary duties in approving
(i) the dividend by BSI of its shares of NBC common stock (the "Distribution") and (ii) the exchange of certain shares of BSI's common stock held by NBC for certain indebtedness of NBC held by BSI (the "Exchange"; the Distribution and the Exchange are hereafter referred to as the "1991 Transaction"), in allegedly placing the interests of NBC ahead of the interests of other shareholders of BSI. The derivative action claims allege, among other things, that the Board of Directors of BSI breached their fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of BSI to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover unspecified damages. The defendants, including the Company, have moved to dismiss the actions for failure to make a demand and state a claim upon which relief can be granted. The motion is still pending.

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (the "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and NBC, as BSI's largest stockholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of NBC at the expense of BSI's stockholders. On November 29, 1993, plaintiff filed a motion for an order preliminary and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions and, on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

The Company is a defendant in various other lawsuits arising in the ordinary course of business.

In the opinion of management, after taking into account provisions recorded for legal claims and related costs, the ultimate disposition of the foregoing lawsuits will not have a material adverse effect on the Company's consolidated financial position or result of operations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

6.  CAPITAL STOCK

In June 1996, the Company purchased 100,000 shares of common stock on the open market. Such shares have been classified as held in treasury.

On August 23, 1996, the Board of Directors of the Company declared a 2 for 1 stock split effected as a 100% stock dividend to its shareholders of record on September 9, 1996. The dividend is scheduled to be paid October 25, 1996. Amounts presented in these financial statements have not been adjusted for the effects of the dividend.

During the three months ended July 27, 1996, the Company granted options to purchase 96,350 shares of common stock at an exercise price of $10 per share. At July 27, 1996, options to purchase 570,300 shares at an average exercise price of $4.74 per share were outstanding and options to purchase 237,300 shares were available for grant.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. ("NBC") produces, manufactures, markets and distributes its full line of branded cola and multi-flavored soft drinks, juice products, and bottled water under the brand names Shasta (r), Faygo (r), Everfresh (r), Big Shot (r), nuAnce (r), Body Works (r), a Sante (r), Spree (r), Creepy Coolers (tm), and St. Nick's (tm). Substantially all of the Company's brands are produced in the Company's fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies. NBC and its consolidated subsidiaries are referred to herein as the "Company".

The Company intends to further its growth by increasing its brand awareness through greater retailer sponsorship and entering into long-term contractual relationships with national and regional retailers to supply both Company branded and allied branded soft drinks ("strategic alliances"). The Company believes that the strength of its regional brands and its manufacturing facilities position the Company as one of the leading single-source suppliers for both value-priced flavor soft-drinks, such as Shasta(r) and Faygo(r), as well as allied branded soft drinks in multiple flavors and packaging throughout the continental United States. The Company also plans to grow its revenues and brands by acquiring other regional beverage businesses that meet its strategic and financial objectives.

Industry soft drink sales are seasonal with the highest volume typically realized during the months of May through October. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended July 27, 1996 (first quarter of fiscal year 1997) as compared to Three Months Ended July 29, 1995 (first quarter of fiscal year 1996)

Net sales for the quarter ended July 27, 1996 increased 8.4% to $110.2 million from $101.7 million for the first quarter of the prior year. This increase is principally due to the effect of (i) the Company's acquisition of Everfresh Beverages in the fourth quarter of fiscal year 1996, and (ii) strategic alliance agreements entered into with three major retailers. Case volume increased 8.6% for the first quarter of fiscal year 1997 as compared to the first quarter of fiscal 1996, while per-case selling prices remained relatively constant.

Gross profit increased to 29.3% of net sales for the first quarter of fiscal 1997 from 25.0% of net sales for the first quarter of fiscal 1996. This increase in gross margin is due to decreases in certain packaging costs and higher margins attained on the Company's juice and other branded products. The gross profit increase also reflects the effect of increased case volume. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant increases in raw material costs in fiscal 1997 and has generally been successful in passing through cost increases to maintain profit margins.

Selling, general and administrative expenses approximated 21.0% and 17.1% of net sales for the first quarter of fiscal 1997 and 1996, respectively. Increased marketing and advertising costs relative to the Company's contractual commitments with its strategic alliance partners and expanded in-store and other promotional programs accounted for this change.

Interest expense increased approximately $ .15 million for the three-month period ended July 27, 1996 due to larger average balances of debt outstanding.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% and 38% of income before taxes for the quarter ended July 27, 1996 and July 29, 1995, respectively. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and certain non-deductible expenses.

Accordingly, net income increased 15% to $5.1 million or $.54 per share for the three months ended July 27, 1996 from $4.4 million or $.44 per share for the three months ended July 29, 1995. Earnings applicable to common shares increased to $5.1 million for the quarter ended July 27, 1996 from $4.1 million for the comparable quarter in the prior year. The first quarter of fiscal year 1997 does not include the effect of preferred stock dividends of approximately $ .3 million as a result of the Company's purchase of its preferred stock in the fourth quarter of fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

July 27, 1996 as compared to April 27, 1996

The Company's cash position decreased approximately $6.6 million to $28.6 million during the three months ended July 27, 1996. Cash used in operating activities of $2.5 million was comprised of net income of $5.1 million plus non-cash charges of $3.1 million less cash used for other working capital requirements based upon seasonal business requirements of $10.6 million. Cash of $1.5 million was used in investing activities, principally for capital expenditures. Cash of $2.6 million was used in financing activities, principally for net debt repayments of $1.4 million and the Company's $1.2 million repurchase of its common stock. The Company's ratio of current assets to current liabilities approximated 1.9 to 1 and 1.8 to 1 at July 27, 1996 and April 27, 1996, respectively, and working capital increased to $46.1 million from $44.1 million for those same periods. The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. At July 27, 1996, the Company had no material commitments for capital expenditures requiring cash outlays.

At July 27, 1996, the Company had outstanding long-term debt of $61.3 million. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 27, 1996, net assets of the subsidiary totaling approximately $41 million were restricted from distribution and the Company was in compliance with all loan covenants and restrictions. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's strategic alliance objective; fluctuations in the costs of raw materials; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

          27  Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K: None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 10, 1996

                                            NATIONAL BEVERAGE CORP.
                                            (Registrant)

                                            By: \s\ Dean A. McCoy
                                            ------------------------
                                            Dean A. McCoy
                                            Vice President - Controller
                                            (On behalf of the Registrant and
                                            as Principal Accounting Officer)