Form 10-Q
period 1996-10-26
NATIONAL BEVERAGE CORP
filed 1996-12-10
CIK 69891

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                       -------------------------------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 26, 1996

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-14170

                           NATIONAL BEVERAGE CORP.
           (Exact  name of registrant as specified in its charter)


                 Delaware                        59-2605822
               ------------                   ----------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)


One North University Drive, Ft. Lauderdale, FL                    33324
----------------------------------------------                   --------
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

     Yes    ( X )                      No    (   )

The number of shares of Registrant's common stock outstanding as of December 5, 1996 was 18,450,408.

                           NATIONAL BEVERAGE CORP.
                        QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 1996

                                    INDEX

                       PART I - FINANCIAL INFORMATION

                                                                Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of October 26, 1996 and April 27, 1996......................  3

Condensed Consolidated Statements of Income
for the three months and six months ended October 26, 1996
and October 28, 1995...........................................  4

Condensed Consolidated Statement of Shareholders' Equity
for the six months ended October 26, 1996......................  5

Condensed Consolidated Statements of Cash Flows
for the six months ended October 26, 1996
and October 28, 1995...........................................  6

Notes to Condensed Consolidated Financial Statements...........  7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.................. 11

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................... 15

Item 4. Submission of Matters to a Vote of Security Holders.... 15

Item 6. Exhibits and Reports on Form 8-K....................... 15

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 26, 1996 AND APRIL 27, 1996
(In thousands, except share amounts)

                                                                                    (Unaudited)
                                                                               October 26,  April 27,
                                                                                  1996        1996
                                                                               ----------  ----------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                           $   27,171  $   35,231
Trade receivables (net of allowance  of $688 at October 26, 1996                   29,387      33,726
  and $694 at April 27, 1996)
Inventories                                                                        26,448      22,977
Deferred income taxes                                                               2,617       3,630
Prepaid and other                                                                   4,214       6,056
                                                                               ----------  ----------
Total current assets                                                               89,837     101,620
PROPERTY - NET                                                                     56,080      56,226
INTANGIBLE ASSETS - NET                                                            16,353      15,207
OTHER ASSETS                                                                        3,787       4,507
                                                                               ----------  ----------
TOTAL                                                                          $  166,057  $  177,560
                                                                               ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                               $   25,234  $   38,201
Accrued liabilities                                                                16,988      17,534
Income taxes payable                                                                2,079       1,376
Current portion of long-term debt                                                     717         929
                                                                               ----------  ----------
Total current liabilities                                                          45,018      58,040
LONG-TERM DEBT                                                                     57,191      62,568
DEFERRED INCOME TAXES                                                               7,032       6,805
ACCRUED INSURANCE - NONCURRENT                                                      3,168       3,095
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation
  preference of $15,000 (Authorized 1,000,000 shares;  Issued 150,000                 150         150
  shares;  no shares outstanding)
Common stock, $.01 par value (Authorized 50,000,000 shares;  Issued:
  21,981,132 shares in October 1996; 12,741,488 shares in April 1996;  Out-
  standing: 18,450,408 shares in October 1996; 9,310,764 shares in April 1996)        220         127
Additional paid-in capital                                                         14,904      14,873
Retained earnings                                                                  51,855      44,178
Treasury stock - at cost
  Preferred stock                                                                  (5,100)     (5,100)
  Common stock                                                                     (8,381)     (7,176)
                                                                               ----------  ----------
Total shareholders' equity                                                         53,648      47,052
                                                                               ----------  ----------
TOTAL                                                                          $  166,057  $  177,560
                                                                               ==========  ==========

See accompanying notes to condensed consolidated financial statements.
                                       3

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 26, 1996  AND OCTOBER 28,
1995
(In thousands, except per share amounts)

                                                                      (Unaudited)
                                                    Three Months Ended             Six Months Ended
                                                    1996          1995           1996            1995
                                                  --------      --------       ---------       ---------
Net Sales                                         $ 94,968      $ 84,564       $ 205,172       $ 186,224

Cost of Sales                                       67,564        63,316         145,475         139,575
                                                  --------      --------       ---------       ---------

Gross Profit                                        27,404        21,248          59,697          46,649

Selling, General and Administrative Expenses        22,199        16,737          45,395          34,136

Interest Expense                                     1,268         1,304           2,716           2,603

Other Expense (Income) - Net                          (233)         (310)           (600)           (663)
                                                  --------      --------       ---------       ---------

Income before Income Taxes                           4,170         3,517          12,186          10,573

Provision for Income Taxes                           1,543         1,336           4,509           4,017
                                                  --------      --------       ---------       ---------

Net Income                                        $  2,627      $  2,181       $   7,677       $   6,556
                                                  ========      ========       =========       =========

Earnings  Applicable to Common Shares             $  2,627      $  1,919       $   7,677       $   6,031
                                                  ========      ========       =========       =========

Earnings  per Common Share                        $   0.14      $   0.10       $    0.41       $    0.32
                                                  ========      ========       =========       =========

Average Shares Outstanding                          19,010        18,600          18,935          18,600


See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 26, 1996
(In thousands, except share amounts)

                                                                         (Unaudited)
                                                                     Shares        Amount
                                                                   ----------     --------
PREFERRED STOCK
Beginning and end of period                                           150,000     $    150
                                                                   ==========     ========
COMMON STOCK
Beginning of period                                                12,741,488     $    127
Stock options exercised                                                14,440            1
2 for 1 stock split                                                 9,225,204           92
                                                                   ----------     --------
End of period                                                      21,981,132     $    220
                                                                   ==========     ========
ADDITIONAL PAID-IN CAPITAL
Beginning of period                                                               $ 14,873
Stock options exercised                                                                123
2 for 1 stock split                                                                    (92)
                                                                                  --------
End of period                                                                     $ 14,904
                                                                                  ========
RETAINED EARNINGS
Beginning of period                                                               $ 44,178
Net income                                                                           7,677
                                                                                  --------
End of period                                                                     $ 51,855
                                                                                  ========
TREASURY STOCK-PREFERRED
Beginning and end of period                                           150,000     $ (5,100)
                                                                   ==========     ========
TREASURY STOCK-COMMON
Beginning of period                                                 3,430,724     $ (7,176)
Purchase of common stock                                              100,000       (1,205)
                                                                   ----------     --------
End of period                                                       3,530,724     $ (8,381)
                                                                   ==========     ========

TOTAL SHAREHOLDERS' EQUITY                                                        $ 53,648
                                                                                  ========

See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 26, 1996 AND OCTOBER 28, 1995
(In thousands)

                                                                  (Unaudited)
                                                            1996              1995
                                                        ------------      ------------
OPERATING ACTIVITIES:
Net income                                              $      7,677      $      6,556
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                               3,722             3,500
   Deferred income tax provision (benefit)                     1,240              (450)
   Provision for doubtful accounts                                56                 9
   Loss on sale of property                                       26                 4
   Changes in:
      Trade receivables                                        4,886             6,947
      Inventories                                             (2,390)           (7,883)
      Prepaid and other assets                                  (342)             (450)
      Accounts payable                                       (12,930)          (14,020)
      Other liabilities                                         (573)            1,446
                                                        ------------      ------------
Net cash provided by (used in) operating activities            1,372            (4,341)
                                                        ------------      ------------

INVESTING ACTIVITIES:
Property additions                                            (2,892)           (2,903)
Other, net                                                       220              (568)
                                                        ------------      ------------
Net cash used in investing activities                         (2,672)           (3,471)
                                                        ------------      ------------

FINANCING ACTIVITIES:
Debt borrowings                                               12,700             ---
Debt repayments                                              (18,289)             (101)
Preferred stock dividends paid                                 ---              (1,050)
Purchase of common stock                                      (1,205)            ---
Proceeds from stock options exercised                             34             ---
                                                        ------------      ------------
Net cash used in financing activities                         (6,760)           (1,151)
                                                        ------------      ------------

NET DECREASE IN CASH AND EQUIVALENTS                          (8,060)           (8,963)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                        35,231            33,487
                                                        ------------      ------------

CASH AND EQUIVALENTS-END OF PERIOD                      $     27,171      $     24,524
                                                        ============      ============

OTHER CASH FLOW INFORMATION:
Interest paid                                           $      2,743      $      2,614
Income taxes paid                                              2,144             3,018

See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 26, 1996
(UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. ("NBC") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 27, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:

                                               (In thousands)
                                     October 26, 1996   April 27, 1996
                                     ----------------   --------------
Finished goods                           $12,592            $11,225
Raw materials and packaging supplies      13,856             11,752
                                         -------            -------
Total                                    $26,448            $22,977
                                         =======            =======

3.  PROPERTY

Property consists of the following:

                                               (In thousands)
                                     October 26, 1996   April 27, 1996
                                     ----------------   --------------
Land                                     $  9,959           $  9,959
Buildings and improvements                 30,654             30,654
Machinery and equipment                    72,273             69,501
                                         --------           --------
Total                                     112,886            110,114
Less accumulated depreciation             (56,806)           (53,888)
                                         --------           --------
Property-net                             $ 56,080           $ 56,226
                                         ========           ========

Depreciation expense was $1,519,000 and $3,034,000 for the three and six month periods ended October 26, 1996, respectively, and $1,593,000 and $3,188,000 for the three and six month periods ended October 28, 1995, respectively.

4.  DEBT

Debt consists of the following:

                                               (In thousands)
                                     October 26, 1996   April 27, 1996
                                     ----------------   --------------
9.95% Senior Notes (see below)           $41,667            $41,667
Credit Facility (see below)                6,400             17,783
Term Loan Facility (see below)             8,300              2,000
Other (including capital leases)           1,541              2,047
                                         -------            -------
Total                                     57,908             63,497
Less current portion                        (717)              (929)
                                         -------            -------
Long-term portion                        $57,191            $62,568
                                         =======            =======

In 1992, a subsidiary of the Company issued 9.95% unsecured senior notes in the original principal amount of $50 million due November 1, 2000 (the "Senior Notes") payable in six equal annual principal installments, the first of which was paid on November 1, 1995. Additionally, the subsidiary has a $25 million unsecured revolving credit facility (the "Credit Facility") with a bank. The Credit Facility expires August 31, 1998, and bears interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. In February 1996, the subsidiary entered into a $16.6 million unsecured term loan facility ("Term Loan Facility") with a bank expiring on October 29, 1997. The Term Loan Facility bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election.

The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 26, 1996, net assets of the subsidiary totaling approximately $42 million were restricted from distribution and the Company was in compliance with all loan covenants and restrictions. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

On October 25, 1996, the Company paid a 2 for 1 stock split effected as a 100% stock dividend to its shareholders of record on September 9, 1996. Average shares outstanding, stock option data, and per share data presented in these financial statements have been adjusted for the effects of the dividend.

During the six months ended October 26, 1996, the Company granted options to purchase 192,700 shares of common stock at an exercise price of $5 per share (market value at the date of grant) and there were 28,880 option shares exercised at an exercise price ranging from $.63 to $2.10 per share. At October 26, 1996, options to purchase 1,129,720 shares at a weighted average exercise price of $2.38 (ranging from $.13 to $5.00 per share) were outstanding and 449,600 stock-based awards were available for future grant.

7.  ACQUISITIONS

In October 1996, the Company concluded its acquisition of substantially all of the assets of a company which developed and marketed LaCroix (r) water and Cascadia (r) branded products. The acquisition of such assets has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which have been included in the consolidated statement of income from the date of acquisition, do not materially impact results for the periods presented. Pro forma effects of the acquisition are not material to the Company's financial position or results of operations.

                       PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. ("NBC") and its subsidiaries (the "Company") produce, manufacture, market and distribute its full line of branded cola and multi-flavored soft drinks, juice products, and bottled water under the brand names Shasta (r), Faygo (r), Everfresh (r), Big Shot (r), nuAnce (r), Body Works (r), a Sante (r), Spree (r), Creepy Coolers (tm), and St. Nick's (tm). Substantially all of NBC's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The Company intends to further its growth by increasing its brand awareness through greater retailer sponsorship and entering into strategic alliances with national and regional retailers to supply both Company branded and allied branded soft drinks ("strategic alliances"). The Company believes that the strength of its regional brands and its manufacturing facilities position the Company as one of the leading single-source suppliers for both value-priced, flavored soft-drinks, such as Shasta (r) and Faygo (r), as well as allied branded soft drinks in multiple flavors and packaging throughout the United
States.   The Company also plans to grow its revenues and brands by acquiring other regional beverage businesses that meet its strategic and financial objectives.

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended October 26, 1996 (second quarter of fiscal year 1997) compared to Three Months Ended October 28, 1995 (second quarter of fiscal year
1996)

Net sales for the quarter ended October 26, 1996 increased 12% to $95 million from $84.6 million for the second quarter of the prior year. This increase is principally due to higher unit selling prices attributable to reduced promotional price discounting, increased unit volume of the Company's brands, and increased sales of materials to bottling customers and others. Unit volume also reflects increases due to the acquisition of Everfresh Beverages in the fourth quarter of fiscal 1996 and the Company's strategic alliance programs net of reduced sales of lower priced, non-branded products.

Gross profit increased to 28.9% of net sales for the second quarter of fiscal 1997 from 25.1% of net sales for the second quarter of fiscal 1996. This increase is due to decreases in certain packaging costs and higher margins attained on the Company's juice products as well as the higher unit pricing noted above. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant increases in raw material costs in fiscal 1997 and has generally been successful in passing through cost increases to maintain profit margins.

Selling, general and administrative expenses approximated 23.4% and 19.8% of net sales for the second quarter of fiscal 1997 and 1996, respectively. Increased marketing and advertising costs relative to the Company's contractual commitments with its strategic alliance partners, expanded in-store and other promotional programs, increased shipping expenses, and increased administrative costs relative to acquired companies accounted for this change.

Interest expense decreased slightly during the second quarter as compared to the prior year due to a decline in the principal amount due on the Company's Senior Notes. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% and 38% of income before taxes for the three months ended October 26, 1996 and October 28, 1995, respectively. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 20% to $2.6 million or $.14 per share for the three months ended October 26, 1996 from $2.2 million or $.10 per share for the three months ended October 28, 1995. Earnings applicable to common shares increased to $2.6 million for the quarter ended October 26, 1996 from $1.9 million for the comparable quarter in the prior year. The second quarter of fiscal 1996 includes dividends of approximately $ .3 million relative to the Company's preferred stock, which was repurchased in the fourth quarter of fiscal 1996.

Six Months Ended October 26, 1996 (first six months of fiscal year 1997) compared to Six Months Ended October 28, 1995 (first six months of fiscal year
1996)

Net sales for the six months ended October 26, 1996 increased approximately 10% when compared to the six months ended October 28, 1995. This increase is principally due to the acquisition of Everfresh Beverages in the fourth quarter of fiscal 1996 and the higher unit selling prices and increased unit volume of branded cases noted above, net of reduced sales of lower priced, non-branded products.

Gross profit increased to 29.1% of net sales for the six months ended October 26, 1996 from 25.0% of net sales for the six months ended October 28, 1995 due to decreases in certain packaging costs, higher margins attained on the Company's juice products and the effect of increased case volume and related efficiencies.

An increase in selling, general and administrative expenses to 22.1% of net sales for the six months ended October 26, 1996 from 18.3% of net sales for the six months ended October 28, 1995 is primarily due to increased advertising, marketing and promotional activities, increased shipping costs, and increased administrative costs relative to acquired companies.

The effective tax rate for federal and state income taxes for the first six months of fiscal years 1997 and 1996 approximated 37% and 38%, respectively, and are based upon estimated annual effective income tax rates.

Net income increased 17% to $7.7 million or $.41 per share for the six months ended October 26, 1996 from $6.6 million or $.32 per share for the six months ended October 28, 1995. Earnings applicable to common shares increased to $7.7 million for the six months ended October 26, 1996 from $6.0 million for the comparable quarter in the prior year. The six month period of fiscal 1996 includes dividends of approximately $ .5 million relative to the Company's preferred stock, which was repurchased in the fourth quarter of fiscal 1996

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

October 26, 1996 compared to April 27, 1996

The Company's cash position decreased approximately $8.1 million during the six months ended October 26, 1996 due primarily to reduced borrowing under the Company's bank credit lines and typical seasonal increases in working capital, partially offset by cash generated by operations for the period. Cash provided by operating activities of $1.4 million was comprised of net income of $7.7 million plus non-cash charges of $5.0 million less cash used for other working capital requirements based upon seasonal business requirements of $11.3 million. Cash of $2.7 million was used in investing activities, principally for capital expenditures. Cash of $6.8 million was used in financing activities, principally for net debt repayments of $5.6 million and the Company's $1.2 million repurchase of its common stock. The Company's ratio of current assets to current liabilities approximated 2.0 to 1 and
1.8 to 1 at October 26, 1996 and April 27, 1996, respectively, and working capital increased to $44.8 million from $43.6 million for those same periods.

The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. Although the Company is evaluating various capital projects to expand capacity at certain manufacturing facilities, the Company currently has no material commitments for capital expenditures requiring cash outlays.

At October 26, 1996, the Company had outstanding long-term debt of $57.2 million. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 26, 1996, net assets of the subsidiary of approximately $42 million were restricted from distribution. Cash balances of the Registrant, when combined with funds available from its subsidiary, provide sufficient liquidity to allow the Registrant to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at October 26, 1996. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report of Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's strategic alliance objective; fluctuations in the costs of raw materials; continued retailer support of the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on October 25, 1996, Nick
A. Caporella was elected to the Board of Directors for a three-year term; 8,875,680 votes were cast for his election and 11,990 votes were withheld.

In addition, the Company's restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock that the Company may issue from 20,000,000 to 50,000,000 pursuant to written consents of shareholders dated October 10, 1996. Under Delaware law, the amendment became effective upon receipt of consents approving the amendment representing a majority of the outstanding shares of common stock of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:  27 Financial Data Schedule (For SEC Use Only)

(b)    Reports on Form 8-K: None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 10, 1996

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