Form 10-Q
period 1997-01-25
NATIONAL BEVERAGE CORP
filed 1997-03-11
CIK 69891

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 25, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14170

                             NATIONAL BEVERAGE CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                               59-2605822
                    --------                               ----------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

     One North University Drive, Ft. Lauderdale, FL           33324
     ----------------------------------------------           ------
       ( Address of principal executive offices)            (Zip Code)

                                 (954) 581-0922
                              --------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  ( X )                      No  (   )

The number of shares of Registrant's common stock outstanding as of March 7, 1997 was 18,457,968.

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 1997

                                                       INDEX

                                          PART I - FINANCIAL INFORMATION
                                                                                                              Page
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of January 25, 1997 and April 27, 1996 ....................................................................  3

Condensed Consolidated Statements of Income for the three months and nine months ended January 25, 1997 and January 27, 1996...................................................................  4

Condensed Consolidated Statement of Shareholders' Equity
for the nine months ended January 25, 1997....................................................................  5

Condensed Consolidated Statements of Cash Flows for the nine months ended
January 25, 1997 and January 27, 1996.........................................................................  6

Notes to Condensed Consolidated Financial Statements..........................................................  7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations ................................................................ 11

                                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................... 15

Item 6. Exhibits and Reports on Form 8-K...................................................................... 15

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 25, 1997 AND APRIL 27, 1996
(In thousands, except share amounts)
================================================================================

                                                                                                       (Unaudited)
                                                                                             January 25,           April 27,
                                                                                                 1997                1996
                                                                                          -----------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                                      $         22,107     $         35,231
Trade receivables (net of allowance  of $681 at January 25, 1997                                    33,588               33,726
  and $694 at April 27, 1996)
Inventories                                                                                         24,343               22,977
Deferred income taxes                                                                                2,617                3,630
Prepaid and other                                                                                    5,570                6,056
                                                                                          ----------------     ----------------
Total current assets                                                                                88,225              101,620
PROPERTY - NET                                                                                      55,531               56,226
INTANGIBLE ASSETS - NET                                                                             16,213               15,207
OTHER ASSETS                                                                                         3,586                4,507
                                                                                          ----------------     ----------------

TOTAL                                                                                     $        163,555     $        177,560
                                                                                          ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                          $         32,278     $         38,201
Accrued liabilities                                                                                 14,748               17,534
Income taxes payable                                                                                 1,938                1,376
Current portion of long-term debt                                                                      721                  929
                                                                                          ----------------     ----------------
Total current liabilities                                                                           49,685               58,040
LONG-TERM DEBT                                                                                      49,576               62,568
DEFERRED INCOME TAXES                                                                                6,821                6,805
ACCRUED INSURANCE - NONCURRENT                                                                       3,190                3,095
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation
  preference of $15,000 (Authorized 1,000,000 shares;  Issued 150,000                                  150                  150
  shares;  no shares outstanding)
Common stock, $.01 par value (Authorized 50,000,000 shares;  Issued:
  21,982,732 shares in January 1997; 12,741,488 shares in April 1996; Out-
  standing: 18,452,008 shares in January 1997; 9,310,764 shares in April 1996)                         220                  127
Additional paid-in capital                                                                          14,911               14,873
Retained earnings                                                                                   52,483               44,178
Treasury stock - at cost
  Preferred stock                                                                                   (5,100)              (5,100)
  Common stock                                                                                      (8,381)              (7,176)
                                                                                          ----------------     ----------------
Total shareholders' equity                                                                          54,283               47,052
                                                                                          ----------------     ----------------

TOTAL                                                                                     $        163,555     $        177,560
                                                                                          ================     ================


See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 25, 1997 AND JANUARY 27, 1996 (In thousands, except per share amounts)
===============================================================================

                                                                                        (Unaudited)
                                                                  Three Months Ended                     Nine Months Ended
                                                                1997              1996                1997             1996
                                                           -------------     -------------        -------------    --------------
Net Sales                                                  $      75,113     $      67,245        $     280,285    $      253,469

Cost of Sales                                                     53,232            50,637              198,707           190,212
                                                           -------------     -------------        -------------    --------------
Gross Profit                                                      21,881            16,608               81,578            63,257

Selling, General and Administrative Expenses                      19,912            14,976               65,307            49,112

Interest Expense                                                   1,118             1,119                3,834             3,722

Other Expense (Income) - Net                                        (145)             (198)                (745)             (861)
                                                           -------------     -------------        -------------    --------------
Income before Income Taxes                                           996               711               13,182            11,284

Provision for Income Taxes                                           368               271                4,877             4,288
                                                           -------------     -------------        -------------    --------------
Net Income                                                 $         628     $         440        $       8,305    $        6,996
                                                           =============     =============        =============    ==============

Earnings  Applicable to Common Shares                      $         628     $         177        $       8,305    $        6,208
                                                           =============     =============        =============    ==============

Earnings  per Common Share                                 $        0.03     $        0.01        $        0.44    $         0.33
                                                           =============     =============        =============    ==============

Average Shares Outstanding                                        19,254            18,600               19,041            18,600



See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 25, 1997
(In thousands, except share amounts)
===============================================================================


                                                                                                 (Unaudited)
                                                                                       Shares                     Amount
                                                                                     ----------               -------------
PREFERRED STOCK
Beginning and end of period                                                             150,000               $         150
                                                                                     ==========               =============

COMMON STOCK
Beginning of period                                                                  12,741,488               $         127
Stock options exercised                                                                  16,040                           1
2 for 1 stock split                                                                   9,225,204                          92
                                                                                     ----------               -------------
End of period                                                                        21,982,732               $         220
                                                                                     ==========               =============

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                                                                           $      14,873
Stock options exercised                                                                                                 130
2 for 1 stock split                                                                                                     (92)
                                                                                                              -------------
End of period                                                                                                 $      14,911
                                                                                                              =============

RETAINED EARNINGS
Beginning of period                                                                                           $      44,178
Net income                                                                                                            8,305
                                                                                                              -------------
End of period                                                                                                 $      52,483
                                                                                                              =============
TREASURY STOCK-PREFERRED
Beginning and end of period                                                             150,000               $      (5,100)
                                                                                      =========               =============
TREASURY STOCK-COMMON
Beginning of period                                                                   3,430,724               $      (7,176)
Purchase of common stock                                                                100,000                      (1,205)
                                                                                     ----------               -------------
End of period                                                                         3,530,724               $      (8,381)
                                                                                     ==========               =============

TOTAL SHAREHOLDERS' EQUITY                                                                                    $      54,283
                                                                                                              =============


See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 25, 1997 AND JANUARY 27, 1996
(In thousands)
================================================================================


                                                                                                    (Unaudited)
                                                                                              1997                1996
                                                                                         --------------       -------------
OPERATING ACTIVITIES:
Net income                                                                               $       8,305        $       6,996
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                                 5,576                5,273
   Deferred income tax provision (benefit)                                                       1,029                  (12)
   Provision (benefit) for doubtful accounts                                                        28                  (75)
   Loss on sale of property                                                                         73                   11
   Changes in:
      Trade receivables                                                                            713               10,419
      Inventories                                                                                 (285)              (6,709)
      Prepaid and other assets                                                                  (1,700)              (3,031)
      Accounts payable                                                                          (5,886)             (17,434)
      Other liabilities                                                                         (2,929)              (3,447)
                                                                                           -----------          -----------
Net cash provided by (used in) operating activities                                              4,924               (8,009)
                                                                                           -----------          -----------

INVESTING ACTIVITIES:
Property additions                                                                              (4,220)              (4,148)
Proceeds from disposal of property                                                                 387                    1
Other, net                                                                                         152                 (569)
                                                                                           -----------          -----------
Net cash used in investing activities                                                           (3,681)              (4,716)
                                                                                           -----------          -----------

FINANCING ACTIVITIES:
Debt borrowings                                                                                 20,200               10,000
Debt repayments                                                                                (33,400)              (8,481)
Preferred stock dividends paid                                                                     ---               (1,313)
Purchase of common stock                                                                        (1,205)                 ---
Proceeds from stock options exercised                                                               38                  ---
                                                                                           -----------          -----------
Net cash provided by (used in) financing activities                                            (14,367)                 206
                                                                                           -----------          -----------

NET DECREASE IN CASH AND EQUIVALENTS                                                           (13,124)             (12,519)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                                                          35,231               33,487
                                                                                           -----------          -----------
CASH AND EQUIVALENTS-END OF PERIOD                                                         $    22,107          $    20,968
                                                                                           ===========          ===========

OTHER CASH FLOW INFORMATION:
Interest paid                                                                              $     4,118          $     3,921
Income taxes paid                                                                                2,861                3,652

See accompanying notes to condensed consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 25, 1997
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. ("NBC") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 27, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation. NBC and its consolidated subsidiaries are referred to as the "Company".

2.  INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:

                                                (In thousands)
                                       Jan. 25, 1997      April 27, 1996
                                       -------------      --------------
Finished goods                            $11,354              $11,225
Raw materials and packaging supplies       12,989               11,752
                                          -------              -------

Total                                     $24,343              $22,977
                                          =======              =======


3.  PROPERTY

Property consists of the following:

                                               (In thousands)
                                      Jan. 25, 1997      April 27, 1996
                                     --------------      --------------
Land                                    $  9,959            $   9,959
Buildings and improvements                30,604               30,654
Machinery and equipment                   71,055               69,501
                                        --------            ---------
Total                                    111,618              110,114
Less accumulated depreciation            (56,087)             (53,888)
                                        --------            ---------
Property-net                            $ 55,531               56,226
                                        ========            =========

Depreciation expense was $1,511,000 and $4,545,000 for the three and nine month periods ended January 25, 1997, respectively, and $1,621,000 and $4,809,000 for the three and nine month periods ended January 27, 1996, respectively.

4.  DEBT

Debt consists of the following:


<CAPTION
                                                (In thousands)
                                       Jan. 25, 1997      April 27, 1996
                                      --------------      --------------
Senior Notes (see below)                 $33,333              $41,667
Credit Facility (see below)                7,500               17,783
Term Loan Facility (see below)             8,300                2,000
Other (including capital leases)           1,164                2,047
                                         -------              -------
Total                                     50,297               63,497
Less current portion                        (721)                (929)
                                         -------              -------
Long-term portion                        $49,576              $62,568
                                         =======              =======

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, at January 25, 1997, the subsidiary had a $25 million unsecured revolving credit facility (the "Credit Facility") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with a bank. The Credit Facility expires August 31, 1998, and bears interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in quarterly installments beginning February 1, 1998 and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. In February 1997, the subsidiary entered into an additional $10 million revolving credit facility with a bank which contains terms similar to the Credit Facility.

The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 25, 1997, net assets of the subsidiary totaling approximately $42 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

6.  CAPITAL STOCK

In June 1996, the Company purchased 100,000 shares of common stock on the open market. Such shares are held in treasury.

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996 effected as a 2 for 1 stock split. Average shares outstanding, stock option data, and per share data presented in these financial statements have been adjusted for the effects of the stock dividend.

During the nine months ended January 25, 1997, the Company granted options to purchase 192,700 shares of common stock at an exercise price of $5 per share and there were 30,480 option shares exercised at an exercise price ranging from $.63 to $2.10 per share. At January 25, 1997, options to purchase 1,128,120 shares at a weighted average exercise price of $2.38 (ranging from $.13 to $5.00 per share) were outstanding and stock-based awards to purchase 449,600 stock-based awards were available for grant.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. ("NBC") and its subsidiaries produce, manufacture, market and distribute a full line of branded cola and multi-flavored soft drinks, juice products, and bottled water under the brand names Shasta (r), Faygo (r), Everfresh (r), LaCroix (r), Big Shot (r), nuAnce (r), Body Works (r), a Sante (r), Spree (r), Creepy Coolers (tm), and St. Nick's (tm). Substantially all of NBC's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies. NBC and its consolidated subsidiaries are referred to as the "Company".

The Company's growth strategies include increasing its brand awareness through greater retailer sponsorship by entering into long-term alliances with national and regional retailers to supply both Company branded and allied branded soft drinks ("STRATEGIC ALLIANCES"). The Company believes that the strength of its regional brands and the location of its manufacturing facilities position the Company as one of the leading single-source suppliers for high quality, economically valued soft-drinks, such as Shasta (r) and Faygo (r), as well as allied-branded soft drinks in multiple flavors and packages throughout the United States.

The Company also plans to grow its revenues and brand portfolio by acquiring other regional beverage businesses that meet its strategic and financial objectives. Further, the Company plans to diversify its product lines and distribution channels through the acquisition of higher margin beverage products, such as Everfresh juice products and LaCroix spring and naturally-flavored carbonated waters, both which were acquired during the past 12 months.

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended January 25, 1997 (third quarter of fiscal 1997) compared to

Three Months Ended January 27, 1996 (third quarter of fiscal 1996)

Net sales for the third quarter ended January 25, 1997 increased approximately $7.9 million or 11.7% over the third quarter of the prior year. During the period, the Company expanded production and distribution of branded and allied-branded product under STRATEGIC ALLIANCE agreements with a number of new customers. Implementation of existing and new STRATEGIC ALLIANCE agreements are anticipated to favorably impact revenues in future periods. Revenue growth for the third quarter of fiscal 1997 also includes increased sales of Company branded products, including sales of Everfresh, and a change in product mix to larger package sizes. These increases were partially offset by reduced sales of certain lower-priced products and shorter than usual holiday selling period. As part of the Company's STRATEGIC ALLIANCE program, sales of product are supported by in-store and other product-related advertising, which has the effect of increasing both net sales and selling expenses.

Gross profit increased to approximately 29.1% of net sales for the third quarter of fiscal 1997 from 24.7% of net sales for the third quarter of fiscal 1996. As noted above, changes in promotions related to STRATEGIC ALLIANCE programs and expanded advertising had the effect of increasing net selling prices, which resulted in increased gross profit compared to the prior year. The increase in gross profit was also attributable to higher margins by greater focus on higher margin packages and juice related products and a slight reduction in the cost of raw materials. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant increases in raw material costs in fiscal 1997 and has generally been successful in passing through cost increases to maintain profit margins.

Selling, general and administrative expenses approximated 26.5% and 22.3% of net sales for the third quarter of fiscal 1997 and 1996, respectively. This increase is due in part to costs related to additional in-store and point of sale programs, and additional advertising expense.

Interest expense remained relatively constant during the third quarter compared to the prior year. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% and 38% of income before taxes for the third quarter of 1997 and 1996, respectively. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased to $628 thousand or $.03 per share for the quarter ended January 25, 1997 from $440 thousand or $.01 per share for the quarter ended January 27, 1996. Earnings applicable to common shares for the third quarter of fiscal 1996 includes dividends of $263 thousand related to the Company's preferred stock which was repurchased during the fourth quarter of fiscal 1996.

Nine Months Ended January 25, 1997 (first nine months of fiscal 1997) compared to Nine Months Ended January 27, 1996 (first nine months of fiscal 1996)

Net sales for the nine months ended January 25, 1997 increased approximately $26.8 million or 10.6% over the nine months ended January 27, 1996. This is principally due to increased volume related to STRATEGIC ALLIANCE agreements and the Everfresh acquisition, and the higher unit selling prices noted above. These increases were partially offset by reduced sales of certain lower priced products.

Gross profit increased to 29.1% of net sales for the nine months ended January 25, 1997 from 25.0% of net sales for the nine months ended January 27, 1996 due to the higher net pricing noted above, as well as higher margins attained on Everfresh juice products.

Selling, general and administrative expenses approximated 23.3% and 19.4% of net sales for the first nine months of fiscal 1997 and 1996, respectively. This increase is due in part to costs related to additional in-store and point of sale programs, and additional advertising expense, as well as increased administrative costs related to acquired companies.

The effective rate for federal and state income taxes for the first nine months of fiscal years 1997 and 1996 approximated 37% and 38%, respectively, and is based upon estimated annual effective income tax rates.

Net income increased 18.7% to $8.3 million or $.44 per share for the nine months ended January 25, 1997 from $7.0 million or $.33 per share for the nine months ended January 27, 1996. Earnings applicable to common shares for the first nine months of fiscal 1996 includes dividends of approximately $ .8 million related to the Company's preferred stock, which was repurchased in the fourth quarter of fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

January 25, 1997 compared to April 27, 1996

The Company views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's financial condition and enterprise value. During the nine months ended January 25, 1997, the Company generated EBITDA of $22.6 million, which represents an 11.4% increase from EBITDA of $20.3 million for the same period last year. EBITDA for the twelve month period ending January 25, 1997 was $29.0 million. The Company believes that additional cash flow, to support enhanced growth and debt capacity, can be achieved by favorably restructuring components of EBITDA through financing and other means.

For the nine months ended January 25, 1997, cash provided by operating activities of $4.9 million was comprised of net income of $8.3 million plus non-cash charges of $6.7 million less cash used for seasonal working capital requirements of $10.1 million. Cash of $3.7 million was used in investing activities, principally for capital expenditures. Cash of $14.4 million was used in financing activities, principally for net debt repayments of $13.2 million and the Company's $1.2 million repurchase of its common stock. At January 25, 1997, the Company's ratio of current assets to current liabilities was 1.8 to 1 and net working capital approximated $39 million. The Company currently has credit lines of approximately $50 million of which $15.8 million was drawn at January 25, 1997.

The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities; at the present time, the Company has no material commitments for capital expenditures requiring cash outlays.

At January 25, 1997, the Company had outstanding long-term debt of $49.6 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 25, 1997, net assets of the subsidiary of approximately $42 million were restricted from distribution. Cash balances of NBC, when combined with funds available from its subsidiary, provide sufficient liquidity to allow NBC to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at January 25, 1997 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report of Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's STRATEGIC ALLIANCE objective; fluctuations in the costs of raw materials and the ability of the Company to maintain margins; continued retailer support of the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

                        Exhibit
                        Number                Description
                       -----------            ------------
                        10.1                  Fifth Amendment to Credit Agreement, dated
                                              November 14, 1996

                        27                    Financial Data Schedule (For SEC Use Only)


(b)    Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 11, 1997

                                NATIONAL BEVERAGE CORP.
                                (Registrant)

                                By: \s\ Dean A. McCoy
                                    --------------------------------
                                    Dean A. McCoy
                                    Vice President - Controller
                                    (On behalf of the Registrant and
                                    as Principal Accounting Officer)