Form 10-K
period 1997-05-03
NATIONAL BEVERAGE CORP
filed 1997-08-01
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 3, 1997

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-14170

                             NATIONAL BEVERAGE CORP.
             (Exact name of Registrant as specified in its charter)

                Delaware                                   59-2605822
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

    One North University Drive, Ft. Lauderdale, FL            33324
        (Address of principal executive offices)            (Zip Code)

                                 (954) 581-0922
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

                                (Title of class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes (x)       No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price on July 28, 1997 was approximately $40,349,000.

The number of shares of Registrant's common stock outstanding as of July 28, 1997 was 18,465,628.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before September 2, 1997 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.        BUSINESS

GENERAL
National Beverage Corp. ("NBC") develops, manufactures, markets and distributes its full line of branded cola and multi-flavored soft drinks, juice products and bottled water under the brand names Shasta(r), Faygo(r), Everfresh(r), La CROIX(r), Big Shot(r), nuance(r), Body Works(r), `a Sante'(r), Spree(r), Creepy Coolers(tm) and St. Nick's(tm). Substantially all of the Company's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also produces branded soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies. NBC and its consolidated subsidiaries are referred to herein as the "Company".

Various strategies, including vertical integration of the supply of raw materials for the manufacturing process, bulk delivery to customer distribution centers, decentralized sales-marketing efforts, regional, in lieu of national, media promotion, and multiple distribution systems, are utilized by the Company to maintain its position as a cost-effective producer of its soft drink products. The Company believes the retailer is offered a higher profit margin on Company branded products than is typically available from the sale of nationally distributed products.

PRODUCTS
The Company's principal branded soft drink products, Shasta and Faygo, have been developed and marketed throughout the United States for over a combined 200 years. Established over 100 years ago and distributed nationally, Shasta is the largest of the Company's brands and includes approximately 50 flavors as well as bottled spring water. Currently celebrating its 90th anniversary, Faygo products are primarily distributed east of the Mississippi River and include over 45 flavors. In addition, the Company produces Big Shot, a regional multi-flavored soft drink line established in 1935; Everfresh, a full line of juice products distributed primarily in the Midwest and certain eastern markets; LaCROIX, a sparkling and still water product line sold mainly in the Midwest and by airlines; nuance, a new age beverage product; Body Works, an isotonic sports drink; `a Sante', a domestic sparkling mineral water; and Spree, an all natural carbonated soft drink.

Although cola drinks account for approximately 58% of the domestic soft drink grocery channel volume, the Company's "fantasy of flavors" strategy emphasizes its non-cola products. As a result, colas account for only 25% of the Company's total branded volume. The Company believes it is well-suited to compete in the flavor category due to the long established brand awareness of Shasta and Faygo, which are synonymous with flavor, along with its continued innovative "flavor-enhancement" philosophy. Additionally, NBC's structure permits regional manufacturing of products targeted toward specific demographics that may be unattractive for the national competitors to create and produce efficiently.

The Company continually develops new flavors and packaging for its brands. A variety of package sizes, including 18-pack and 24-pack "suitcases" of 12-ounce cans, single-serve 20 ounce plastic bottles, 24 ounce single-serve Everfresh juice bottles targeted toward the convenience store channel, and one, two and three liter "family size" bottles are produced by the Company's fourteen manufacturing facilities. Additionally, the Company sponsors special holiday promotions including Creepy Coolers for Halloween and St. Nick's, which features traditional cola and special Christmas flavors and colors. During the fiscal year ended May 3, 1997 ("fiscal 1997"), the Company introduced, among other flavors, Shasta Strawberry-Watermelon, Faygo Honeydew Mist, Big Shot Lime-Lemon Twist and Everfresh Lemon Tea and Cherry Lemonade.

During the fiscal year ended April 27, 1996 ("fiscal 1996"), the Company completed the acquisition of Everfresh, a regional juice and juice added beverage line, and during fiscal 1997, the Company concluded the acquisition of LaCROIX, a sparkling and still water product line.

MANUFACTURING
The Company's fourteen bottling plants are strategically located across the continental United States, enabling the Company to cost effectively manufacture and distribute beverages to most geographic markets. Each facility is generally equipped to produce canned and bottled beverage products in a variety of package sizes in each regional market. From time to time, the Company will shift manufacturing equipment among its facilities to increase cost efficiencies or maximize the utilization of equipment.

The Company believes that ownership of its bottling facilities provides an advantage over many of its competitors that rely upon independent third party bottlers to manufacture and market their products. Since the Company controls the national manufacture, distribution and marketing of its brands, the Company believes it can more effectively manage product quality and customer service and respond quickly to changing market conditions.

The Company manufactures a majority of its flavor concentrates at its own facilities which are then distributed throughout its bottling network for use in manufacturing products. Utilizing the same formulas throughout its own bottling plants, the Company seeks to ensure that all products are manufactured in accordance with uniform standards and specifications. The Company also maintains research and development labs at multiple locations. These labs test the Company's flavors as well as conduct research for new products and flavors.

DISTRIBUTION
The Company's products are sold primarily through the "take-home" channel as well as the convenience, food service and vending distribution channels. The take-home channel consists of grocery, warehouse club, mass merchandiser, wholesaler and discount stores.

The Company distributes its products primarily through the warehouse distribution centers of its customers and through a direct-store delivery system in certain geographic markets. Shasta is primarily sold through the warehouse distribution system; the product is shipped from the Company's manufacturing facility to the retailer's centralized distribution centers and then shipped by the retailer to each of its retail outlet locations with other consumer goods. Faygo, Big Shot, Everfresh, and LaCROIX are mainly distributed directly to the customer's retail outlets through the Company's bulk delivery and direct-store-delivery fleet and independent distributors.

The Company also provides distribution to the convenience store and retail gas station market. The Company uses its own direct-store-delivery fleet or that of independent distributors to service this channel. Faygo, Big Shot, Everfresh and LaCROIX are the Company's principal brands that are distributed to this market segment. The Company has placed an emphasis on increasing distribution through this higher-margin channel.

The Company's food service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food service wholesalers. The Company's food service division primarily distributes Shasta, Everfresh and LaCROIX products.

Each of the Company's take-home, convenience and food service operations uses vending machines and visi-coolers as marketing and promotional tools for the Company's brands. The Company provides Shasta, Faygo, Big Shot and Everfresh machines and coolers on a placement or purchase basis to its customers and vending operators. The Company believes that the vending market provides not only increased beverage sales but also the enhancement of brand awareness and development of brand loyalty.

SALES and MARKETING
The Company sells and markets its products through an internal sales network, as well as selected broker networks. The Company currently employs over two hundred sales representatives. Each sales company is established to serve a specific market segment, focusing either on geographic territories, distribution channels or product line segments. This focus allows each sales group to provide high level, responsive service and support to the customers and markets that it serves.

The Company's sales and marketing program is directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilizes a combination of regional advertising, special event marketing, diversified packaging and consumer coupon distribution. The Company retains advertising agencies to assist with media advertising programs for its brands. The Company also offers numerous promotional programs to its retail customers, including cooperative advertising support, in-store offers and volume incentives. The Company believes these elements allow it to tailor marketing and advertising programs for demographic and economic lifestyles to meet local and regional requirements. In addition, the Company seeks to maintain points of difference between its brands and those of its competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy.

The Company's "regional share dynamics" strategy emphasizes the acquisition and support of brands that have a significant regional presence. The Company believes that these types of products are less subject to attack by the larger national brands because of the strong, regional consumer loyalty developed over time and because of their relatively small national market share. Additionally, brands that have regional consumer recognition do not require costly mass media advertising and are effectively promoted by the Company's regionally targeted marketing programs and retailer-based sales incentives.

Beginning in the latter part of fiscal 1996, the Company commenced entering into long-term contractual relationships which join its sales and marketing and manufacturing expertise with national and regional retailer sales and marketing expertise. These "Strategic Alliances" provide for retailer promotional support for the Company's brands through in-store and point-of-sale advertising, and provide nationally integrated manufacturing and distribution services for the retailer's own branded products.

RAW MATERIALS
The Company maintains relationships with several suppliers of raw materials and packaging goods, and utilizes a centralized procurement division to purchase raw materials and packaging supplies. By consolidating the purchasing function for its fourteen bottling facilities, the Company believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of soft drinks.

Products produced and sold by the Company are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass, resin used in plastic bottles, aluminum, paper, cartons and caps. Most of the Company's low-calorie soft drink products use aspartame. The Company manufactures a majority of its own flavor concentrates and purchases the remainder of its raw materials from multiple suppliers. In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

All of the materials or ingredients used by the Company are presently available, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, national emergencies or other events outside the Company's control. Additionally, pricing and availability of certain of the Company's raw materials are based on commodities, primarily aluminum, resin, corn, linerboard and juice concentrates, which tend to fluctuate based upon world-wide market conditions.

SEASONALITY
Soft drink sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION
The production and sale of non-alcoholic beverages is highly competitive and the Company's competitive position varies in each of its market areas. The Company is not considered dominant in any market. Products produced and marketed by the Company compete with national soft drinks delivered directly to the retail customers by franchised bottlers, local and regional soft drink products (including other warehouse and retailer brands) and other beverages, including water, juice and juice-based drinks, "new age" beverage products, sports drinks, coffee and tea. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Competition is based upon taste, quality, price, availability, promotion, packaging, advertising and service to the customer. Price competition by national brand soft drink companies as well as other regional soft drink producers has been intense over recent years and the Company expects that such competitive conditions will continue.

TRADEMARKS
The Company maintains various registered trademarks for its proprietary brands in the United States and abroad, which are significant to the business of the Company. The Company intends to continue to maintain all registrations of its significant trademarks and continue to use the trademarks in the operation of its businesses.

GOVERNMENTAL REGULATION
The production, distribution and sale in the United States of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Certain states and localities prohibit, or may in the future enact legislation to prohibit, the sale of certain beverages unless a deposit or tax is charged for containers. The Company believes that it is in compliance in all material respects with such existing legislation.

All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect on the Company's financial or competitive position.

EMPLOYEES
As of May 3, 1997, the Company employed approximately 1,200 people, of which 400 are in professional, technical, managerial, sales, administrative, and clerical job classifications and 800 are production/hourly employees. Of the Company's hourly employees, approximately 300 are covered by collective bargaining agreements which expire through 2001. Management of the Company believes that the Company's relations with its employees are good.

ITEM 2.        PROPERTIES

The principal properties of the Company include fourteen production and warehouse facilities located in twelve states which, in the aggregate, comprise approximately two million square feet. Eleven facilities are owned by the Company and are located in the following states: Ohio, Michigan (2), Georgia, California (2), Texas, Kansas, Arizona, Utah and Washington. Three production facilities, located in Louisiana, Maryland and Florida, are leased subject to agreements which expire through 2000. The Company believes its facilities are generally in good condition and sufficient to meet its present needs.

The production of soft drinks is capital intensive but is not characterized by rapid technological change. The technological advances which have occurred have generally been of an incremental cost-saving nature, such as the industry's conversion to lower-weight can lids. The Company is not aware of any anticipated industry-wide improvements in technology which would adversely impact the Company's current physical production capacity or cost of production.

At May 3, 1997, the Company operated 190 vehicles that include delivery trucks, other trucks, vans and automobiles used in the sale and distribution of soft drink products. In addition, the Company leases office space, transportation equipment, office equipment, data processing equipment and some plant equipment.

ITEM 3.        LEGAL PROCEEDINGS

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

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (the "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and NBC, as BSI's largest stockholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of NBC at the expense of BSI's stockholders. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions, and on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

The Company is a defendant in various other lawsuits arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of the foregoing lawsuits will not have a material adverse effect on the Company's consolidated financial position or result of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share, began trading on the American Stock Exchange ("AMEX") under the symbol "FIZ" on January 15, 1996. Previously, the common stock traded on the NASDAQ Stock Market ("NASDAQ") under the symbol "POPS". The high and low closing quotations of the Company's common stock for each quarter of the last two fiscal years, as reported by AMEX and NASDAQ, are set forth below:

                        1997                          1996
                  High        Low              High          Low
                 ------      ------           ------        ------
First Quarter   $ 7 7/16     $4 3/4           $7            $5 1/2
Second Quarter   10 1/16      6 11/16          7 1/4         5 3/4
Third Quarter     9           7 1/2            6 5/8         5
Fourth Quarter   12 5/8       7 5/8            9 13/16       6 1/2

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996, effected as a 2 for 1 stock split. All share quotations shown above have been restated to reflect this split.

At July 28, 1997, there were 1,223 stockholders of record of the Company's common stock.

The Company has not paid any cash dividends with respect to its common stock during the last three fiscal years and the Company's Board of Directors has no present plans for declaring any such cash dividends. See Note 4 of Notes to Consolidated Financial Statements for certain restrictions of the payment of dividends.

ITEM 6.     SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)


                                                                                     (1)
                                                                              FISCAL YEAR ENDED
                                                                              -----------------
                                           May 3, 1997      Apr 27, 1996      Apr 29, 1995      Apr 30, 1994      May 1, 1993
                                           -----------      ------------      ------------      ------------      -----------
STATEMENT OF INCOME DATA:
Net sales                                   $385,427          $350,431          $348,732          $347,727          $332,579
Cost of sales                                275,453           261,859           261,720           258,207           247,312
                                            --------          --------          --------          --------          --------
Gross profit                                 109,974            88,572            87,012            89,520            85,267
Selling, general and
  administrative expenses                     88,921            70,029            68,563            66,775            63,660
Other charges(2)                                  --                --                --             9,119                --
Interest expense                               4,951             4,969             5,226             7,710             8,334
Other income-net                                 871               950               877               243               448
Provision for income taxes                     6,280             5,520             5,499             2,666             5,631
                                            --------          --------          --------          --------          --------
Income for continuing
  operations                                $ 10,693          $  9,004          $  8,601          $  3,493          $  8,090
                                            ========          ========          ========          ========          ========
Income from continuing
  operations per share(3)                   $   0.56          $   0.44          $   0.41          $   0.13          $   0.38


BALANCE SHEET DATA (At end of period):
Working capital                             $ 47,624          $ 43,580          $ 33,260          $ 30,910          $ 29,761
Property-net                                  55,436            56,226            52,075            54,250            55,316
Total assets                                 170,897           177,560           162,558           162,583           158,923
Long-term debt (excluding
  current portion)                            55,026            62,568            43,185            51,699            70,360
Deferred income taxes                          7,245             6,805             6,435             7,337             7,870
Shareholders' equity                          56,703            47,052            43,871            36,236            18,944



(1) Certain prior year amounts have been reclassified to conform to the fiscal 1997 presentation. Fiscal 1997 consists of 53 weeks.
(2) Other charges includes a $1,200,000 provision for legal claims and related expenses, $3,468,000 of expenses associated with category development, and $4,451,000 of costs related to compliance with the Nutrition Labeling and Education Act.
(3) Income from continuing operations per share is computed based upon earnings applicable to common shares and the weighted average common and common equivalent shares outstanding. For periods prior to fiscal 1997, earnings applicable to common shares is comprised of net income minus preferred dividends, plus, for 1993 and 1994, NBC's equity in the preferred stock dividends received by BSI. Per share amounts are adjusted for the 2 for 1 stock split distributed on October 25, 1996 and 4 for 1 stock split distributed on November 9, 1994.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW
National Beverage's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary, unique flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer.

Beginning in the latter part of fiscal 1996, the Company strengthened its brand equity and awareness through greater retailer sponsorship by entering into long-term alliances with national and regional retailers to supply both Company branded and allied branded soft drinks ("Strategic Alliances"). During the past several years, the consolidation of smaller, less competitive retail outlets into larger and highly price-sensitive, "mega-retail" businesses has occurred, increasing the retailers' need for a single-source, high-quality, service-oriented manufacturer of beverage products. Through its Strategic Alliances, the Company has joined with these retailers to produce, manufacture, market and sell its brands and allied brands. These alliances provide additional opportunities for the Company to increase sales during promotional activity periods and reduce costs by bulk shipments directly to the retailers'store locations. The retailer also attains greater cost efficiencies by shipping branded and allied branded products together, thus decreasing costs through the elimination of partial shipments. The retailer is able to enhance distribution center inventory management and quality control by contracting with only one national supplier, which can provide consistent packaging, flavor and quality throughout the continental United States. In addition, innovation in product design and a greater variety of package alternatives have increased the retailers' reliance on a manufacturer of recognized branded products which is sensitive to these design and packaging changes. Accordingly, the Company believes that the strength of its regional brands and the location of its manufacturing facilities position it as one of the leading single-source suppliers of high-quality, high-value soft drinks, such as Shasta and Faygo, as well as allied branded soft drinks, in multiple flavors and packaging throughout the continental United States. It is the Company's intention to continue to seek additional Strategic Alliances.

The Company intends to continue its "regional share dynamics" strategy by acquiring brands and expanding its product line in response to changes in lifestyles and demographics. Most recently, the Company successfully added Everfresh and LaCROIX products to its portfolio of regional brands. These acquisitions also expanded the Company's product line to juice and additional water products. The Company plans to grow its revenues and brands by acquiring other regional beverage businesses that meet its strategic and financial objectives.

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Net Sales:
Net sales for fiscal 1997 increased 10% to $385.4 million from $350.4 million for fiscal 1996. This growth was primarily the result of a 9% increase in branded case volume due to increased sales to Strategic Alliance partners and the addition of the Everfresh and LaCROIX brands to the Company's product line. Additionally, net unit selling price improved, despite the continuing intense pricing and promotional activity within the industry, as a result of favorable changes in package and product mix. As part of the Company's Strategic Alliance program, sales of products are supported by in-store advertising and other promotions, which also had the effect of increasing both net sales and selling expenses. These increases were partially offset by reduced sales of certain low-margin products.

Net sales for fiscal 1996 increased to $350.4 million from $348.7 million for fiscal 1995. During this period, competitive pressure resulting from intense promotional activity by the major cola companies competing for market share and the sponsorship of private label by store-brand owners, along with significant increases in the price of certain raw materials and packaging in fiscal 1995 and the beginning of fiscal 1996, had a significant impact on the beverage industry as a whole. The Company elected to maintain profit margins notwithstanding the competitive pricing and promotional activity in the industry and chose to pass cost increases on to its customers. As a result, while case volume increased in the fourth quarter of fiscal 1996 by approximately 8% including the early effects of the new Strategic Alliances and a small impact from the Everfresh acquisition, annual case volume declined approximately 7%, principally representing a loss of low-margin products.

Gross Profit:
Gross profit increased to 28% of net sales for fiscal 1997 from 25% of net sales for fiscal 1996. This increase was primarily due to increased sales of juice and other higher margin products, and the effects of the increased case volume and higher selling price noted above. Additionally, a reduction in the cost of raw materials contributed to higher gross profit margins.

Gross profit approximated 25% of net sales for fiscal 1996 and 1995, reflecting the Company's election to maintain level profit margins as described above.

The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant increases in raw material costs in fiscal 1998 and has generally been successful in passing through cost increases to maintain profit margins.

Selling, General and  Administrative Expenses:
As a percentage of net sales, selling, general, and administrative expenses approximated 23%, 20% and 20% for fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 increase was primarily due to costs related to additional in-store and point of sale programs, additional marketing expense, and increases in certain administrative costs.

Interest Expense and Other Income-Net:
Fiscal 1997 interest expense of $5.0 million is relatively unchanged as compared to the prior year. During fiscal 1996, the Company made the initial principal payment of $8.3 million on its senior indebtedness, resulting in a 5% decrease in interest expense for fiscal year 1996 as compared to fiscal 1995.

Other income, which is comprised principally of interest income, approximated $.9 million, $1.0 million and $.9 million for fiscal years 1997, 1996, and 1995, respectively.

Income Taxes:
The Company's effective tax rate was 37% in fiscal 1997, 38% in fiscal 1996, and 39% in fiscal 1995. The variance was primarily due to the effects of state income taxes and nondeductible items. See Note 7 of Notes to Consolidated Financial Statements.

Earnings Applicable to Common Shares and Earnings Per Share:
In February 1996, the Company purchased all of the National Beverage Corp. preferred stock held by its single holder. The repurchase of the Company's preferred stock eliminated annual dividend payments of approximately $1.1 million. While not affecting net income, this purchase increased earnings applicable to common shares and earnings per common share. See Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's financial condition and enterprise value. For fiscal 1997, the Company generated EBITDA of $29.7 million, which represents an increase of 12% from the prior year. The Company believes that its EBITDA is sufficient to support both additional growth and additional debt capacity.

The Company's cash position increased approximately $2 million to $37.3 million during fiscal 1997. Cash provided by operations of $16.6 million was comprised of net income of $10.7 million plus non-cash charges of $10.9 million less cash used for other working capital requirements of $4.8 million. Cash of $5.7 million was used in investing activities, principally for capital expenditures. Cash of $8.9 million was used by financing activities, principally by net debt repayments of $7.7 million. The Company's ratio of current assets to current liabilities approximated 2.0 to 1 and 1.8 to 1 at May 3, 1997 and April 27, 1996, respectively, and working capital increased to $47.6 million from $43.6 million for those same periods.

At May 3, 1997, the Company had credit lines of approximately $43 million, of which $13 million was drawn. The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that fiscal 1998 capital expenditures will be comparable to or slightly higher than fiscal 1997.

At May 3, 1997, the Company had outstanding long-term debt of $55 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 3, 1997, net assets of the subsidiary totaling approximately $43 million were restricted from distribution. Cash balances of NBC, when combined with funds available from its subsidiary, provide sufficient liquidity to allow NBC to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at May 3, 1997 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See
Note 4 of Notes to Consolidated Financial Statements.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisers, Inc. of approximately $3.8 million for fiscal 1997 and $3.5 million for each of fiscal years 1996 and 1995. Payments under the management agreement did not materially impact the liquidity of the Company. See Note 6 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS
In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The adoption of SFAS 121, which standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets, did not have a material impact on the Company's results of operations or financial position.

Additionally, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation." See Note 9 of Notes to Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS 128 is required to be adopted for periods ending after December 15, 1997, including interim periods. In addition to the Company's current presentation of net income per share, SFAS 128 will require the Company to present diluted net income per share, which includes the dilutive effect of stock options. The Company does not believe the additional disclosure of diluted net income per share will materially differ from its present earnings per share disclosure.

FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; fluctuations in the costs of raw materials; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 3, 1997 AND APRIL 27, 1996
(In thousands, except share amounts)
================================================================================

                                                                                    1997        1996
                                                                                 ---------    ---------
ASSETS
------
CURRENT ASSETS:
Cash and equivalents                                                             $  37,257    $  35,231
Trade receivables (net of allowance of $608 in 1997 and $694 in 1996)               27,344       33,726
Inventories                                                                         23,590       22,977
Deferred income taxes                                                                1,759        3,630
Prepaid and other                                                                    6,214        6,056
                                                                                 ---------    ---------
Total current assets                                                                96,164      101,620
PROPERTY - NET                                                                      55,436       56,226
INTANGIBLE ASSETS - NET                                                             15,503       15,207
OTHER ASSETS                                                                         3,794        4,507
                                                                                 ---------    ---------

TOTAL                                                                            $ 170,897    $ 177,560
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                 $  28,544    $  38,201
Accrued liabilities                                                                 17,880       17,534
Income taxes payable                                                                 1,391        1,376
Current portion of long-term debt                                                      725          929
                                                                                 ---------    ---------
Total current liabilities                                                           48,540       58,040
LONG-TERM DEBT                                                                      55,026       62,568
DEFERRED INCOME TAXES                                                                7,245        6,805
ACCRUED INSURANCE - NONCURRENT PORTION                                               3,383        3,095
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 (1,000,000 shares authorized; 150,000 shares issued;
    no shares outstanding)                                                             150          150
Common stock, $.01 par value (Authorized: 50,000,000 shares;
    Issued:  21,990,492 shares in 1997 and 12,741,488 shares in 1996;
    Outstanding:  18,459,768 shares in 1997 and 9,310,764 shares in 1996)              220          127
Additional paid-in capital                                                          14,943       14,873
Retained earnings                                                                   54,871       44,178
Treasury stock - at cost:
    Preferred stock (150,000 shares)                                                (5,100)      (5,100)
    Common stock (3,530,724 shares in 1997 and 3,430,724 shares in 1996)            (8,381)      (7,176)
                                                                                 ---------    ---------
Total shareholders' equity                                                          56,703       47,052
                                                                                 ---------    ---------

TOTAL                                                                            $ 170,897    $ 177,560
                                                                                 =========    =========


See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 3, 1997, APRIL 27, 1996, AND APRIL 29, 1995
(In thousands, except per share and footnote amounts)
===============================================================================

                                                 1997         1996          1995
                                               ---------    ---------    ---------
Net sales                                      $ 385,427    $ 350,431    $ 348,732

Cost of sales                                    275,453      261,859      261,720
                                               ---------    ---------    ---------

Gross profit                                     109,974       88,572       87,012

Selling, general and administrative expenses      88,921       70,029       68,563
Interest expense                                   4,951        4,969        5,226
Other income - net                                  (871)        (950)        (877)
                                               ---------    ---------    ---------

Income before income taxes                        16,973       14,524       14,100

Provision for income taxes                         6,280        5,520        5,499
                                               ---------    ---------    ---------

Net income                                     $  10,693    $   9,004    $   8,601
                                               =========    =========    =========


Components of earnings per share: (a)

   Income from continuing operations           $    0.56    $    0.44    $    0.41
   Purchase of preferred shares                       --         0.41           --
                                               ---------    ---------    ---------
                                               $    0.56    $    0.85    $    0.41
                                               =========    =========    =========

Average shares outstanding                        19,109       18,606       18,598


(a) - Earnings per share is computed from earnings applicable to common shares, which, for periods prior to fiscal 1997, consists of net income less preferred dividends and, for 1996, $7,600,000 which represents the difference of the carrying value of the Company's preferred stock over its purchase price (see Note 12). Earnings applicable to common shares was $10,693,000, $15,816,000 and $7,551,000 for the years ended May 3,
        1997, April 27, 1996 and April 29, 1995, respectively.

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 3, 1997, APRIL 27, 1996, AND APRIL 29, 1995
(In thousands, except share amounts)
================================================================================



                                       1997                      1996                      1995
                             -----------------------    ----------------------    --------------------
                               Shares       Amount         Shares      Amount       Shares      Amount
                               ------       ------         ------      ------       ------      ------
PREFERRED STOCK
Beginning and end of year        150,000    $    150        150,000    $   150       150,000   $   150
                             ===========    --------    ===========    -------    ==========   -------

COMMON STOCK
Beginning  of year            12,741,488         127     12,731,088        127     3,178,272        32
Stock options exercised           23,800           1         10,400         --         4,500        --
2 for 1 stock split            9,225,204          92             --         --            --        --
4 for 1 stock split                   --          --             --         --     9,548,316        95
                             -----------    --------    -----------    -------    ----------   -------
End of year                   21,990,492         220     12,741,488        127    12,731,088       127
                             ===========    --------    ===========    -------    ==========   -------

ADDITIONAL PAID-IN CAPITAL
Beginning  of year                            14,873                    14,808                  14,819
Stock options exercised                          162                        65                      84
2 for 1 stock split                              (92)                       --                      --
4 for 1 stock split                               --                        --                     (95)
                                            --------                   -------                 -------
End of year                                   14,943                    14,873                  14,808
                                            --------                   -------                 -------

RETAINED EARNINGS
Beginning of year                             44,178                    35,962                  28,411
Net income                                    10,693                     9,004                   8,601
Preferred stock dividends                         --                      (788)                 (1,050)
                                            --------                   -------                 -------
End of year                                   54,871                    44,178                  35,962
                                            --------                   -------                 -------

TREASURY STOCK-PREFERRED
Beginning of year                150,000      (5,100)            --         --            --        --
Preferred shares purchased            --          --        150,000     (5,100)           --        --
                             -----------    --------    -----------    -------    ----------   -------
End of year                      150,000      (5,100)       150,000     (5,100)           --        --
                             ===========    --------    ===========    -------    ==========   -------

TREASURY STOCK-COMMON
Beginning of year              3,430,724      (7,176)     3,430,724     (7,176)      857,681    (7,176)
Purchase of common stock         100,000      (1,205)            --         --            --        --
4 for 1 stock split                   --          --             --         --     2,573,043        --
                             -----------    --------    -----------    -------    ----------   -------
End of year                    3,530,724      (8,381)     3,430,724     (7,176)    3,430,724    (7,176)
                             ===========    --------    ===========    -------    ==========   -------


TOTAL SHAREHOLDERS' EQUITY                  $ 56,703                   $47,052                 $43,871
                                            ========                   =======                 =======




See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 3, 1997, APRIL 27, 1996, AND APRIL 29, 1995
(In thousands)
===============================================================================

                                                        1997        1996        1995
                                                      --------    --------    --------
OPERATING ACTIVITIES:
Net income                                            $ 10,693    $  9,004    $  8,601
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                     7,784       7,148       7,408
       Deferred income tax provision                     2,991       1,000         363
       Loss on sale of property                            120          27           9
       Changes in:
            Trade receivables                            7,144      (1,318)     (2,360)
            Inventories                                  1,369         763       1,621
            Prepaid and other assets                    (1,531)       (666)     (2,821)
            Accounts payable                            (9,633)      2,252      (2,921)
            Other liabilities, net                      (2,335)     (3,641)       (970)
                                                      --------    --------    --------
Net cash provided by operating activities               16,602      14,569       8,930
                                                      --------    --------    --------

INVESTING ACTIVITIES:

Property additions                                      (6,285)     (5,119)     (4,747)
Proceeds from sale of property                             461          27          74
Acquisitions, net of cash acquired                         145     (11,378)         --
                                                      --------    --------    --------
Net cash used in investing activities                   (5,679)    (16,470)     (4,673)
                                                      --------    --------    --------

FINANCING ACTIVITIES:

Debt borrowings                                         33,200      29,784       4,010
Debt repayments                                        (40,946)    (19,217)     (7,124)
Preferred stock dividends paid                              --      (1,838)       (263)
Purchase of preferred stock                                 --      (5,100)         --
Purchase of common stock                                (1,205)         --          --
Proceeds from stock options exercised                       54          16          14
                                                      --------    --------    --------
Net cash provided by (used in) financing activities     (8,897)      3,645      (3,363)
                                                      --------    --------    --------

NET INCREASE IN CASH AND EQUIVALENTS                     2,026       1,744         894

CASH AND EQUIVALENTS - BEGINNING OF YEAR                35,231      33,487      32,593
                                                      --------    --------    --------

CASH AND EQUIVALENTS - END OF YEAR                    $ 37,257    $ 35,231    $ 33,487
                                                      ========    ========    ========


OTHER CASH FLOW INFORMATION:
Interest paid                                         $  5,069    $  5,085    $  5,258
Income taxes paid                                        4,227       4,863       4,276

Non-cash investing and financing activities are described in Notes 5 and 6.

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

National Beverage Corp. ("NBC") develops, manufactures, markets and distributes its full line of branded cola and multi-flavored soft drinks, juice products, and bottled water under the brand names Shasta, Faygo, Everfresh, LaCROIX, Big Shot, nuance, Body Works, `a Sante', Spree, Creepy Coolers and St. Nick's. Substantially all of the Company's brands are produced in the Company's fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also produces branded soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers as well as soft drinks for other beverage companies. NBC and its consolidated subsidiaries are referred to herein as the "Company".

The consolidated financial statements include National Beverage Corp. and its wholly-owned subsidiaries. All material intercompany balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

The fiscal year of the Company ends the Saturday closest to April 30th. Fiscal 1997 consists of 53 weeks while fiscal 1996 and fiscal 1995 consist of 52 weeks.

Revenue from product sales is recognized by the Company when title and risk of loss passes to the customer, which generally occurs upon shipment.

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses. No one customer accounted for more than 10% of net sales for fiscal 1997. For fiscal 1996 and 1995, sales to one customer accounted for approximately 14% and 13% of the Company's net sales, respectively, and accounted for approximately 14% of trade receivables at both May 3, 1997 and April 27, 1996. Sales to another customer accounted for approximately 12% of the Company's net sales for each of fiscal 1996 and 1995, and accounted for approximately 10% and 12% of trade receivables at May 3, 1997 and April 27, 1996, respectively.

The Company incurs certain costs related to long-term contractual relationships with national and large regional retailers to manufacture and jointly market Company and retailer branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the Company's policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with contracts expiring within one year are included in other current assets and all other amounts are included in other assets. All other marketing and advertising costs are expensed as incurred.

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 3, 1997 and April 27, 1996 are comprised of the following:

                                 (In thousands)
                                 1997     1996
                                -----     -----
Finished goods                 $12,189   $11,225
Raw materials                   11,401    11,752
                               -------   -------
Total                          $23,590   $22,977
                               =======   =======

Property is recorded at cost. Depreciation is computed by the straight-line method over estimated useful lives as follows: buildings and improvements, 7 to 25 years; machinery and equipment, 3 to 15 years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

The Company provides deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Intangible assets consist of goodwill, trademarks, formulas and customer lists at costs assigned at the date of acquisition and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 40 years.

Intangible assets at May 3, 1997 and April 27, 1996 consist of the following:

                                        (In thousands)
                                      1997       1996
                                     -----      ------
Goodwill                           $ 15,309    $ 14,609
Other                                 4,880       4,780
                                   --------    --------
Total                                20,189      19,389
Less accumulated amortization        (4,686)     (4,182)
                                   --------    --------
Net                                $ 15,503    $ 15,207
                                   ========    ========

The Company periodically evaluates its non-current assets on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flow associated with an asset is projected to be less than the carrying amount of the asset, a write-down to fair value measured by discounted estimated future cash flows would be recorded.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121, which standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets, did not have a material impact on results of operations or financial position.

The Company maintains deductible programs for certain casualty, medical and workers' compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance.

Earnings per common share is computed based upon earnings applicable to common shares and the weighted average common and common equivalent shares outstanding. For periods prior to fiscal 1997, earnings applicable to common shares is comprised of net income less preferred stock dividends and, for fiscal 1996, the difference of the carrying value of the preferred stock over its purchase price. See Note 12. Weighted average common and common equivalent shares used in per share computations after giving effect to stock splits, are 19,109,000 for fiscal 1997, 18,606,000 for fiscal 1996, and 18,598,000 for fiscal 1995.

Certain prior year amounts have been reclassified to conform to the fiscal 1997 presentation.

2.  PROPERTY

Property at May 3, 1997 and April 27, 1996 consists of the following:

                                               (In thousands)
                                             1997        1996
                                             -----       -----
Land                                      $   8,897   $   9,959
Building and improvements                    31,213      30,654
Machinery and equipment                      71,972      69,501
                                          ---------   ---------
Total                                       112,082     110,114
Less accumulated depreciation               (56,646)    (53,888)
                                          ---------   ---------
Property - Net                            $  55,436   $  56,226
                                          =========   =========

Depreciation expense was $6,266,000 for fiscal 1997, $6,437,000 for fiscal 1996 and $6,839,000 for fiscal 1995.

3.  ACCRUED LIABILITIES

Accrued liabilities at May 3, 1997 and April 27, 1996 consist of the following:

                                               (In thousands)
                                             1997        1996
                                             -----       -----
Accrued promotions                        $   3,981   $   2,704
Accrued compensation                          3,648       2,961
Container deposits                            1,114       3,017
Other accrued liabilities                     9,137       8,852
                                          ---------   ---------
                                          $  17,880   $  17,534
                                          =========   =========

4.  DEBT

Debt at May 3, 1997 and April 27, 1996 consists of the following:

                                                (In thousands)
                                              1997        1996
                                             -----       -----
Senior Notes (see below)                  $  33,333   $  41,667
Credit Facilities (see below)                13,000      17,783
Term Loan Facility (see below)                8,300       2,000
Other (including capital leases)              1,118       2,047
                                          ---------   ---------
Total                                        55,751      63,497
Less current portion                           (725)       (929)
                                          ---------   ---------
Long-term portion                         $  55,026   $  62,568
                                          =========   =========

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has $35 million unsecured revolving credit facilities (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire August 31, 1998, and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from February 1998 through November 1998, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 3, 1997, net assets of the subsidiary totaling approximately $43 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions; such restrictions are not expected to have a material adverse impact on the operations of the Company.

The long-term portion of debt at May 3, 1997, matures as follows:

                                (In thousands)
Fiscal 1999                        $ 38,360
Fiscal 2000                           8,333
Fiscal 2001                           8,333
                                   --------
Total                              $ 55,026
                                   ========

5.  ACQUISITIONS

In March 1996, the Company acquired certain of the United States assets of Everfresh Beverages, Inc. ("Everfresh"), a manufacturer of a variety of juice products. The acquisition of these assets, which include a beverage manufacturing facility, the Everfresh, Sundance and Rich n' Ready trademarks, receivables and inventory, has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of acquisition. In October 1996, the Company concluded the acquisition of substantially all of the assets of Winterbrook Corporation, which has as its principal product the LaCROIX sparkling and still water product line. The operating results of Everfresh and Winterbrook have been included in the consolidated statement of income from the dates of acquisition.

Net cash expended for acquired assets and indebtedness in fiscal year 1996 was $11.4 million, comprised of assets purchased of $14.4 million (including goodwill and other intangibles of $3.7 million) less liabilities assumed of $3.0 million.

6.  CAPITAL STOCK  AND TRANSACTIONS WITH RELATED PARTIES

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996, effected as a 2 for 1 stock split. As a result of the stock split, approximately $92,000, representing the par value of the shares issued, was reclassified from additional paid-in capital to common stock. On November 9, 1994, the Company distributed three shares of common stock for each share outstanding to shareholders of record on October 24, 1994 pursuant to a 4 for 1 stock split effected as a stock dividend. As a result of the stock split, approximately $95,000, representing the par value of the shares issued, was reclassified from additional paid-in capital to common stock. Average shares outstanding, stock option data and per share data presented in these financial statements have been adjusted retroactively for the effects of the stock splits.

The Company accrued preferred stock dividends of $788,000 and $1,050,000 in fiscal years 1996 and 1995, respectively. Preferred stock dividends paid in fiscal year 1996 include $1,050,000 of dividends accrued in fiscal 1995. In February 1996, the Company purchased all of its outstanding preferred stock for $5,100,000, which has been classified as held in treasury. See Note 12.

In June 1996, the Company purchased 100,000 shares of common stock on the open market. Such shares are classified as held in treasury.

Since May 1, 1992, the Company has been party to a management agreement with Corporate Management Advisers, Inc. ("CMA"), a corporation owned by the Company's Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company and its subsidiaries with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company's Board of Directors. The Company incurred a fee to CMA of $3,854,000 for fiscal 1997, $3,504,000 for fiscal 1996, and $3,487,000 for fiscal 1995. No incentive compensation has been incurred or approved under the management agreement since its inception. The management agreement, pursuant to its terms, currently expires on December 31, 1997. Included in accounts payable in the accompanying consolidated balance sheets at May 3, 1997 and at April 27, 1996 were amounts due CMA of $1,001,000 and $708,000, respectively.

7.  INCOME TAXES

The provision for income taxes (principally federal) consists of the following:

                             (In thousands)
                       1997       1996      1995
                      ------     ------    ------
Current               $3,289     $4,520    $5,136
Deferred               2,991      1,000       363
                      ------     -------   ------
Total                 $6,280     $5,520    $5,499
                      ======     ======    ======

In the following table, the statutory federal income tax rate is reconciled to the Company's effective tax rates:

                                                  1997     1996     1995
                                                  -----    -----    -----
Statutory federal income tax rate                 35.0%    35.0%    35.0%
State income taxes                                 1.7      2.2      2.3
Goodwill and other permanent differences            .9       .9       .6
Other, net                                         (.6)     (.1)     1.1
                                                  ----     ----     ----
Effective income tax rate                         37.0%    38.0%    39.0%
                                                  ====     ====     ====

The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of May 3, 1997 and April 27, 1996:

                                            (In thousands)
                                           1997       1996
                                          ------      ------
Deferred tax assets:
   Accrued expenses                      $ 3,699     $ 4,575
   Property and intangibles                  588         339
   Capital loss carryforward                 826         833
   Valuation allowance                      (826)       (833)
                                         -------     -------
Total deferred tax assets                  4,287       4,914
Deferred tax liabilities:
   Property and intangibles                9,773       8,089
                                         -------     -------
Net deferred tax liabilities             $ 5,486     $ 3,175
                                         =======     =======

Capital loss carryforwards, including accrued expenses, total $2,359,000 and $2,379,000 for fiscal 1997 and 1996, respectively, and expire at various dates, the earliest of which is April 1999. A valuation allowance has been recorded to offset the deferred tax assets resulting from capital losses since management deems it is more likely than not that the related deferred tax assets will not be realized.

8.  LEASES

Future minimum rental commitments for noncancelable operating and capital leases at May 3, 1997 are as follows:

                                                                                (In thousands)
                                                                         Operating           Capital
                                                                         ---------           -------
1998                                                                      $ 3,278             $207
1999                                                                        2,579               61
2000                                                                        2,198                -
2001                                                                        1,893                -
2002                                                                        1,764                -
                                                                          -------             ----
Total minimum lease payments                                              $11,712              268
                                                                          =======
Less:  Amounts representing interest                                                           (17)
                                                                                              ----
Present value of future minimum lease payments under capital leases                           $251
                                                                                              ====

Rental expense was $3,907,000 for fiscal 1997, $3,132,000 for fiscal 1996, and $2,116,000 for fiscal 1995.

9.  INCENTIVE AND RETIREMENT PLANS

Long-term incentive compensation for executives is administered through the Company's 1991 Omnibus Incentive Plan (the "Omnibus Plan"), which provides for compensatory awards consisting of (i) stock options or stock awards for up to 1,400,000 shares of common stock of the Company, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 1,400,000 shares of common stock of the Company and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees of the Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in the Company. The number of shares which may be issued under stock based awards to an individual is limited to 700,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five year period and expire after ten years.

In addition, pursuant to a Special Stock Option plan, the Company has authorized the issuance of options to purchase up to an aggregate of 240,000 shares of common stock. Options may be granted for such consideration as determined by the Board or a Committee of the Board. The Company has also authorized on an annual basis the issuance of options to purchase up to 25,000 shares of common stock to be issued at the direction and discretion of the Chairman.

The following is a summary of stock option activity:

                                                         1997
                                                   -----------------
                                                               Weighted
                                                               Average
                                                               Exercise    1996        1995
                                                   Shares      Price       Shares      Shares
                                                 ---------     --------    --------    ---------
Options outstanding at beginning of year           965,900    $1.82        883,200     363,600
Options granted                                    192,700     5.00        174,100     555,600
Options exercised                                  (38,240)    1.41        (20,800)    (36,000)
Options canceled                                        --       --        (70,600)         --
                                                 ---------                 -------     -------
Options outstanding at end of year               1,120,360     2.38        965,900     883,200
                                                 =========                 =======     =======

Options exercisable at end of year                 479,340                 361,600     276,400
Options available for grant at end of year         449,600                 642,300     745,800

The following is a summary of stock options outstanding at May 3, 1997:

                                   Options Outstanding               Options Exercisable
                             -------------------------------       ---------------------
                             Weighted
                             Average                 Weighted                  Weighted
                             Remaining               Average                   Average
Range of                    Contractual              Exercise                  Exercise
Exercise Price                 Life       Shares      Price         Shares      Price
------------------          ---------- -----------  ---------      -------     ---------
      $.13                   5 years      56,000    $ .13           56,000     $ .13
$ .38-$.63                   5 years      89,600      .51           89,600       .51
      $1.25                  5 years      56,000     1.25           56,000      1.25
$1.97-$2.56                  7 years     726,060     2.18          277,740      2.15
      $5.00                  9 years     192,700     5.00                -         -
                                       ---------                   -------
                                       1,120,360     2.38          479,340      1.50
                                       =========                   =======

The option price range for all options outstanding at the end of the fiscal year was $.13 to $5.00 for 1997, $.13 to $2.56 for 1996 and $.13 to $2.25 for 1995.
The option price range for options exercised during the fiscal year was $.63 to $2.38 for 1997, $.63 to $2.10 for 1996 and $.13 to $1.25 for 1995. The weighted average fair value of options granted during the fiscal year was $3.61 for 1997 and $1.71 for 1996.

As permitted under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards, unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 53%, risk free interest rates of 6.06% and 6.84% for fiscal 1997 and 1996, respectively; and no dividend payments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility and the expected holding period of options. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its stock option grants to employees.

Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share for both fiscal 1997 and 1996 would have been reduced on a pro forma basis by less than $100,000, or $.01 per share.

The fiscal 1997 and 1996 pro forma effect on net income and earnings per share is not necessarily indicative of the pro forma effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. In addition, the Company anticipates granting additional options in future years.

In March 1997, the Company's Board of Directors adopted the Key Employee Equity Partnership Program ("KEEP"), which provides for the granting of stock options to key employees and officers of the Company. Participants who purchase shares of the Company's stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP program are automatically forfeited in the event of the sale of shares originally acquired by the participant. The options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduces to the par value of the Company's stock at the end of the six-year vesting period. No options were granted as of May 3, 1997. The Company does not expect the impact of the KEEP program to be material to its financial position or results of operations.

The Company's 1991 Stock Purchase Plan (the "Stock Purchase Plan") adopted on January 20, 1991 provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (1) have been employed by the Company for two years, (2) are not part-time employees of the Company and (3) are not owners of five percent (5%) or more of the common stock of the Company. As of May 3, 1997, no shares have been issued under the Stock Purchase Plan.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1,095,000 for fiscal 1997, $1,173,000 for fiscal 1996 and $1,118,000 for fiscal 1995.

10.  FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 3, 1997. Such amounts have not been comprehensively reviewed or updated since that date and, therefore, may not represent current estimates of fair value.

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments or quoted market prices, when applicable. At May 3, 1997 and April 27, 1996, the difference between the estimated fair value and the carrying value of debt instruments was not material.

11.  COMMITMENTS AND CONTINGENCIES

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

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (The "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and NBC, as BSI's largest stockholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of NBC at the expense of BSI's stockholders. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions, and on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

The Company is a defendant in various other lawsuits arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of the foregoing lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

12. EARNINGS PER SHARE

For periods prior to fiscal 1997, earnings applicable to common shares is comprised of net income less preferred dividends and, for fiscal 1996, a non-recurring, non-cash component of $7.6 million arising from the Company's purchase of all of its outstanding preferred stock. This amount represents the difference of the carrying value of the preferred stock over its purchase price. The accounting treatment of the realized discount on the preferred stock purchase is based upon the SEC staff's interpretation of generally accepted accounting principles relating to such transactions.

The following table provides a breakdown of the components of earnings applicable to common shares and earnings per share for each of the fiscal years ended May 3, 1997, April 27, 1996 and April 29, 1995:

                                          (In thousands, except per share amounts)
                                               1997       1996        1995
                                              ------     ------      ------
Income from continuing operations           $10,693   $  9,004    $  8,601
Preferred dividends                              --       (788)     (1,050)
                                            -------   --------    --------
                                             10,693      8,216       7,551
Difference of carrying value of preferred
 shares over cost of shares purchased            --      7,600          --
                                            -------   --------    --------
    Earnings applicable to common shares    $10,693   $ 15,816    $  7,551
                                            =======   ========    ========
Components of earnings per common
 shares arising from:
    Income from continuing operations       $  . 56   $    .44    $    .41
    Purchase of preferred shares                 --        .41          --
                                            -------   --------    --------
                                            $   .56   $    .85    $    .41
                                            =======   ========    ========
Average shares outstanding                   19,109     18,606      18,598
                                            =======   ========    ========

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS 128 is required to be adopted for periods ending after December 15, 1997, including interim periods. In addition to the Company's current presentation of net income per share, SFAS 128 will require the Company to present diluted net income per share, which includes the dilutive effect of stock options. The Company does not believe the additional disclosure of diluted net income per share will materially differ from its present earnings per share disclosures.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           (In thousands, except per share amounts)

                                            First     Second    Third     Fourth
                                           Quarter    Quarter   Quarter   Quarter
                                           --------   -------   -------   ---------
1997
Net sales                                  $110,204   $94,968   $75,113   $105,142
Gross profit                                 32,293    27,404    21,881     28,396
Net income                                    5,050     2,627       628      2,388
Earnings per common share                  $    .27   $   .14   $   .03   $    .12

1996
Net sales                                  $101,660   $84,564   $67,245   $ 96,962
Gross profit                                 25,401    21,248    16,608     25,315
Net income                                    4,375     2,181       440      2,008
Components of earnings per common share:
   Income from continuing operations       $    .22   $   .10   $   .01   $    .11
   Purchase of preferred shares*                 --        --        --        .41
                                           --------   -------   -------   --------
                                           $    .22   $   .10   $   .01   $    .52
                                           ========   =======   =======   ========

        * Fourth quarter earnings per share includes the difference of the carrying value of the Company's preferred stock over its purchase price. See Note 12.

REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
National Beverage Corp.:

We have audited the accompanying consolidated balance sheets of National Beverage Corp. and subsidiaries as of May 3, 1997 and April 27, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 3, 1997. Our audits also included the financial statement schedules for each of the three years in the period ended May 3, 1997 listed in Item 14(a)2 herein. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Beverage Corp. and subsidiaries as of May 3, 1997 and April 27, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 3, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Miami, Florida
July 31, 1997

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of NBC is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in NBC's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before September 2, 1997, and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 3, 1997.

                  Name                          Age                    Position with Company
                  Nick A. Caporella (1)         61                     Chairman of the Board,
                                                                       Chief Executive Officer,
                                                                       President and Chief
                                                                       Financial Officer

                  Joseph G. Caporella (2)       37                     Executive Vice President
                                                                       and Secretary

                  George R. Bracken (3)         52                     Vice President and Treasurer

                  Dean A. McCoy (4)             40                     Vice President - Controller

                  Keith R. Brockman (5)         41                     Director of Taxes

(1) Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director since the Company's inception in 1985. Mr. Caporella also serves as Chairman of the Nominating Committee. Prior to March 11, 1994, Mr. Caporella served as President and Chief Executive Officer (since 1976) and Chairman of the Board (since 1989) of Burnup & Sims Inc. Since January 1, 1992, Mr. Caporella's services are provided to the Company by Corporate Management Advisers, Inc., a company which he owns.

(2) Mr. Joseph G. Caporella has served as Executive Vice President and Secretary since January 1991 and Director since January 1987. From January 1990 to January 1991, he served as Executive Vice President of BevCo Sales, Inc., a wholly-owned subsidiary of the Company. Joseph G. Caporella is the son of Nick A. Caporella.

(3) Mr. George R. Bracken was named Vice President and Treasurer in October 1996. Since 1994, Mr. Bracken's services have been provided to the Company by Corporate Management Advisers, Inc. Prior to that date, Mr. Bracken served as Vice President & Treasurer of Burnup & Sims Inc.

(4) Mr. Dean A. McCoy was named Vice President - Controller in July 1993 and, prior to that, served as Controller since joining the Company in December 1991. Prior to joining the Company, Mr. McCoy served as Controller of Steego Corporation since December 1988.

(5) Mr. Keith R. Brockman has served as Director of Taxes since joining the Company in July 1991. Prior to joining the Company, Mr. Brockman served as Director of Taxes of Milton Roy Company since January 1988.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.       EXECUTIVE COMPENSATION
               National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT
               National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   1. Financial Statements                                               Page
         The following consolidated financial statements of
             National Beverage Corp. and subsidiaries are included herein:
             Consolidated Balance Sheets                                     18
             Consolidated Statements of Income                               19
             Consolidated Statements of Shareholders' Equity                 20
             Consolidated Statements of Cash Flows                           21
             Notes to Consolidated Financial Statements                      22
             Report of Independent Accountants                               37

      2. Financial Statement Schedules
         The following are included herein:
         Schedule I -    Condensed Financial Information of Registrant       47
         Schedule II -   Valuation and Qualifying Accounts                   51

         Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

      3. Exhibits
         See Index to Exhibits which follows.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed for the quarter ended May 3, 1997.

EXHIBIT INDEX

      Exhibit No.     Description
          3.1         Restated Certificate of Incorporation (1)

          3.2         Amended and Restated By-Laws (1)

         10.1 Management Agreement between the Company and Corporate Management Advisers, Inc. (2)

         10.2         National Beverage Corp. Investment and Profit Sharing
                      Plan (1)

         10.3         National Beverage Corp. 1991 Omnibus Incentive Plan (2)

         10.4         National Beverage Corp. 1991 Stock Purchase Plan (2)

         10.5 Note Purchase Agreement, dated June 5, 1992, among NewBevCo, Inc. and Purchasers (3)

         10.6 Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (4)

         10.7 Agreement, dated March 11, 1994, between Burnup & Sims Inc. and National Beverage Corp. (5)

         10.8 First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (6)

         10.9 Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (7)

         10.10 Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (8)

         10.11 Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (8)

         10.12 Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (9)

         10.13 Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (8)

         10.14 Letter Modification to Term Loan Credit Agreement dated April 24, 1996, between NewBevCo and lender therein (8)

         10.15 Term Note dated February 18, 1997, between NewBevco and lender therein (11)

         10.16 First Amendment to Term Loan Credit Agreement dated February 18, 1997, between NewBevco and lender therein
                      (11)

         10.17        Asset Purchase Agreement of Everfresh Beverages, Inc. (8)

         10.18 Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (8)

         10.19        Special Stock Option Plan (10)

         10.20 Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (11)

         10.21        Key Employee Equity Partnership Program (11)

         21.1         Subsidiaries of Registrant (11)

         23.1         Consent of Independent Accountants (11)

         27.0         Financial Data Schedule (for SEC use only)(11)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 1992 and is incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 1994 and is incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(8) Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(9) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report of Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(10) Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(11)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp.
(Registrant)



\s\ Dean A. McCoy                                          Date:  July 31, 1997
-------------------------------------------------
Dean A. McCoy
Vice President - Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\s\ Nick A. Caporella                                      Date:  July 31, 1997
-------------------------------------------------
Nick A. Caporella
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)

\s\ Joseph G. Caporella                                    Date:  July 31, 1997
----------------------------------------
Joseph G. Caporella
Executive Vice President and Secretary

\s\ S. Lee Kling                                           Date:  July 31, 1997
----------------------------------------
S. Lee Kling
Director

\s\ Joseph P. Klock, Jr.                                   Date:  July 31, 1997
----------------------------------------
Joseph P. Klock, Jr.
Director

Schedule I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF MAY 3, 1997 AND APRIL 27, 1996
(In thousands, except share amounts)
===============================================================================

                                                                            1997        1996
                                                                          --------    -------
ASSETS
------
CURRENT ASSETS:
Cash and equivalents                                                      $    219    $    620
Deferred and refundable income taxes                                         3,150       4,009
                                                                          --------    --------
Total current assets                                                         3,369       4,629
INVESTMENT IN SUBSIDIARIES - NET                                            64,197      52,734
                                                                          --------    --------

TOTAL                                                                     $ 67,566    $ 57,363
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                  $  2,227    $  2,129
Income taxes payable                                                         1,391       1,377
                                                                          --------    --------
Total current liabilities                                                    3,618       3,506
DEFERRED INCOME TAXES                                                        7,245       6,805
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate
   liquidation preference of $15,000 (1,000,000 shares authorized;
  150,000 shares issued;  no shares outstanding)                               150         150
Common stock, $.01 par value (Authorized: 50,000,000 shares;
   Issued: 21,990,492 shares in 1997 and 12,741,488 shares in 1996;
   Outstanding: 18,459,768 shares in 1997 and 9,310,764 shares in 1996)        220         127
Additional paid-in capital                                                  14,943      14,873
Retained earnings                                                           54,871      44,178
Treasury stock-at cost:
   Preferred stock (150,000 shares)                                         (5,100)     (5,100)
   Common stock (3,530,724 shares in 1997 and 3,430,724 shares in 1996)     (8,381)     (7,176)
                                                                          --------    --------
Total shareholders' equity                                                  56,703      47,052
                                                                          --------    --------

TOTAL                                                                     $ 67,566    $ 57,363
                                                                          ========    ========


See accompanying Notes to Condensed Financial Statements.

Schedule I
(Continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 3, 1997, APRIL 27, 1996, AND APRIL 29, 1995
(In thousands, except per share amounts)
================================================================================

                                                                                 1997      1996      1995
                                                                                 ----      ----      ----
Equity in Pre-tax Earnings of Consolidated Subsidiaries                          $16,973   $14,581   $14,164
Interest Expense, Net                                                                 --        57        64
                                                                                 -------   -------   -------

Income Before Income Taxes                                                        16,973    14,524    14,100

Provision for Income Taxes                                                         6,280     5,520     5,499
                                                                                 -------   -------   -------

Net Income                                                                       $10,693   $ 9,004   $ 8,601
                                                                                 =======   =======   =======

Components of Earnings Per Share (a):
   Income From Continuing Operations                                             $  0.56   $  0.44   $  0.41
   Purchase of Preferred Shares                                                        -      0.41        --
                                                                                 -------   -------   -------
                                                                                 $  0.56   $  0.85   $  0.41
                                                                                 =======   =======   =======

Average Shares Outstanding                                                        19,109    18,606    18,598


(a) - Earnings per share is computed from earnings applicable to common shares, which, for periods prior to fiscal 1997, consists of net income less preferred dividends and, for 1996, $7,600,000 which represents the difference of the carrying value of the Company's preferred stock over its purchase price (see Note 12 of Notes to Consolidated Financial Statements). Earnings applicable to common shares was $10,693,000, $15,816,000, and $7,551,000 for the years ended May 3, 1997, April 27,
        1996, and April 29, 1995, respectively.

See accompanying Notes to Condensed Financial Statements.

Schedule I
(Continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 3, 1997, APRIL 27, 1996, AND APRIL 29, 1995
(In thousands)
===============================================================================

                                                                1997       1996       1995
                                                              -------    -------    -------
OPERATING ACTIVITIES:
Net income                                                   $ 10,693    $ 9,004    $ 8,601
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income tax provision                            2,991      1,000        363
       Undistributed equity in net income of
            consolidated subsidiaries                         (10,693)    (9,041)    (8,510)
       Changes in accounts payable and accrued liabilities         98       (300)       461
                                                             --------    -------    -------
Net cash provided by operating activities                       3,089        663        915
                                                             --------    -------    -------

FINANCING ACTIVITIES:
Advances from (to) subsidiaries                                (2,339)     7,278       (637)
Debt repayments                                                  --         (703)      --
Purchase of common stock                                       (1,205)      --         --
Preferred stock dividends paid                                   --       (1,838)      (263)
Purchase of preferred stock                                      --       (5,100)      --
Proceeds from stock options exercised                              54         16         14
                                                             --------    -------    -------
Net cash used in financing activities                          (3,490)      (347)      (886)
                                                             --------    -------    -------

NET INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS                                               (401)       316         29

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          620        304        275
                                                             --------    -------    -------

CASH AND EQUIVALENTS - END OF YEAR                           $    219    $   620    $   304
                                                             ========    =======    =======



Non-cash financing activities are described in Note 6 of Notes to the Consolidated Financial Statements.

See accompanying Notes to Condensed Financial Statements.

Schedule I
(Continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying parent company financial statements of National Beverage Corp. ("NBC") should be read in conjunction with the consolidated financial statements of NBC and its consolidated subsidiaries (the "Company").

1.    Basis of Presentation
      NBC is a holding company for various wholly-owned subsidiaries which are engaged in the manufacture and distribution of soft drinks and other beverages. NBC's investments in its wholly-owned subsidiaries are reported in these parent company financial statements using the equity method of accounting.

2.    Long-Term Debt
      No long-term debt was outstanding at May 3, 1997 or at April 27, 1996.

      A subsidiary of NBC has unsecured senior notes and bank credit facilities outstanding. See Note 4 of Notes to Consolidated Financial Statements. Certain of these debt agreements contain restrictions which, among other things, limit the subsidiary from paying cash dividends to the parent. As of May 3, 1997, net assets of the subsidiary totaling approximately $43 million were restricted from distribution.

3.    Capital Stock and Transactions with Related Parties
      See Note 6 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

4.    Commitments and Contingencies
      See Note 11 of Notes to the Consolidated Financial Statements for information related to legal proceedings.

Schedule II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended May 3, 1997, April 27, 1996, and April 29, 1995 (In thousands)

                                 Balance at        Additions Charged            Deductions:             Balance
                                 Beginning           (Credited) to            Net (Charge-offs)        at end of
Description                      of Period            Expenses                  Recoveries              Period
--------------                  -------------      ----------------           -----------------        ----------
Year Ended May 3, 1997:
Allowance for doubtful
  accounts receivable             $694                $ 51                       $(137)                  $608
                                  ====                ====                       =====                   ====
Year Ended April 27, 1996:
Allowance for doubtful
  accounts receivable             $708                $(31)                      $  17                   $694
                                  ====                ====                       =====                   ====

Year Ended April 29, 1995:
Allowance for doubtful
  accounts receivable             $828                $ 93                       $(213)                  $708
                                  ====                ====                       =====                   ====