Form 10-Q
period 1997-08-02
NATIONAL BEVERAGE CORP
filed 1997-09-16
CIK 69891

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1997

                                       or

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

The number of shares of Registrant's common stock outstanding as of September 2, 1997 was 18,465,628.

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of August 2, 1997 and May 3, 1997 .....................................  3

Condensed Consolidated Statements of Income
for the three months ended August 2, 1997
and July 27, 1996 ........................................................  4

Condensed Consolidated Statement of Shareholders' Equity
for the three months ended August 2, 1997 ................................  5

Condensed Consolidated Statements of Cash Flows
for the three months ended
August 2, 1997 and July 27, 1996 .........................................  6

Notes to Condensed Consolidated Financial Statements .....................  7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations ............................ 11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................ 15

Item 6. Exhibits and Reports on Form 8-K ................................. 15

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 2, 1997 AND MAY 3, 1997
(In thousands, except share amounts)

                                                                                           (Unaudited)
                                                                                    August 2,         May 3,
                                                                                      1997             1997
                                                                                    ---------       ---------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                                $  30,037       $  37,257
Trade receivables (net of allowance of $742 at August 2, 1997
  and $608 at May 3, 1997)                                                             40,800          27,344
Inventories                                                                            21,869          23,590
Deferred income taxes                                                                   1,759           1,759
Prepaid expenses and other current assets                                               4,761           6,214
                                                                                    ---------       ---------
Total current assets                                                                   99,226          96,164
PROPERTY - NET                                                                         55,716          55,436
INTANGIBLE ASSETS - NET                                                                15,378          15,503
OTHER ASSETS                                                                            3,990           3,794
                                                                                    ---------       ---------

TOTAL                                                                               $ 174,310       $ 170,897
                                                                                    =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $  25,201       $  28,544
Accrued liabilities                                                                    21,173          17,880
Income taxes payable                                                                    3,485           1,391
Current portion of long-term debt                                                         519             725
                                                                                    ---------       ---------
Total current liabilities                                                              50,378          48,540
LONG-TERM DEBT                                                                         50,286          55,026
DEFERRED INCOME TAXES                                                                   7,282           7,245
ACCRUED INSURANCE - NONCURRENT                                                          3,659           3,383
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 (1,000,000 shares authorized;  150,000 shares
  issued;  no shares outstanding)                                                         150             150
Common stock, $.01 par value (Authorized:  50,000,000 shares;  Issued:
    21,996,352 shares in August 1997 and 21,990,492 shares in May 1997;
    Outstanding:  18,465,628 shares in August 1997 and  18,459,768 shares
    in  May 1997)                                                                         220             220
Additional paid-in capital                                                             14,975          14,943
Retained earnings                                                                      60,841          54,871
Treasury stock - at cost:
    Preferred stock (150,000 shares)                                                   (5,100)         (5,100)
    Common stock (3,530,724 shares)                                                    (8,381)         (8,381)
                                                                                    ---------       ---------
Total shareholders' equity                                                             62,705          56,703
                                                                                    ---------       ---------

TOTAL                                                                               $ 174,310       $ 170,897
                                                                                    =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE  THREE MONTHS ENDED AUGUST 2, 1997 AND JULY 27, 1996
(In thousands, except per share amounts)


                                                                (Unaudited)
                                                           Three Months Ended
                                                          1997            1996
                                                       ---------       ---------
Net sales                                              $ 116,202       $ 110,204

Cost of sales                                             77,914          77,911
                                                       ---------       ---------

Gross profit                                              38,288          32,293

Selling, general and administrative expenses              28,017          23,196

Interest expense                                           1,118           1,448

Other income - net                                          (383)           (367)
                                                       ---------       ---------

Income before income taxes                                 9,536           8,016

Provision for income taxes                                 3,566           2,966
                                                       ---------       ---------

Net income                                             $   5,970       $   5,050
                                                       =========       =========



Earnings  per common share                             $    0.31       $    0.27
                                                       =========       =========

Average shares outstanding                                19,339          18,860



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED AUGUST 2, 1997
(In thousands, except share amounts)

                                                  (Unaudited)
                                            Shares           Amount
                                         -----------      -----------
PREFERRED STOCK
Beginning and end of period                  150,000      $       150
                                         ===========      ===========

COMMON STOCK
Beginning of period                       21,990,492      $       220
Stock options exercised                        5,860                0
                                         -----------      -----------
End of period                             21,996,352      $       220
                                         ===========      ===========

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                       $    14,943
Stock options exercised                                            32
                                                          -----------
End of period                                             $    14,975
                                                          ===========

RETAINED EARNINGS
Beginning of period                                       $    54,871
Net income                                                      5,970
                                                          -----------
End of period                                             $    60,841
                                                          ===========

TREASURY STOCK-PREFERRED
Beginning and end of period                  150,000      $    (5,100)
                                         ===========      ===========

TREASURY STOCK-COMMON
Beginning and end of period                3,530,724      $    (8,381)
                                         ===========      ===========

TOTAL SHAREHOLDERS' EQUITY                                $    62,705
                                                          ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 2, 1997 AND JULY 27, 1996
(In thousands)

                                                                                              (Unaudited)
                                                                                           1997          1996
                                                                                        --------       --------
OPERATING ACTIVITIES:
Net income                                                                              $  5,970       $  5,050
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                           2,242          1,858
   Deferred income tax provision                                                              37          1,109
   Loss on sale of property                                                                   11              0
   Changes in:
      Trade receivables                                                                  (13,456)        (2,467)
      Inventories                                                                          1,721         (1,648)
      Prepaid expenses and other current assets                                             (639)        (1,165)
      Accounts payable                                                                    (3,343)        (9,297)
      Other liabilities                                                                    7,075          4,050
                                                                                        --------       --------
Net cash used in operating activities                                                       (382)        (2,510)
                                                                                        --------       --------

INVESTING ACTIVITIES:
Property additions                                                                        (1,950)        (1,466)
Other, net                                                                                    48              8
                                                                                        --------       --------
Net cash used in investing activities                                                     (1,902)        (1,458)
                                                                                        --------       --------

FINANCING ACTIVITIES:
Debt borrowings                                                                            8,300          6,300
Debt repayments                                                                          (13,246)        (7,746)
Repurchase of common stock                                                                     0         (1,205)
Proceeds from stock options exercised                                                         10             16
                                                                                        --------       --------
Net cash used in financing activities                                                     (4,936)        (2,635)
                                                                                        --------       --------

NET DECREASE IN CASH AND EQUIVALENTS                                                      (7,220)        (6,603)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                                                    37,257         35,231
                                                                                        --------       --------

CASH AND EQUIVALENTS-END OF PERIOD                                                      $ 30,037       $ 28,628
                                                                                        ========       ========

OTHER CASH FLOW INFORMATION:
Interest paid                                                                           $  2,082       $  1,444
Income taxes paid                                                                             59             58


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 2, 1997
(UNAUDITED)

-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries ("NBC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended May 3, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:

                                                         (In thousands)
                                               August 2, 1997     May 3, 1997
                                               --------------     -----------
Finished goods                                     $10,244          $12,189
Raw materials and packaging supplies                11,625           11,401
                                                   -------          -------
Total                                              $21,869          $23,590
                                                   =======          =======

3. PROPERTY

Property consists of the following:

                                                (In thousands)
                                       August 2, 1997     May 3, 1997
                                       --------------     -----------
Land                                     $   8,897         $   8,897
Buildings and improvements                  31,207            31,213
Machinery and equipment                     73,832            71,972
                                         ---------         ---------
Total                                      113,936           112,082
Less accumulated depreciation              (58,220)          (56,646)
                                         ---------         ---------
Property-net                             $  55,716         $  55,436
                                         =========         =========

Depreciation expense was $1,611,000 and $1,515,000 for the three month periods ended August 2, 1997 and July 27, 1996, respectively.

4. DEBT

Debt consists of the following:

                                                       (In thousands)
                                              August 2, 1997      May 3, 1997
                                              --------------      -----------
Senior Notes (see below)                         $ 33,333           $ 33,333
Credit Facilities (see below)                           0             13,000
Term Loan Facility (see below)                     16,600              8,300
Other (including capital leases)                      872              1,118
                                                 --------           --------
Total                                              50,805             55,751
Less current portion                                 (519)              (725)
                                                 --------           --------
Long-term portion                                $ 50,286           $ 55,026
                                                 ========           ========

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has $35 million unsecured revolving credit facilities (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire August 31, 1998, and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from February 1998 through November 1998, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term Credit Facilities to fund the next principal payment due on its Senior Notes.


Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At August 2, 1997, net assets of the subsidiary totaling approximately $46 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (the "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and NBC, as BSI's largest shareholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of NBC at the expense of BSI's shareholders. On November 29, 1993, plaintiff filed a motion for an order preliminary and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions and, on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

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

6. CAPITAL STOCK

In June 1996, the Company repurchased 100,000 shares of its common stock on the open market. Such shares have been classified as held in Treasury.

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996 effected as a 2 for 1 stock split. Average shares outstanding, stock option data, and per share data presented in these financial statements have been adjusted for the effects of the stock dividend.

During the three months ended August 2, 1997, there were 5,860 option shares exercised at an exercise price ranging from $.63 to $5.00 per share. At August 2, 1997, options to purchase 1,113,560 shares at a weighted average exercise price of $2.29 (ranging from $.13 to $5.00 per share) were outstanding and stock-based awards to purchase 500,540 shares of common stock were available for grant.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. and its subsidiaries ("NBC" or the "Company") develop, manufacture, market and distribute a full line of beverage products: Shasta (r), Faygo (r) and Big Shot (r) , multi-favored and cola soft drinks; Everfresh (r), a full line of 100% juice and juice-enriched products; LaCROIX (r) , a Sante(r), Spree (r) and nuAnce (r) , flavored carbonated and spring water products and specialty items, St. Nick's (tm) and Creepy Coolers (tm). Substantially all of NBC's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The Company emphasizes the growth of its branded products by offering a beverage portfolio of proprietary, unique flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer.

The Company's strategies include increasing its brand awareness through greater retailer sponsorship by entering into long-term alliances with national and regional retailers to supply both Company branded and allied branded soft drinks ("Strategic Alliances"). The Company believes that the strength of its regional brands and the location of its manufacturing facilities position it as one of the leading single-source suppliers of high-quality, high-value soft drinks, such as Shasta and Faygo, as well as allied branded soft drinks, in multiple flavors and packaging throughout the continental United States.

The Company intends to continue its "regional share dynamics" strategy by acquiring brands and expanding its product line in response to changes in lifestyles and demographics. During the 1996 and 1997 fiscal years, the Company successfully added Everfresh and LaCROIX products to its portfolio of regional brands. These acquisitions also expanded the Company's product line to juice and additional water products. The Company plans to grow its revenues and brands by acquiring other regional beverage businesses that meet its strategic and financial objectives.

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended August 2, 1997 (first quarter of fiscal 1998) compared to Three Months Ended July 27, 1996 (first quarter of fiscal 1997)
--------------------------------------------------------------------------------

Net sales for the quarter ended August 2, 1997 increased approximately $6.0 million, or 5.4% over the first quarter of the prior year. Revenues were positively impacted by Strategic Alliance programs and by the expansion of certain allied-branded services. Despite the industry trend toward lower pricing, the net unit selling price of the Company's brands increased from the prior year. As part of the Strategic Alliance program, sales of products are supported by greater in-store and other product-related advertising, which had the effect of increasing net selling prices and selling expenses. These increases were partially offset by a decline in volume of certain lower-margin products.

Gross profit increased to approximately 32.9% of net sales for the first quarter of fiscal 1998 from 29.3% of net sales for the first quarter of fiscal 1997. This increase is due to a net decrease in the cost of raw materials, the higher selling prices noted above and favorable changes in product mix. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant increases in raw material costs for the remainder of fiscal 1998.

Selling, general and administrative expenses increased approximately $4.8 million to 24.1% of net sales for the first quarter of fiscal 1998 from 21.0% of net sales for the first quarter of fiscal 1997. This increase is primarily due to higher marketing and advertising costs relative to the Company's contractual commitments with its Strategic Alliance partners, and the expanded in-store and other promotional programs noted above. Also contributing to the increase were higher shipping costs, related principally to an increase in volume of the Company's brands, and costs associated with additional marketing and sales personnel. Marketing expenditures for the first quarter of fiscal 1998 included higher spending for certain regional media campaigns, including Faygo's 90th anniversary promotion.

Interest expense declined during the first quarter compared to the prior year due to a reduction in debt outstanding and a lower weighted average interest rate. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first quarter of fiscal 1998 and fiscal 1997. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 18.2% to $6.0 million or $.31 per share for the quarter ended August 2, 1997 from $5.1 million or $.27 per share for the quarter ended July 27, 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the three months ended August 2, 1997, the Company generated EBITDA of $12.9 million, which represents a 14.2% increase from EBITDA of $11.3 million for the same period last year. EBITDA for the twelve month period ending August 2, 1997 was $31.3 million, representing a 12.2% increase over EBITDA of $27.9 million for the prior twelve month period.

For the three months ended August 2, 1997, cash used in operating activities of $.4 million was comprised of net income of $6.0 million plus non-cash charges of $2.3 million less cash used for seasonal working capital requirements of $8.7 million. Cash of $1.9 million was used in investing activities, principally for capital expenditures and cash of $4.9 million was used for net debt repayments. At August 2, 1997, the Company's ratio of current assets to current liabilities was 2.0 to 1 and the Company had approximately $34 million available under its credit agreements.

The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities, but at the present time, has no material commitments for capital expenditures requiring cash outlays.

At August 2, 1997, the Company had outstanding long-term debt of $50.3 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At August 2, 1997, net assets of the subsidiary of approximately $46 million were restricted from distribution. Cash balances of the Registrant, when combined with funds available from its subsidiary, provide sufficient liquidity to allow the Registrant to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at August 2, 1997 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report of Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's Strategic Alliance objective; fluctuations in the costs of raw materials; continued retailer support of the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

                        Exhibit
                        Number       Description
                        -------      ---------------
                         27          Financial Data Schedule (For SEC Use Only)


(b)    Reports on Form 8-K: None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  September 16, 1997

                                            NATIONAL BEVERAGE CORP.
                                            (Registrant)

                                            By: /s/ Dean A. McCoy
                                                -----------------------
                                                Dean A. McCoy
                                                Vice President - Controller
                                                (On behalf of the Registrant and
                                                as Principal Accounting Officer)