Form 10-K405/A
period 1997-05-03
NATIONAL BEVERAGE CORP
filed 1997-09-17
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

         Commission file number:  1-14170

                             NATIONAL BEVERAGE CORP.
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                      59-2605822
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

   ONE NORTH UNIVERSITY DRIVE BOULEVARD                         33324
        FORT LAUDERDALE, FLORIDA                             (Zip Code)
(Address of Principal Executive Offices)


                                 (954) 581-0922

              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which was filed on September 4, 1997, are incorporated by reference into Part III of this report.

     This Amendment No. 1 to Annual Report on Form-10-K is being filed by National Beverage Corp. (the "Company") to amend the following items:

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The table reflecting the high and low closing quotations for the Company's Common Stock should be deleted and replaced with the following table, which accounts for the effect of the 100% stock dividend distributed to the Company's shareholders on October 25, 1996.


                                       1997                                          1996
                       ---------------------------------------       --------------------------------------
                             HIGH                 LOW                     HIGH                  LOW
                       ------------------   ------------------       -----------------    -----------------
First Quarter              $ 7 7/16             $4 3/4                   $3 1/2                $2 3/4
Second Quarter              10 1/16              6 11/16                  3 5/8                 2 7/8
Third Quarter                9                   7 1/2                    3 3/16                2 3/8
Fourth Quarter              12 5/8               7 5/8                    4 7/8                 3 1/4


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The first paragraph of Item 10 currently reads "Information concerning directors and the nominees for director of NBC is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in NBC's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before September 2, 1997, and is hereby incorporated by reference," and is amended to read "Information concerning directors and officers and the nominees for director of the Company is included under the captions "Election of Directors" and "Information as to Nominees and Other Directorships" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which was filed on September 4, 1997, and is incorporated herein by reference to the extent of the disclosure under such captions."


ITEM 11.   EXECUTIVE COMPENSATION

     Item 11 currently reads "National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference," and is amended to read "The information concerning executive compensation is included under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which was filed on September 4, 1997, and is incorporated herein by reference to the extent of the disclosure under such caption.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Item 12 currently reads "National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference," and is amended to read "The information concerning security ownership of certain beneficial owners and management is included under the caption "Security Ownership" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which was filed on September 4, 1997, and is incorporated herein by reference to the extent of the disclosure under such caption."


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Item 13 currently reads "National Beverage Corp. 1997 Proxy Statement, which will be filed on or before September 2, 1997, is incorporated herein by reference," is amended to read "The information concerning certain relationships and related transactions is included under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which was filed on September 4, 1997, and is incorporated herein by reference to the extent of the disclosure under such caption."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATIONAL BEVERAGE CORP.
    (Registrant)



By: /s/ DEAN A. McCOY                                 Date:  September 17, 1997
   --------------------------------------
    Dean A. McCoy
    Vice President - Controller
    (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ NICK A. CAPORELLA                             Date:  September 17, 1997
   --------------------------------------------
    Nick A. Caporella
    President, Chief Executive Officer and
    Chairman of the Board (Principal Executive
    and Financial Officer)


By: /s/ JOSEPH G. CAPORELLA                           Date:  September 17, 1997
   --------------------------------------------
    Joseph G. Caporella
    Executive Vice President and Secretary


By: /s/ S. LEE KLING                                  Date:  September 17, 1997
   --------------------------------------------
    S. Lee Kling
    Director


By: /s/ JOSEPH P. KLOCK, JR.                          Date:  September 17, 1997
   --------------------------------------------
    Joseph P. Klock, Jr.
    Director