Form 10-Q
period 1997-11-01
NATIONAL BEVERAGE CORP
filed 1997-12-16
CIK 69891

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                         -------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                 For the quarterly period ended November 1, 1997


                                       or


[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission file number 1-14170


                             NATIONAL BEVERAGE CORP.
             (Exact name of registrant as specified in its charter)

                        Delaware                      59-2605822
                      ------------                 ----------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)


         One North University Drive, Ft. Lauderdale, FL           33324
        ------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)


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

The number of shares of Registrant's common stock outstanding as of December 9, 1997 was 18,484,488.

                             NATIONAL BEVERAGE CORP.

                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                  Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets
as of November 1, 1997 and May 3, 1997 ......................................       3

Condensed Consolidated Statements of Income
for the three months and six months
ended November 1, 1997 and October 26, 1996 .................................       4

Condensed Consolidated Statement of Shareholders' Equity
for the six months ended November 1, 1997 ...................................       5

Condensed Consolidated Statements of Cash Flows for the six months ended
November 1, 1997 and October 26, 1996 .......................................       6

Notes to Condensed Consolidated Financial Statements ........................       7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .......................      11


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...................................................      16

Item 4. Submission of Matters to a Vote of Security Holders .................      16

Item 6. Exhibits and Reports on Form 8-K ....................................      16


NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 1, 1997 AND MAY 3, 1997
(In thousands, except share amounts)
================================================================================

                                                                                         (Unaudited)
                                                                                November 1,        May 3,
                                                                                   1997             1997
                                                                                 ---------       ---------
ASSETS
------
CURRENT ASSETS:
Cash and equivalents                                                             $  30,235       $  37,257
Trade receivables (net of allowance of $641 at November 1, 1997
  and $608 at May 3, 1997)                                                          32,389          27,344
Inventories                                                                         22,146          23,590
Deferred income taxes                                                                1,864           1,759
Prepaid expenses and other current assets                                            5,272           6,214
                                                                                 ---------       ---------
Total current assets                                                                91,906          96,164
PROPERTY - NET                                                                      53,724          55,436
INTANGIBLE ASSETS - NET                                                             15,238          15,503
OTHER ASSETS                                                                         3,813           3,794
                                                                                 ---------       ---------

TOTAL                                                                            $ 164,681       $ 170,897
                                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                 $  23,522       $  28,544
Accrued liabilities                                                                 18,807          17,880
Income taxes payable                                                                 3,032           1,391
Current portion of long-term debt                                                      491             725
                                                                                 ---------       ---------
Total current liabilities                                                           45,852          48,540
LONG-TERM DEBT                                                                      41,933          55,026
DEFERRED INCOME TAXES                                                                7,423           7,245
ACCRUED INSURANCE - NONCURRENT                                                       3,477           3,383
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 (1,000,000 shares authorized; 150,000 shares
  issued; no shares outstanding)                                                       150             150
Common stock, $.01 par value (Authorized:  50,000,000 shares; Issued:
    22,002,552 shares in November 1997 and 21,990,492 shares in May 1997;
    Outstanding:  18,471,828 shares in November 1997 and 18,459,768 shares
    in May 1997)                                                                       220             220
Additional paid-in capital                                                          15,007          14,943
Retained earnings                                                                   64,100          54,871
Treasury stock - at cost:
    Preferred stock (150,000 shares)                                                (5,100)         (5,100)
    Common stock (3,530,724 shares)                                                 (8,381)         (8,381)
                                                                                 ---------       ---------
Total shareholders' equity                                                          65,996          56,703
                                                                                 ---------       ---------

TOTAL                                                                            $ 164,681       $ 170,897
                                                                                 =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996 (In thousands, except per share amounts)
================================================================================

                                                                          (Unaudited)
                                                      Three Months Ended                Six Months Ended
                                                     1997            1996            1997           1996
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 100,044       $  94,968       $ 216,246       $ 205,172

Cost of sales                                        69,125          67,564         147,039         145,475
                                                  ---------       ---------       ---------       ---------
Gross profit                                         30,919          27,404          69,207          59,697

Selling, general and administrative expenses         24,987          22,199          53,004          45,395

Interest expense                                      1,152           1,268           2,270           2,716

Other income - net                                     (427)           (233)           (810)           (600)
                                                  ---------       ---------       ---------       ---------
Income before income taxes                            5,207           4,170          14,743          12,186

Provision for income taxes                            1,948           1,543           5,514           4,509
                                                  ---------       ---------       ---------       ---------
Net income                                        $   3,259       $   2,627       $   9,229       $   7,677
                                                  =========       =========       =========       =========


Earnings per common share                         $    0.17       $    0.14       $    0.48       $    0.41
                                                  =========       =========       =========       =========

Average shares outstanding                           19,323          19,010          19,331          18,935










See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 1, 1997
(In thousands, except share amounts)
================================================================================

                                                (Unaudited)
                                            Shares         Amount
                                         ----------      ----------
PREFERRED STOCK
Beginning and end of period                 150,000      $      150
                                         ==========      ==========

COMMON STOCK
Beginning of period                      21,990,492      $      220
Stock options exercised                      12,060               0
                                         ----------      ----------
End of period                            22,002,552      $      220
                                         ==========      ==========

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                      $   14,943
Stock options exercised                                          64
                                                         ----------
End of period                                            $   15,007
                                                         ==========

RETAINED EARNINGS
Beginning of period                                      $   54,871
Net income                                                    9,229
                                                         ----------
End of period                                            $   64,100
                                                         ==========

TREASURY STOCK-PREFERRED
Beginning and end of period                 150,000      $   (5,100)
                                         ==========      ==========

TREASURY STOCK-COMMON
Beginning and end of period               3,530,724      $   (8,381)
                                         ==========      ==========

TOTAL SHAREHOLDERS' EQUITY                               $   65,996
                                                         ==========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996
(In thousands)
================================================================================

                                                                             (Unaudited)
                                                                         1997           1996
                                                                       --------       --------
OPERATING ACTIVITIES:
Net income                                                             $  9,229       $  7,677
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                          4,512          3,722
   Deferred income tax provision                                             73          1,240
   Loss on sale of property                                                  69             26
   Changes in:
      Trade receivables                                                  (5,045)         4,942
      Inventories                                                         1,444         (2,390)
      Prepaid expenses and other current assets                          (1,517)          (342)
      Accounts payable                                                   (5,022)       (12,930)
      Other liabilities                                                   4,095           (573)
                                                                       --------       --------
Net cash provided by operating activities                                 7,838          1,372
                                                                       --------       --------

INVESTING ACTIVITIES:
Property additions                                                       (1,630)        (2,892)
Other, net                                                                   76            220
                                                                       --------       --------
Net cash used in investing activities                                    (1,554)        (2,672)
                                                                       --------       --------

FINANCING ACTIVITIES:
Debt borrowings                                                           8,300         12,700
Debt repayments                                                         (21,627)       (18,289)
Repurchase of common stock                                                    0         (1,205)
Proceeds from stock options exercised                                        21             34
                                                                       --------       --------
Net cash used in financing activities                                   (13,306)        (6,760)
                                                                       --------       --------

NET DECREASE IN CASH AND EQUIVALENTS                                     (7,022)        (8,060)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                                   37,257         35,231
                                                                       --------       --------

CASH AND EQUIVALENTS-END OF PERIOD                                     $ 30,235       $ 27,171
                                                                       ========       ========

OTHER CASH FLOW INFORMATION:
Interest paid                                                          $  3,216       $  2,743
Income taxes paid                                                         2,408          2,144




See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 1997
(UNAUDITED)
--------------------------------------------------------------------------------

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

2.  INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:


                                                    (In thousands)
                                          November 1, 1997      May 3, 1997
                                          ----------------      -----------

Finished goods                                $10,213            $12,189
Raw materials and packaging supplies           11,933             11,401
                                              -------            -------
Total                                         $22,146            $23,590
                                              =======            =======

3.  PROPERTY

Property consists of the following:

                                               (In thousands)
                                     November 1, 1997   May 3, 1997
                                     ----------------   -----------

Land                                     $   8,897       $   8,897
Buildings and improvements                  31,215          31,213
Machinery and equipment                     72,913          71,972
                                         ---------       ---------
Total                                      113,025         112,082
Less accumulated depreciation              (59,301)        (56,646)
                                         ---------       ---------
Property-net                             $  53,724       $  55,436
                                         =========       =========

Depreciation expense was $1,586,000 and $3,197,000 for the three and six month periods ended November 1, 1997, respectively, and $1,519,000 and $3,034,000 for the three and six month periods ended October 26, 1996, respectively.

4.  DEBT

Debt consists of the following:

                                                      (In thousands)
                                           November 1, 1997     May 3, 1997
                                           ----------------     ------------

Senior Notes (see below)                       $ 25,000           $ 33,333
Credit Facilities (see below)                         0             13,000
Term Loan Facility (see below)                   16,600              8,300
Other (including capital leases)                    824              1,118
                                               --------           --------
Total                                            42,424             55,751
Less current portion                               (491)              (725)
                                               --------           --------
Long-term portion                              $ 41,933           $ 55,026
                                               ========           ========

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has $35 million unsecured revolving credit facilities (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire through August 31, 1999, and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from May 1999 through November 1999, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term Credit Facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At November 1, 1997, net assets of the subsidiary totaling approximately $48 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions. Such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

During the six months ended November 1, 1997, there were 12,060 option shares exercised at an exercise price ranging from $.63 to $5.00 per share. At November 1, 1997, options to purchase 1,107,360 shares at a weighted average exercise price of $2.29 (ranging from $.13 to $5.00 per share) were outstanding and stock-based awards to purchase 515,540 shares of common stock were available for grant.

7.  CHANGES IN ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS 130 and SFAS 131.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. and its subsidiaries ("NBC" or the "Company") develop, manufacture, market and distribute a full line of beverage products: Shasta(r), Faygo(r) and Big Shot(r), multi-favored and cola soft drinks; Everfresh(r), a full line of 100% juice and juice-enriched products; LaCROIX(r), a Sante(r), Spree(r) and nuAnce(r), flavored carbonated and spring water products; and specialty items, St. Nick's(tm) and Creepy Coolers(tm). Substantially all of NBC's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 1, 1997 (SECOND QUARTER OF FISCAL 1998) COMPARED TO THREE MONTHS ENDED OCTOBER 26, 1996 (SECOND QUARTER OF FISCAL 1997)
--------------------------------------------------------------------------------

Net sales for the quarter ended November 1, 1997 increased approximately $5.1 million, or 5.3%, over the second quarter of the prior year. This increase is attributable to volume growth of the Company's brands, further expansion of manufacturing services for certain customers, and an increase in net selling prices due to favorable changes in package and product mix. As part of the Company's Strategic Alliance program, sales of products are supported by in-store advertising and other promotions, which also had the effect of increasing both net sales and selling expenses. These increases were partially offset by reduced sales of certain low-margin products.

Gross profit increased to approximately 30.9% of net sales for the second quarter of fiscal 1998 from 28.9% of net sales for the second quarter of fiscal 1997. This increase is due to the higher selling prices noted above and favorable changes in product mix. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect that increases in raw material costs will materially impact the results of operations for the remainder of fiscal 1998.

Selling, general and administrative expenses increased approximately $2.8 million to 25.0% of net sales for the second quarter of fiscal 1998 from 23.4% of net sales for the second quarter of fiscal 1997. This increase is primarily due to higher marketing and advertising costs, including expanded in-store and other promotional programs related to the Company's contractual commitments with its Strategic Alliance partners noted above. Marketing expenditures for the second quarter of fiscal 1998 also included increased radio and television advertising focused on the Detroit and New Orleans markets.

Interest expense declined during the second quarter compared to the prior year due to a reduction in debt outstanding and a lower weighted average interest rate. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the second quarter of fiscal 1998 and fiscal 1997. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 24.1% to $3.3 million or $.17 per share for the quarter ended November 1, 1997 from $2.6 million or $.14 per share for the quarter ended October 26, 1996.

SIX MONTHS ENDED NOVEMBER 1, 1997 (FIRST SIX MONTHS OF FISCAL 1998) COMPARED TO SIX MONTHS ENDED OCTOBER 26, 1996 (FIRST SIX MONTHS OF FISCAL 1997)
--------------------------------------------------------------------------------


Net sales for the six months ended November 1, 1997 increased approximately $11.1 million, or 5.4%, over the first six months of the prior year. This is primarily the result of volume and price increases for the Company's brands, further expansion of manufacturing services for certain customers, and the effects of the Strategic Alliance program discussed above.

Gross profit increased to approximately 32% of net sales for the first six months of fiscal 1998 from 29.1% of net sales for the first six months of fiscal 1997. This increase is due to the factors which contributed to the gross profit improvement for the second quarter of fiscal 1998 discussed above.

Selling, general and administrative expenses increased approximately $7.6 million to 24.5% of net sales for the first six months of fiscal 1998 from 22.1% of net sales for the first six months of fiscal 1997. This increase is primarily due to the increased marketing and other promotional programs noted above, as well as new regionally targeted advertising focused on the Company's brands. Also contributing to the increase were higher shipping and selling costs, related principally to the increase in volume of the Company's brands.

Interest expense declined during the six months compared to the prior year due to a reduction in debt outstanding and a lower weighted average interest rate. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first six months of fiscal 1998 and fiscal 1997. The difference between the effective rate and the federal statutory rate of 35% includes amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 20.2% to $9.2 million or $.48 per share for the six months ended November 1, 1997, from $7.7 million or $.41 per share for the six months ended October 26, 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 1, 1997 compared to MAY 3, 1997
------------------------------------------

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the six months ended November 1, 1997, the Company generated EBITDA of $21.5 million, which represents a 15.6% increase from EBITDA of $18.6 million for the same period last year. EBITDA for the twelve month period ended November 1, 1997 was $32.6 million, representing a 14.1% increase over EBITDA of $28.6 million for the prior twelve month period.

For the six months ended November 1, 1997, cash provided by operating activities of $7.8 million was comprised of net income of $9.2 million plus non-cash charges of $4.7 million less cash used for seasonal working capital requirements of $6.1 million. Cash of $1.6 million was used in investing activities, principally for capital expenditures, and cash of $13.3 million was used for net debt repayments. At November 1, 1997, the Company's ratio of current assets to current liabilities was 2.0 to 1 and the Company had approximately $34 million available under its credit agreements.

The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities; although, at the present time, the Company has no material commitments for capital expenditures requiring cash outlays.

At November 1, 1997, the Company had outstanding long-term debt of $41.9 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At November 1, 1997, net assets of the subsidiary of approximately $48 million were restricted from distribution. Cash balances of the Registrant, when combined with funds available from its subsidiary, provide sufficient liquidity to allow the Registrant to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at November 1, 1997 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS 130 and SFAS 131.

FORWARD-LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on October 17, 1997 ("the Annual Meeting"), Mr. Joseph G. Caporella was re-elected to the Board of Directors for a three-year term; 17,428,971 votes were cast for his election and 9,360 votes were withheld. Also at the Annual Meeting, Mr. Samuel C. Hathorn, Jr. was elected to the Board of Directors for a three-year term; 17,426,171 votes were cast for his election and 12,160 votes were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

          EXHIBIT
           NUMBER                   DESCRIPTION
         -----------               ---------------

            27                     Financial Data Schedule (For SEC Use Only)


(b)   Reports on Form 8-K: None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  December 16, 1997

                                        NATIONAL BEVERAGE CORP.
                                        (Registrant)


                                        By: /s/ Dean A. McCoy
                                            ----------------------------------
                                            Dean A. McCoy
                                            Vice President - Controller
                                            (On behalf of the Registrant and as
                                            Principal Accounting Officer)