Form 10-Q
period 1998-01-31
NATIONAL BEVERAGE CORP
filed 1998-03-17
CIK 69891

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of shares of Registrant's common stock outstanding as of March 9, 1998 was 18,488,488.

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                Page
Item 1. Financial Statements
     Condensed Consolidated Balance Sheets
     as of January 31, 1998 and May 3, 1997...................................... 3

     Condensed Consolidated Statements of Income for the three months and nine months ended January 31, 1998 and January 25, 1997.......................... 4

     Condensed Consolidated Statement of Shareholders' Equity
     for the nine months ended January 31, 1998.................................. 5

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended
     January 31, 1998 and January 25, 1997....................................... 6

     Notes to Condensed Consolidated Financial Statements........................ 7

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations ............................. 12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................... 17

Item 6. Exhibits and Reports on Form 8-K........................................ 17

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1998 AND MAY 3, 1997
(In thousands, except share amounts)
================================================================================
                                                            (Unaudited)
                                                    January 31,       May 3,
                                                      1998             1997
                                                    ---------       ---------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                $  30,189       $  37,257
Trade receivables (net of allowance of $563 at
  January 31, 1998 and $608 at May 3, 1997)            25,838          27,344
Inventories                                            22,684          23,590
Deferred income taxes                                   1,926           1,759
Prepaid expenses and other current assets               5,560           6,214
                                                    ---------       ---------
Total current assets                                   86,197          96,164
PROPERTY - NET                                         53,017          55,436
INTANGIBLE ASSETS - NET                                15,106          15,503
OTHER ASSETS                                            3,749           3,794
                                                    ---------       ---------
TOTAL                                               $ 158,069       $ 170,897
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                    $  21,074       $  28,544
Accrued liabilities                                    15,659          17,880
Income taxes payable                                    1,492           1,391
Current portion of long-term debt                         442             725
                                                    ---------       ---------
Total current liabilities                              38,667          48,540
LONG-TERM DEBT                                         41,600          55,026
DEFERRED INCOME TAXES                                   7,522           7,245
ACCRUED INSURANCE - NONCURRENT                          3,273           3,383
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, 7% cumulative,
  $1 par value, aggregate liquidation
  preference of $15,000 (1,000,000
  shares authorized;  150,000 shares
  issued;  no shares outstanding)                         150             150
Common stock, $.01 par value (Authorized:
    50,000,000 shares;  Issued:
    22,019,212 shares in January 1998
    and 21,990,492 shares in May 1997;
    Outstanding:  18,488,488 shares in
    January 1998 and 18,459,768 shares
    in May 1997)                                          220             220
Additional paid-in capital                             15,089          14,943
Retained earnings                                      65,029          54,871
Treasury stock - at cost:
    Preferred stock (150,000 shares)                   (5,100)         (5,100)
    Common stock (3,530,724 shares)                    (8,381)         (8,381)
                                                    ---------       ---------
Total shareholders' equity                             67,007          56,703
                                                    ---------       ---------
TOTAL                                               $ 158,069       $ 170,897
                                                    =========       =========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND JANUARY 25, 1997 (In thousands, except per share amounts)
================================================================================

                                                                (Unaudited)
                                             Three Months Ended              Nine Months Ended
                                            1998           1997            1998            1997
                                         ---------       ---------       ---------       ---------
Net  sales                               $  78,673       $  75,113       $ 294,919       $ 280,285

Cost of sales                               55,320          53,232         202,359         198,707
                                         ---------       ---------       ---------       ---------

Gross profit                                23,353          21,881          92,560          81,578

Selling, general and administrative
 expenses                                   21,295          19,912          74,299          65,307

Interest expense                               955           1,118           3,225           3,834

Other income - net                            (381)           (145)         (1,191)           (745)
                                         ---------       ---------       ---------       ---------

Income before income taxes                   1,484             996          16,227          13,182

Provision for income taxes                     555             368           6,069           4,877
                                         ---------       ---------       ---------       ---------

Net income                               $     929       $     628       $  10,158       $   8,305
                                         =========       =========       =========       =========



Earnings  per common share -

   Basic                                 $    0.05       $    0.03       $    0.55       $    0.45
                                         =========       =========       =========       =========

   Diluted                               $    0.05       $    0.03       $    0.53       $    0.44
                                         =========       =========       =========       =========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 1998
(In thousands, except share amounts)
================================================================================
                                                       (Unaudited)
                                                   Shares          Amount
                                                ----------       ---------
PREFERRED STOCK
Beginning and end of period                        150,000       $     150
                                                ==========       =========
COMMON STOCK
Beginning of period                             21,990,492       $     220
Stock options exercised                             28,720               0
                                                ----------       ---------
End of period                                   22,019,212       $     220
                                                ==========       =========

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                              $  14,943
Stock options exercised                                                146
                                                                 ---------
End of period                                                    $  15,089
                                                                 =========

RETAINED EARNINGS
Beginning of period                                              $  54,871
Net income                                                          10,158
                                                                 ---------
End of period                                                    $  65,029
                                                                 =========

TREASURY STOCK-PREFERRED
Beginning and end of period                        150,000       $  (5,100)
                                                ==========       =========

TREASURY STOCK-COMMON
Beginning and end of period                      3,530,724       $  (8,381)
                                                ==========       =========


TOTAL SHAREHOLDERS' EQUITY                                       $  67,007
                                                                 =========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND JANUARY 25, 1997
(IN THOUSANDS)
================================================================================

                                                                (Unaudited)
                                                        1998                   1997
                                                     --------               --------
OPERATING ACTIVITIES:
Net income                                           $ 10,158               $  8,305
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                        6,661                  5,576
   Deferred income tax provision                          110                  1,029
   Loss on sale of property                                55                     73
   Changes in:
      Trade receivables                                 1,506                    741
      Inventories                                         906                   (285)
      Prepaid expenses and other current assets        (2,145)                (1,700)
      Accounts payable                                 (7,470)                (5,886)
      Other liabilities                                  (755)                (2,929)
                                                     --------               --------
Net cash provided by operating activities               9,026                  4,924
                                                     --------               --------

INVESTING ACTIVITIES:
Property additions                                     (2,642)                (4,220)
Proceeds from disposal of property                        196                    387
Other, net                                               --                      152
                                                     --------               --------
Net cash used in investing activities                  (2,446)                (3,681)
                                                     --------               --------
FINANCING ACTIVITIES:
Debt borrowings                                         8,300                 20,200
Debt repayments                                       (22,009)               (33,400)
Repurchase of common stock                               --                   (1,205)
Proceeds from stock options exercised                      61                     38
                                                     --------               --------
Net cash used in financing activities                 (13,648)               (14,367)
                                                     --------               --------
NET DECREASE IN CASH AND EQUIVALENTS                   (7,068)               (13,124)

CASH AND EQUIVALENTS-BEGINNING OF YEAR                 37,257                 35,231
                                                     --------               --------
CASH AND EQUIVALENTS-END OF PERIOD                   $ 30,189               $ 22,107
                                                     ========               ========
OTHER CASH FLOW INFORMATION:
Interest paid                                        $  3,436               $  4,118
Income taxes paid                                       4,430                  2,861


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1998
(UNAUDITED)

================================================================================
1.  BASIS OF PRESENTATION

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

2.  INVENTORIES

Inventories, which are stated at the lower of first-in, first-out cost or market, are comprised of the following:

                                                            (In thousands)
                                              January 31, 1998      May 3, 1997
                                              ----------------    --------------
Finished goods                                    $10,954               $12,189
Raw materials and packaging supplies               11,730                11,401
                                                  -------               -------
Total                                             $22,684               $23,590
                                                  =======               =======

3.  PROPERTY

Property consists of the following:

                                          (In thousands)
                                January 31, 1998  May 3, 1997
                                ----------------  -----------

Land                               $   8,897       $   8,897
Buildings and improvements            31,325          31,213
Machinery and equipment               73,523          71,972
                                   ---------       ---------
Total                                113,745         112,082
Less accumulated depreciation        (60,728)        (56,646)
                                   ---------       ---------
Property-net                       $  53,017       $  55,436
                                   =========       =========

Depreciation expense was $1,613,000 and $4,810,000 for the three and nine month periods ended January 31, 1998, respectively, and $1,511,000 and $4,545,000 for the three and nine month periods ended January 25, 1997, respectively.

4.  DEBT

Debt consists of the following:

                                               (In thousands)
                                     January 31, 1998    May 3, 1997
                                     ----------------    -----------
Senior Notes (see below)                $ 25,000          $  33,333
Credit Facilities (see below)                  0             13,000
Term Loan Facility (see below)            16,600              8,300
Other (including capital leases)             442              1,118
                                        --------          ---------
Total                                     42,042             55,751
Less current portion                        (442)              (725)
                                        --------          ---------
Long-term portion                       $ 41,600          $  55,026
                                        ========          =========


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

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 31, 1998, net assets of the subsidiary totaling approximately $48 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions, and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

During the nine months ended January 31, 1998, options for 28,720 shares were exercised at prices ranging from $.63 to $5.00 per share. At January 31, 1998, options to purchase 1,118,026 shares at a weighted average exercise price of $2.44 (ranging from $.13 to $10.00 per share) were outstanding and stock-based awards to purchase 508,214 shares of common stock were available for grant.

7.  EARNINGS PER COMMON SHARE

Earnings per common share is calculated pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") which was adopted effective for the fiscal period ended January 31, 1998. Earnings per share for prior periods have been restated to give effect for the application of SFAS No. 128. The following data show the amounts used in computing earnings per common share:

                                                             (In thousands, except per share data)

                                                         Three Months Ended           Nine Months Ended

                                                        1998         1997             1998         1997
                                                       --------     -------          -------      -------
Net income                                             $    929     $   628          $10,158     $ 8,305
                                                       ========     =======          =======     =======

Weighted average shares outstanding                      18,486      18,452           18,473      18,271
Dilutive stock options                                      822         802              850         770
                                                       --------     -------          -------     -------

Weighted average shares outstanding
   and dilutive potential stock                          19,308      19,254           19,323      19,041
                                                       ========     =======          =======     =======


Earnings per common share-
    Basic                                              $    .05     $   .03          $   .55     $   .45
                                                       ========     =======          =======     =======

    Diluted                                            $    .05     $   .03          $   .53     $   .44
                                                       ========     =======          =======     =======


8.  CHANGES IN ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS 130 and SFAS 131.

                         PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. and its subsidiaries ("NBC" or the "Company") develop, manufacture, market and distribute a full line of beverage products: Shasta (r), Faygo (r) and Big Shot (r) , multi-favored and cola soft drinks; Everfresh (r), a full line of 100% juice and juice-enriched products; LaCROIX (r) , a Sante (r) , Spree (r) and nuAnce (r) , flavored carbonated and spring water products; and specialty items, St. Nick's (tm) and Creepy Coolers (tm). Substantially all of NBC's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. NBC also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 (third quarter of fiscal 1998) compared to Three Months Ended January 25, 1997 (third quarter of fiscal 1997)
--------------------------------------------------------------------------------

Net sales for the quarter ended January 31, 1998 increased approximately $3.6 million, or 4.7 %, over the third quarter of the prior year. This increase was attributable to an increase in volume and average net selling prices of the Company's brands due to favorable changes in package and product mix and the effects of Strategic Alliances. As part of the Company's Strategic Alliance program, sales of branded products are supported by expanded in-store advertising and merchandising which had the effect of increasing volume and net selling prices. These increases were partially offset by reduced sales of certain low-margin products.

Gross profit increased to approximately 29.7% of net sales for the third quarter of fiscal 1998 from 29.1% of net sales for the third quarter of fiscal 1997. This increase was due to higher selling prices and favorable changes in product mix as noted above. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect increases in raw material costs to materially impact the results of operations for the remainder of fiscal 1998.

Selling, general and administrative expenses increased approximately $1.4 million to 27.1% of net sales for the third quarter of fiscal 1998 from 26.5% of net sales for the third quarter of fiscal 1997. This increase is primarily due to higher marketing and advertising costs, including expanded in-store advertising and other merchandising programs related to Strategic Alliances, and increased costs associated with the addition of marketing and direct sales personnel.

Interest expense declined during the third quarter of fiscal 1998 compared to the prior year due to a reduction in debt outstanding and a lower weighted average interest rate. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Other income increased during the third quarter of fiscal 1998 compared to the prior year primarily due to increased interest income on higher average cash balances.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the third quarter of fiscal 1998 and fiscal 1997. The difference between the effective rate and the federal statutory rate of 35% included amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 47.9% to $929 thousand, or $.05 per share, for the quarter ended January 31, 1998, from $628 thousand, or $.03 per share, for the quarter ended January 25, 1997.

Nine Months Ended January 31, 1998 (first nine months of fiscal 1998) compared to Nine Months Ended January 25, 1997 (first nine months of fiscal 1997)
--------------------------------------------------------------------------------

Net sales for the nine months ended January 31, 1998 increased approximately $14.6 million, or 5.2%, over the first nine months of the prior year. This was primarily the result of volume and price increases for the Company's brands, expansion of manufacturing services and the effects of the Strategic Alliance program.

Gross profit increased to 31.4% of net sales for the first nine months of fiscal 1998 from 29.1% of net sales for the first nine months of fiscal 1997. This increase was due to the factors which contributed to the gross profit improvement for the third quarter of fiscal 1998 discussed above.

Selling, general and administrative expenses increased approximately $9 million to 25.2% of net sales for the first nine months of fiscal 1998 from 23.3% of net sales for the first nine months of fiscal 1997. This increase was primarily due to the increased marketing and other merchandising programs noted above, as well as new regionally targeted advertising focused on the Company's brands. Also contributing to the increase were higher selling costs, related principally to an increase in marketing and direct sales personnel.

Interest expense declined during the first nine months of fiscal 1998 compared to the prior year due to a reduction in debt outstanding and a lower weighted average interest rate. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Other income increased during the first nine months of fiscal 1998 compared to the prior year primarily due to increased interest income on higher average cash balances.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first nine months of fiscal 1998 and fiscal 1997. The difference between the effective rate and the federal statutory rate of 35% included amortization of non-deductible goodwill and other intangibles, state income taxes and other non-deductible expenses.

Net income increased 22.3% to $10.2 million, or $.53 per share (diluted), for the nine months ended January 31, 1998, from $8.3 million, or $.44 per share (diluted), for the nine months ended January 25, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
January 31, 1998 compared to May 3, 1997
----------------------------------------------------

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the nine months ended January 31, 1998, the Company generated EBITDA of $26.1 million, which represents a 15.6% increase from EBITDA of $22.6 million for the same period last year. EBITDA for the twelve month period ended January 31, 1998 was $33.2 million, representing a 14.8% increase over EBITDA of $29.0 million for the prior twelve month period.

For the nine months ended January 31, 1998, net cash provided by operating activities of $9.0 million was comprised of net income of $10.2 million plus non-cash charges of $6.8 million less cash used for seasonal working capital requirements of $8.0 million. Cash of $2.4 million was used for net capital expenditures and cash of $13.7 million was used for net debt repayments. At January 31, 1998, the Company's ratio of current assets to current liabilities was 2.2 to 1 and the Company had approximately $33 million available under its credit agreements.

The Company believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities, but, at the present time, has no material commitments for capital expenditures requiring cash outlays.

On January 23, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. The Company expects to make such purchases from existing cash balances from time to time through open market purchases, block trades and/or privately negotiated transactions.

At January 31, 1998, the Company had outstanding long-term debt of $41.6 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 31, 1998, net assets of the subsidiary of approximately $48 million were restricted from distribution. Cash balances of the Registrant, when combined with funds available from its subsidiary, provide sufficient liquidity to allow the Registrant to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at January 31, 1998, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS 130 and SFAS 131.

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

DATE:  March 17, 1998

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