Form 10-K405
period 1998-05-02
NATIONAL BEVERAGE CORP
filed 1998-07-31
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MAY 2, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing price on July 27, 1998 was approximately $46,478,000.

The number of shares of Registrant's common stock outstanding as of July 27, 1998 was 18,498,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 31, 1998 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that market, manufacture and distribute a full line of beverage products: Shasta(R), Faygo(R) and Big Shot(R) multi-flavored and cola soft drinks; Everfresh(R) juice and juice-enriched products; LaCROIX(R) and Mt. Shasta(TM) spring and carbonated water products; ClearFruit (R), Spree(R) and nuAnce(R) flavored carbonated and non-carbonated beverages; and specialty items, Creepy Coolers(TM) and St. Nick's(TM). Substantially all of the Company's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies ("manufacturing services").

The Company's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. In addition, the Company seeks to utilize the strength of its brands and location of its manufacturing facilities to be a single source supplier of branded and allied branded beverages for national and large regional retailers.

Various means are utilized by the Company to maintain its position as a cost-effective producer of its beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, bulk delivery to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. Management believes it is able to offer retailers a higher profit margin on Company branded products and allied brands than is typically available from the sale of nationally distributed products.

PRODUCTS

The Company's principal branded soft drink products, Shasta and Faygo, have been developed and marketed throughout the United States for over a combined 200 years. Established over 100 years ago and distributed nationally, Shasta is the largest of the Company's brands and includes approximately 50 flavors as well as bottled spring water. Established over 90 years ago, Faygo products are primarily distributed east of the Mississippi River and include over 45 flavors. In addition, the Company produces Big Shot, a regional multi-flavored soft drink line established in 1935; Everfresh, a full line of juice products; LaCROIX, a sparkling and still water product line; ClearFruit, an all natural, non-carbonated water with fresh fruit flavors; Shasta Plus, a vitamin enriched, non-carbonated beverage; nuAnce, a "new age" beverage product; Body Works, an isotonic sports drink; Mt. Shasta, a domestic spring water; and Spree, an all natural carbonated soft drink.

Although cola drinks account for approximately 57% of the soft drink industry's domestic grocery channel volume, the Company's "fantasy of flavors" strategy emphasizes its non-cola products. As a result, colas account for less than 25% of the Company's total volume. During the last ten years, the "flavor segment" volume of the soft drink market has grown three times faster than cola volume. Management believes the Company is well suited to compete in the flavor category due to the long established brand awareness of Shasta and Faygo, which are synonymous with flavor, along with its continued "flavor-enhancement" philosophy. During the fiscal year ended May 2, 1998 ("fiscal 1998"), the Company added, among other flavors, Everfresh Orange Dream, Everfresh Fuzzy Navel, Ohana Lemon Tea and Ohana Lemonade. Additionally, the Company introduced an exotic line of Shasta products which included new flavors such as Horchata, Tamarindo, Manzana, Guava Passionfruit, Mango and Jamaica. Management believes that the Company's structure and marketing strategies, unlike that of its national competitors, permits efficient regional manufacturing and distribution of flavors targeted toward specific demographics and consumer preferences.

The Company intends to expand its product line by introducing several "neutraceutical / functional" beverage products. These non-carbonated beverages, which will be enriched with natural herbs such as St. John's wort, ginseng, ginkgo biloba and guarana, are designed to capitalize on the growing popularity of energy and "feel good" drinks.

MANUFACTURING

The Company's fourteen bottling plants are strategically located across the continental United States, enabling the Company to efficiently manufacture and distribute beverages to most geographic markets. Each facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each regional market. The Company utilizes a variety of package sizes, including 8 ounce cans; 6-pack, 12-pack, 18-pack and 24-pack "suitcases" of 12-ounce cans; one, two and three liter "family size" bottles; and 16 ounce, 20 ounce and 24 ounce bottles targeted to single-serve markets.

Management believes that ownership of its bottling facilities provides an advantage over certain of its competitors that rely upon independent third party bottlers to manufacture and market their products. Since the Company controls the national manufacture, distribution and marketing of its brands, it can more effectively manage product quality and customer service and respond quickly to changing market conditions. From time to time, the Company will shift manufacturing equipment among its facilities to increase cost efficiencies or maximize the utilization of equipment.

The Company produces a majority of its flavor concentrates at its own facilities which are distributed for use in its manufacturing facilities. Utilizing the same formulas throughout its bottling network, the Company is able to manufacture its products in accordance with uniform standards and specifications. The Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with the Company's strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

The Company's products are sold primarily through the "take-home" channel and, to a lesser extent, through the convenience, food service and vending distribution channels.

The take-home distribution channel consists of grocery, warehouse club, mass-merchandiser, wholesaler and discount stores. The Company distributes its products to this channel through both the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from the Company's manufacturing facilities to the retailer's centralized distribution centers and then shipped by the retailer to each of its outlet locations with other goods. Products shipped under the direct-store delivery system are distributed directly to the customer's retail outlets through the Company's bulk delivery and direct-store-delivery fleet and through independent distributors. In recent years, the Company has increased utilization of multiple distributions systems to expand the presence of various Company brands within the take-home channel.

The Company distributes its products to the convenience store and retail gas station market through its own direct-store-delivery fleet and that of independent distributors. The Company increased distribution through this higher-margin channel during fiscal 1998, and intends to continue emphasizing growth within this channel during fiscal 1999.

The Company's food service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food service wholesalers. The Company's food service products are distributed primarily through independent, specialized distributors.

Each of the Company's take-home, convenience and food service operations uses vending machines and glass-door coolers as marketing and promotional tools for the Company's brands. The Company provides vending machines and coolers on a placement or purchase basis to its customers and vending operators. Management believes that the vending market provides not only increased beverage sales, but also the enhancement of brand awareness and the development of brand loyalty.

SALES AND MARKETING

The Company sells and markets its products through an internal sales force, as well as selected broker networks. The Company's sales force is organized to serve a specific market segment, focusing either on geographic territories, distribution channels or product line segments. This focus allows each sales group to provide high level, responsive service and support to the customers and markets that it serves. During the past two fiscal years, the Company has increased its field sale force and currently employs over 200 sales representatives.

The Company's sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, diversified packaging and consumer coupon distribution. The Company retains advertising agencies to assist with media advertising programs for its brands. The Company also offers numerous promotional programs to its retail customers, including cooperative advertising support, in-store advertising materials and other incentives.

Management believes these elements allow it to tailor marketing and advertising programs for demographic and economic lifestyles to meet local and regional requirements. The Company seeks to maintain points of difference between its brands and those of its competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, the Company sponsors special holiday promotions including Creepy Coolers for Halloween and St. Nick's, which features special holiday flavors and colors for Christmas.

The Company's "regional share dynamics" strategy emphasizes the acquisition and support of brands that have a significant regional presence. Management believes that these types of products are less subject to attack by the larger national brands because of the strong, regional consumer loyalty developed over time and because of their relatively small national market share. Additionally, brands that have regional consumer recognition do not require costly national media advertising and are effectively promoted by the Company's regionally targeted marketing programs and retailer-based sales incentives.

As part of its sales and marketing strategy, the Company enters into long-term contractual relationships which join its sales, marketing and manufacturing expertise with the sales and marketing expertise of national and regional retailers. These "Strategic Alliances" provide for retailer promotional support for the Company's brands through in-store and point-of-sale advertising, and provide nationally integrated manufacturing and distribution services for the retailer's own branded products. See Item 7.

RAW MATERIALS

The Company maintains relationships with numerous suppliers of raw materials and packaging goods and utilizes a centralized procurement division to purchase raw materials and packaging supplies. By consolidating the purchasing function for its fourteen bottling facilities, management believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of beverages.

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

All of the materials or ingredients used by the Company are presently available, although strikes, weather conditions, governmental controls, national emergencies or other events outside the Company's control could adversely affect the supply of specific materials. Additionally, pricing and availability of certain of the Company's raw materials are based on commodities, primarily aluminum, resin, corn, linerboard and juice concentrates, which tend to fluctuate based upon worldwide market conditions.

SEASONALITY

The Company's sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The production and sale of non-alcoholic beverages is highly competitive and the Company's competitive position varies in each of its market areas. The Company is not considered dominant in any market. Products produced and marketed by the Company compete with national soft drinks delivered directly to retail customers by franchised bottlers, local and regional soft drink products and other beverages, including water, juice and juice-based drinks, "new age" beverage products, sports drinks, coffee and tea. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Competition is based upon taste, quality, price, availability, promotion, packaging, advertising and service to the customer. Price competition by national brand soft drink companies as well as other regional soft drink producers has been intense over recent years and the Company expects that such competitive conditions will continue.

TRADEMARKS

The Company maintains various registered trademarks for its proprietary brands in the United States and abroad, which are significant to the business of the Company. The Company intends to continue to maintain all registrations of its significant trademarks and continue to use the trademarks in the operation of its businesses.

GOVERNMENTAL REGULATION

The production, distribution and sale of the Company's products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Certain states and localities prohibit, or may in the future enact legislation to prohibit, the sale of certain beverages unless a deposit or tax is charged for containers. Management believes that it is in compliance in all material respects with such existing legislation.

All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect on the Company's financial or competitive position.

EMPLOYEES

As of May 2, 1998, the Company employed approximately 1,200 people, of which 400 are in professional, technical, managerial, sales, administrative, and clerical job classifications and 800 are production/hourly employees. Of the Company's hourly employees, approximately 300 are covered by collective bargaining agreements which expire through 2001. Management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES

The principal properties of the Company include fourteen production and warehouse facilities located in twelve states which, in the aggregate, comprise approximately two million square feet. Eleven facilities are owned by the Company and are located in the following states: Ohio, Michigan (2), Georgia, California (2), Texas, Kansas, Arizona, Utah and Washington. Three production facilities, located in Louisiana, Maryland and Florida, are leased subject to agreements that expire through 2000. Management believes the Company's facilities are generally in good condition and sufficient to meet its present needs.

The production of soft drinks is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry's conversion to lower-weight cans and lids. The Company is not aware of any anticipated industry-wide changes in technology that would adversely impact the Company's current physical production capacity or cost of production.

At May 2, 1998, the Company operated approximately 200 vehicles that include delivery trucks, other trucks, vans and automobiles used in the sale and distribution of its products. In addition, the Company leases office space, transportation equipment, office equipment, data processing equipment and some plant equipment.

ITEM 3. LEGAL PROCEEDINGS

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a shareholder of Burnup & Sims Inc. ("BSI"), now MasTec, Inc., in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors of BSI and against BSI. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors of BSI, and the Company, as its largest shareholder, breached their respective fiduciary duties in approving (i) the dividend by BSI of its shares of the Company common stock (the "Distribution") and (ii) the exchange of certain shares of BSI's common stock held by the Company for certain indebtedness of the Company held by BSI (the "Exchange"; the Distribution and the Exchange are hereafter referred to as the "1991 Transaction"), in allegedly placing the interests of the Company ahead of the interests of other shareholders of BSI. The derivative action claims allege, among other things, that the Board of Directors of BSI breached their fiduciary duties by approving executive officer compensation arrangements, by financing the Company's operations on a current basis, and by permitting the interests of BSI to be subordinated to those of the Company. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover unspecified damages. The defendants, including the Company, have moved to dismiss the actions for failure to make a demand and state a claim upon which relief can be granted. The motion is still pending.

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (the "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and the Company, as BSI's largest stockholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of the Company at the expense of BSI's stockholders. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions, and on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

There has been no further discovery or other court proceedings since May 1995.

Management believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

The Company is a defendant in various other lawsuits arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of the foregoing lawsuits will not have a material adverse effect on the Company's consolidated financial position or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company, par value $.01 per share, is listed on the American Stock Exchange under the symbol "FIZ".

The table below sets forth, for the periods indicated, the high and low prices of the common stock as reported by the American Stock Exchange:

                                     Fiscal 1998               Fiscal 1997
                                  High         Low          High         Low
                                  ----         ---          ----         ---
First Quarter                   $ 11-7/8    $  9-13/16   $  7-7/16    $ 4-3/4
Second Quarter                    10-3/4       9-3/16      10-1/16      6-11/16
Third Quarter                     10-1/8       8-7/8        9           7-1/2
Fourth Quarter                    10-1/2       9-7/16      12-5/8       7-5/8

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996, effected as a 2 for 1 stock split. All share quotations shown above have been restated to reflect this split.

HOLDERS

At July 27, 1998, there were 1,138 stockholders of record of the Company's common stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

DIVIDENDS

The Company has not paid any cash dividends with respect to its common stock during the last three fiscal years and the Company's Board of Directors has no present plans for declaring any such cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)


                                                        Fiscal Year Ended (1):
                                       --------------------------------------------------------
                                        May 2,       May 3,    April 27,   April 29,   April 30,
                                         1998        1997        1996        1995        1994
                                       --------    --------    --------    --------    --------
STATEMENT OF INCOME DATA:
Net sales                              $400,749    $385,427    $350,431    $348,732    $347,727
Cost of sales                           275,083     275,453     261,859     261,720     258,207
                                       --------    --------    --------    --------    --------
Gross profit                            125,666     109,974      88,572      87,012      89,520
Selling, general and administrative
    expenses                            102,195      88,921      70,029      68,563      66,775
Other charges (2)                            --          --          --          --       9,119
Interest expense                          4,175       4,951       4,969       5,226       7,710
Other income - net                        1,633         871         950         877         243
                                       --------    --------    --------    --------    --------
Income from continuing operations
    before income taxes                  20,929      16,973      14,524      14,100       6,159
Provision for income taxes                7,827       6,280       5,520       5,499       2,666
                                       --------    --------    --------    --------    --------
Income from continuing operations      $ 13,102    $ 10,693    $  9,004    $  8,601    $  3,493
                                       ========    ========    ========    ========    ========
Income from continuing operations
    per share (3):
        Basic                          $   0.71    $   0.58    $   0.44    $   0.41    $   0.13
        Diluted                            0.68        0.56        0.43        0.40        0.13

BALANCE SHEET DATA:
Working capital                        $ 50,398    $ 47,624    $ 43,580    $ 33,260    $ 30,910
Property - net                           55,945      55,436      56,226      52,075      54,250
Total assets                            182,327     170,897     177,560     162,558     162,583
Long-term debt                           41,600      55,026      62,568      43,185      51,699
Deferred income taxes                     8,332       7,245       6,805       6,435       7,337
Shareholders' equity                     69,980      56,703      47,052      43,871      36,236

(1) Fiscal 1997 consisted of 53 weeks.

(2) Other charges included a $1,200,000 provision for legal claims and related expenses, $3,468,000 of expenses associated with category development and $4,451,000 of costs related to compliance with the Nutrition Labeling and Education Act.

(3) Income from continuing operations per share is computed based upon earnings applicable to common shares. For periods prior to fiscal 1997, earnings applicable to common shares is comprised of income from continuing operations less preferred dividends, plus for 1994, the Company's equity in the preferred stock dividends received by a former holder. Per share amounts are adjusted for the 2 for 1 stock split distributed on October 25, 1996 and 4 for 1 stock split distributed on November 9, 1994. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

National Beverage's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer.

Beginning in the latter part of fiscal 1996, the Company commenced a program to strengthen its brand equity and awareness through greater retailer sponsorship by entering into long-term alliances with national and regional retailers to supply both Company branded and customer branded soft drinks ("Strategic Alliances"). During the past several years, the consolidation of smaller, less competitive retail outlets into larger and highly price-sensitive, "mega-retail" businesses has occurred, increasing the retailers' need for a single-source, high-quality, service-oriented manufacturer of beverage products. Through its Strategic Alliances, the Company has joined with these retailers to manufacture, market and sell its brands and brands developed specifically for each retailer ("allied brands"). These alliances provide additional opportunities for the Company to increase sales during promotional activity periods and reduce costs by bulk shipments directly to the retailers' store locations. Retailers also attain greater cost efficiencies by shipping branded and allied branded products together, thus decreasing costs through the elimination of partial shipments. Retailers are able to enhance distribution center inventory management and quality control by contracting with one national supplier that can provide consistent packaging, flavor and quality throughout the continental United States. In addition, innovation in product design and a greater variety of package alternatives have increased retailers' reliance on manufacturers that are sensitive to changing design and packaging needs. Accordingly, management believes that the strength of its regional brands and the location of its manufacturing facilities position it as one of the leading single-source suppliers of high-quality, high-value soft drinks, such as Shasta and Faygo, as well as allied branded soft drinks, in multiple flavors and packaging throughout the continental United States. It is the Company's intention to seek additional Strategic Alliances.

The Company intends to continue its "regional share dynamics" strategy by acquiring brands and expanding its product line in response to changes in lifestyles and demographics. The acquisition of the Everfresh product line in fiscal 1996 and the LaCROIX product line in fiscal 1997 expanded the Company's product line to juice and additional water products. The Company seeks to increase its revenues and brand portfolio by acquiring other regional beverage businesses that meet its strategic and financial objectives.

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

NET SALES:

Net sales for fiscal 1998 increased $15.3 million to $400.7 million. This growth was primarily the result of a 3% increase in branded case volume due to increased sales to Strategic Alliance partners and expanded distribution of the Everfresh and LaCROIX brands, and an increase in manufacturing services. Average net selling prices of the Company's brands also increased slightly due to favorable changes in distribution channel and product mix, and the effects of Strategic Alliances. These increases were partially offset by reduced sales of lower-margin products.

Net sales for fiscal 1997 increased 10% to $385.4 million from $350.4 million for fiscal 1996. This growth was primarily the result of a 9% increase in branded case volume due to increased sales to Strategic Alliance partners and the addition of the Everfresh and LaCroix brands to the Company's product line. Additionally, net unit selling price improved, despite the continuing intense pricing and promotional activity within the industry, as a result of favorable changes in package and product mix. As part of the Company's Strategic Alliance program, sales of products are supported by in-store advertising and other promotions, which also had the effect of increasing both net sales and selling expenses. These increases were partially offset by reduced sales of certain lower-margin products.

Fiscal 1998 and fiscal 1996 consisted of 52 weeks, while fiscal 1997 consisted of 53 weeks.

GROSS PROFIT:

Gross profit approximated 31%, 28% and 25% of net sales for fiscal 1998, 1997 and 1996, respectively. These increases were due principally to increased sales of juice and other higher-margin products, the effects of higher selling prices noted above and periodic declines in the cost of certain raw materials. Management believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect any significant changes in raw material costs in fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

As a percentage of net sales, selling, general and administrative expenses approximated 25%, 23% and 20% for fiscal 1998, 1997 and 1996, respectively. Included in these increases are higher marketing and advertising costs, including expanded in-store advertising and other merchandising programs related to the Strategic Alliance initiative. Additionally, the Company began increasing the number of direct sales representatives employed during fiscal 1997. Costs associated with these additional personnel also contributed to the fiscal 1998 and 1997 increases.

INTEREST EXPENSE AND OTHER INCOME-NET:

Fiscal 1998 interest expense decreased $.8 million due to a reduction in average outstanding debt. Fiscal 1997 interest expense of $5.0 million is unchanged from the prior year. Other income includes interest income of $1.7 million for fiscal 1998 and $1.0 million for fiscal 1997 and 1996.

INCOME TAXES:

The Company's effective tax rate was approximately 37% for fiscal 1998 and 1997, and 38% for fiscal 1996. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 7 of Notes to Consolidated Financial Statements.

EARNINGS APPLICABLE TO COMMON SHARES AND EARNINGS PER SHARE:

In February 1996, the Company purchased all of the National Beverage Corp. preferred stock held by its single holder. The repurchase of the Company's preferred stock eliminated annual dividend payments of approximately $1.1 million. While not affecting net income, this purchase increased earnings applicable to common shares and earnings per common share. See Notes 6 and 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. For fiscal 1998, the Company generated EBITDA of $34.4 million, which represents an increase of 16% from the prior year. Management believes that EBITDA is sufficient to support both additional growth and additional debt capacity.

The Company's cash position increased approximately $3.2 million to $40.4 million during fiscal 1998. Cash provided by operations of $24.0 million was comprised of net income of $13.1 million, non-cash charges of $10.0 million and cash provided by a working capital decrease of $.9 million. Cash of $7.1 million was used for net capital expenditures and cash of $13.7 million was used for financing activities, principally for net debt repayments. The Company's ratio of current assets to current liabilities approximated 1.9 to 1 and 2.0 to 1 at May 2, 1998 and May 3, 1997, respectively, and working capital increased to $50.4 million from $47.6 million for those same periods.

At May 2, 1998, the Company had available credit lines of approximately $33.4 million. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that fiscal 1999 capital expenditures will be comparable to fiscal 1998.

At May 2, 1998, the Company had long-term debt outstanding of $41.6 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 2, 1998, net assets of the subsidiary totaling approximately $49 million were restricted from distribution. Management believes that cash balances of the parent company, when combined with funds available from its subsidiary, provide sufficient liquidity to allow it to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at May 2, 1998 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See
Note 5 of Notes to Consolidated Financial Statements.

On January 23, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. The Company expects to make such purchases from existing cash balances from time to time through open market purchases, block trades and/or privately negotiated transactions.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisers, Inc. of approximately $4.0 million for fiscal 1998, $3.9 million for fiscal 1997 and $3.5 million for fiscal 1996. Payments under the management agreement did not materially impact the liquidity of the Company. See
Note 6 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

Effective the third quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which establishes standards for computing and presenting earnings per share. See Note 8 of Notes to Consolidated Financial Statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. Management believes that the implementation of SFAS 130 and SFAS 131 will not materially impact its financial reporting.

YEAR 2000 COMPLIANCE

Many computer systems were designed using two digit date fields for purposes of determining the year. This raises the possibility that these systems will recognize a date using "00" as 1900 rather than 2000, which could result in improper processing of time sensitive data or system failure. The Company is in the process of reviewing its computer systems and modifying those that are subject to this problem. The Company is also in the process of surveying its major vendors and customers to determine the status of their Year 2000 compliance programs. Based on information currently available, management believes that the completed and planned modifications of software and equipment will prevent a material disruption of business, and that the costs of the Year 2000 compliance program will not have a material impact on the Company's results of operations or financial position.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 2, 1998 AND MAY  3, 1997
(In thousands, except share amounts)


                                                                             1998          1997
                                                                           ---------     ---------
ASSETS
Current assets:
   Cash and equivalents                                                    $  40,447     $  37,257
   Trade receivables - net of allowances of $715 (1998) and $608 (1997)       35,781        27,344
   Inventories                                                                23,402        23,590
   Deferred income taxes                                                       2,154         1,759
   Prepaid and other                                                           5,557         6,214
                                                                           ---------     ---------
Total current assets                                                         107,341        96,164
Property - net                                                                55,945        55,436
Intangible  assets - net                                                      14,973        15,503
Other assets                                                                   4,068         3,794
                                                                           ---------     ---------
                                                                           $ 182,327     $ 170,897
                                                                           =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                                                        $  37,065     $  28,544
   Accrued liabilities                                                        18,606        17,880
   Income taxes payable                                                          879         1,391
   Current portion of long-term debt                                             393           725
                                                                           ---------     ---------
Total current liabilities                                                     56,943        48,540
Long-term debt                                                                41,600        55,026
Deferred income taxes                                                          8,332         7,245
Other liabilities                                                              5,472         3,383
Commitments and contingencies
Shareholders' equity:
   Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
      shares issued;  no shares outstanding                                      150           150
   Common stock, $.01 par value - Authorized 50,000,000 shares;
      Issued 22,025,212 shares (1998) and 21,990,492 shares (1997);
      Outstanding 18,494,488 shares (1998) and 18,459,768 shares (1997)          220           220
   Additional paid-in capital                                                 15,118        14,943
   Retained earnings                                                          67,973        54,871
   Treasury stock - at cost:
      Preferred stock (150,000 shares)                                        (5,100)       (5,100)
      Common stock (3,530,724 shares)                                         (8,381)       (8,381)
                                                                           ---------     ---------
Total shareholders' equity                                                    69,980        56,703
                                                                           ---------     ---------
                                                                           $ 182,327     $ 170,897
                                                                           =========     =========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997 AND APRIL 27, 1996 (In thousands, except per share and footnote amounts)


                                                          1998          1997          1996
                                                        ---------     ---------     ---------
Net sales                                               $ 400,749     $ 385,427     $ 350,431

Cost of sales                                             275,083       275,453       261,859
                                                        ---------     ---------     ---------
Gross profit                                              125,666       109,974        88,572

Selling, general and administrative expenses              102,195        88,921        70,029

Interest expense                                            4,175         4,951         4,969

Other income - net                                          1,633           871           950
                                                        ---------     ---------     ---------
Income  before income taxes                                20,929        16,973        14,524

Provision for income taxes                                  7,827         6,280         5,520
                                                        ---------     ---------     ---------
Net income                                              $  13,102     $  10,693     $   9,004
                                                        =========     =========     =========

Components of basic earnings per common share (a):
   Income from continuing operations                    $    0.71     $    0.58     $    0.44
   Purchase of preferred shares                                --            --          0.41
                                                        ---------     ---------     ---------
                                                        $    0.71     $    0.58     $    0.85
                                                        =========     =========     =========

Components of diluted earnings per common share (a):
   Income from continuing operations                    $    0.68     $    0.56     $    0.43
   Purchase of preferred shares                                --            --          0.40
                                                        ---------     ---------     ---------
                                                        $    0.68     $    0.56     $    0.83
                                                        =========     =========     =========

(a) Earnings per common share is computed from earnings applicable to common shares which, for fiscal 1996, consists of net income less preferred dividends and $7,600,000 which represents the difference of the carrying value of the Company's preferred stock over its purchase price. See Note 8.

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997, AND APRIL 27, 1996 (In thousands, except share amounts)


                                              1998                         1997                         1996
                                    ------------------------     ------------------------     ------------------------
                                      Shares        Amount         Shares        Amount         Shares        Amount
                                    ----------    ----------     ----------    ----------     ----------    ----------
PREFERRED STOCK
Beginning and end of year              150,000    $      150        150,000    $      150        150,000    $      150
                                    ==========    ----------     ==========    ----------     ==========    ----------

COMMON STOCK
Beginning  of year                  21,990,492           220     12,741,488           127     12,731,088           127
Stock options exercised                 34,720            --         23,800             1         10,400            --
2 for 1 stock split                         --            --      9,225,204            92             --            --
                                    ----------    ----------     ----------    ----------     ----------    ----------
End of year                         22,025,212           220     21,990,492           220     12,741,488           127
                                    ==========    ----------     ==========    ----------     ==========    ----------

ADDITIONAL PAID-IN CAPITAL
Beginning  of year                                    14,943                       14,873                       14,808
Stock options exercised                                  175                          162                           65
2 for 1 stock split                                       --                          (92)                          --
                                                  ----------                   ----------                   ----------
End of year                                           15,118                       14,943                       14,873
                                                  ----------                   ----------                   ----------

RETAINED EARNINGS
Beginning of year                                     54,871                       44,178                       35,962
Net income                                            13,102                       10,693                        9,004
Preferred stock dividends                                 --                           --                         (788)
                                                  ----------                   ----------                   ----------
End of year                                           67,973                       54,871                       44,178
                                                  ----------                   ----------                   ----------

TREASURY STOCK-PREFERRED
Beginning of year                      150,000        (5,100)       150,000        (5,100)            --            --
Preferred shares purchased                  --            --             --            --        150,000        (5,100)
                                    ----------    ----------     ----------    ----------     ----------    ----------
End of year                            150,000        (5,100)       150,000        (5,100)       150,000        (5,100)
                                    ==========    ----------     ==========    ----------     ==========    ----------

TREASURY STOCK-COMMON
Beginning of year                    3,530,724        (8,381)     3,430,724        (7,176)     3,430,724        (7,176)
Purchase of common stock                    --            --        100,000        (1,205)            --            --
                                    ----------    ----------     ----------    ----------     ----------    ----------
End of year                          3,530,724        (8,381)     3,530,724        (8,381)     3,430,724        (7,176)
                                    ==========    ----------     ==========    ----------     ==========    ----------

TOTAL SHAREHOLDERS' EQUITY                        $   69,980                   $   56,703                   $   47,052
                                                  ==========                   ==========                   ==========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997, AND APRIL 27, 1996 (In thousands)


                                                         1998         1997         1996
                                                       --------     --------     --------
OPERATING ACTIVITIES:
Net income                                             $ 13,102     $ 10,693     $  9,004
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                        9,254        7,784        7,148
     Deferred income tax provision                          692        2,991        1,000
     Loss on sale of property                                69          120           27
     Changes in:
       Trade receivables                                 (8,437)       7,144       (1,318)
       Inventories                                          188        1,369          763
       Prepaid and other assets                          (3,201)      (1,531)        (666)
       Accounts payable                                   8,521       (9,633)       2,252
       Other liabilities, net                             3,795       (2,335)      (3,641)
                                                       --------     --------     --------
Net cash provided by operating activities                23,983       16,602       14,569
                                                       --------     --------     --------

INVESTING ACTIVITIES:
Property additions                                       (7,312)      (6,285)      (5,119)
Proceeds from sale of property                              216          461           27
Acquisitions, net of cash acquired                           --          145      (11,378)
                                                       --------     --------     --------
Net cash used in investing activities                    (7,096)      (5,679)     (16,470)
                                                       --------     --------     --------

FINANCING ACTIVITIES:
Debt borrowings                                           8,300       33,200       29,784
Debt repayments                                         (22,058)     (40,946)     (19,217)
Preferred stock dividends paid                               --           --       (1,838)
Purchase of preferred stock                                  --           --       (5,100)
Purchase of common stock                                     --       (1,205)          --
Proceeds from stock options exercised                        61           54           16
                                                       --------     --------     --------
Net cash provided by (used in) financing activities     (13,697)      (8,897)       3,645
                                                       --------     --------     --------
NET INCREASE IN CASH AND EQUIVALENTS                      3,190        2,026        1,744

CASH AND EQUIVALENTS - BEGINNING OF YEAR                 37,257       35,231       33,487
                                                       --------     --------     --------
CASH AND EQUIVALENTS - END OF YEAR                     $ 40,447     $ 37,257     $ 35,231
                                                       ========     ========     ========
OTHER CASH FLOW INFORMATION:
Interest paid                                          $  5,067     $  5,069     $  5,085
Income taxes paid                                         6,204        4,227        4,863

Non-cash investing activities are described in Note 2.

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that market, manufacture and distribute a full line of beverage products: Shasta(R), Faygo(R) and Big Shot(R) multi-flavored and cola soft drinks; Everfresh(R) juice and juice-enriched products; LaCROIX(R) and Mt. Shasta(TM) spring and carbonated water products; ClearFruit (R), Spree(R) and nuAnce(R) flavored carbonated and non-carbonated beverages; and specialty items, Creepy Coolers(TM) and St. Nick's(TM). Substantially all of the Company's brands are produced in its fourteen manufacturing facilities, which are strategically located throughout the continental United States. The Company also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The consolidated financial statements include National Beverage Corp. and its wholly-owned subsidiaries. All material intercompany balances have been eliminated. The fiscal year of the Company ends the Saturday closest to April 30th. The year ended May 2, 1998 ("fiscal 1998") and the year ended April 27, 1996 ("fiscal 1996") consisted of 52 weeks, while the year ended May 3, 1997 ("fiscal 1997") consisted of 53 weeks. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses. At May 2, 1998, one customer represented approximately 13% of trade receivables and another customer represented approximately 12% of trade receivables. At May 3, 1997, one customer represented approximately 14% of trade receivables and another customer represented approximately 10% of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 1998 or 1997. For fiscal 1996, one customer accounted for approximately 14% of the Company's net sales and another customer accounted for approximately 12% of the Company's net sales.

The Company incurs certain costs related to long-term contractual relationships with national and large regional retailers to manufacture and jointly market Company and allied branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the Company's policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with periods of one year or less are included in other current assets and all other amounts are included in other assets. Advertising costs are expensed as incurred.

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 2, 1998 are comprised of finished goods of $11,868,000 and raw materials of $11,534,000. Inventories at May 3, 1997 are comprised of finished goods of $12,189,000 and raw materials of $11,401,000.

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

Intangible assets consist of goodwill, trademarks, formulas and customer lists at costs assigned at the date of acquisition and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 40 years. Intangible assets at May 2, 1998 and May 3, 1997 consisted of the following:

                                                          (In thousands)
                                                       1998              1997
                                                     --------          --------
Goodwill                                             $ 15,309          $ 15,309
Other                                                   4,880             4,880
                                                     --------          --------
Total                                                  20,189            20,189
Less accumulated amortization                          (5,216)           (4,686)
                                                     --------          --------
Net                                                  $ 14,973          $ 15,503
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

The Company maintains self-insured and deductible programs for certain casualty, medical and workers' compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance.

2. ACQUISITIONS

In March 1996, the Company acquired certain of the United States assets of Everfresh Beverages, Inc., a manufacturer of juice products. The acquisition of these assets, which include a beverage manufacturing facility, the Everfresh, Sundance and Rich n' Ready trademarks, receivables and inventory, has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon fair values at the date of acquisition. In October 1996, the Company concluded the acquisition of substantially all of the assets of Winterbrook Corporation, which had as its principal product the LaCROIX sparkling and still water product line. The operating results of Everfresh and Winterbrook have been included in the consolidated statements of income from the dates of acquisition.

Net cash expended for acquired assets and indebtedness in fiscal year 1996 was $11.4 million, comprised of assets purchased of $14.4 million (including goodwill and other intangibles of $3.7 million) less liabilities assumed of $3.0 million.

3. PROPERTY

Property at May 2, 1998 and May 3, 1997 consisted of the following:

                                                          (In thousands)
                                                      1998              1997
                                                    ---------         ---------
Land                                                $   8,897         $   8,897
Buildings and improvements                             31,520            31,213
Machinery and equipment                                77,888            71,972
                                                    ---------         ---------
Total                                                 118,305           112,082
Less accumulated depreciation                         (62,360)          (56,646)
                                                    ---------         ---------
Property - net                                      $  55,945         $  55,436
                                                    =========         =========

Depreciation expense was $6,518,000 for fiscal 1998, $6,266,000 for fiscal 1997 and $6,437,000 for fiscal 1996.

4. ACCRUED LIABILITIES

Accrued liabilities at May 2, 1998 and May 3, 1997 consisted of the following:

                                                            (In thousands)
                                                        1998              1997
                                                       -------           -------
Accrued promotions                                     $ 6,312           $ 3,981
Accrued compensation                                     4,232             3,648
Other accrued liabilities                                8,062            10,251
                                                       -------           -------
                                                       $18,606           $17,880
                                                       =======           =======

5. DEBT

Debt at May 2, 1998 and May 3, 1997 consisted of the following:

                                                            (In thousands)
                                                        1998             1997
                                                      --------         --------
Senior Notes (see below)                              $ 25,000         $ 33,333
Credit Facilities (see below)                               --           13,000
Term Loan Facility (see below)                          16,600            8,300
Other (including capital leases)                           393            1,118
                                                      --------         --------
Total                                                   41,993           55,751
Less current portion                                      (393)            (725)
                                                      --------         --------
Long-term portion                                     $ 41,600         $ 55,026
                                                      ========         ========

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has two unsecured revolving credit facilities aggregating $35 million (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire May 31, 1999 and August 31, 1999, and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from May 1999 through November 1999, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 2, 1998, net assets of the subsidiary totaling approximately $49 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

The long-term portion of debt at May 2, 1998, matures as follows:

                                                                  (In thousands)
Fiscal 2000                                                          $33,267
Fiscal 2001                                                            8,333
                                                                     -------
Total                                                                $41,600
                                                                     =======

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments or quoted market prices, when applicable. At May 2, 1998 and May 3, 1997, the difference between the estimated fair value and the carrying value of debt instruments was not material.

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

The Company accrued preferred stock dividends of $788,000 in fiscal 1996. Preferred stock dividends paid in fiscal year 1996 include $1,050,000 of dividends accrued in fiscal 1995. In February 1996, the Company purchased all of its outstanding preferred stock for $5,100,000, which has been classified as held in treasury. See Note 8.

In June 1996, the Company purchased 100,000 shares of common stock on the open market. Such shares are classified as held in treasury.

The Company is a party to a management agreement with Corporate Management Advisers, Inc. ("CMA"), a corporation owned by the Company's Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company and its subsidiaries with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company's Board of Directors. The Company incurred a fee to CMA of $4,007,000, $3,854,000, and $3,504,000 for fiscal 1998, 1997 and 1996, respectively. No incentive compensation has been incurred or approved under the management agreement since its inception. The management agreement, pursuant to its terms, currently expires on December 31, 2000. Included in accounts payable in the accompanying consolidated balance sheets at May 2, 1998 and May 3, 1997 were amounts due CMA of $1,058,000 and $1,001,000, respectively.

7. INCOME TAXES

The provision for income taxes (principally federal) consisted of the following:

                                                     (In thousands)
                                         1998             1997             1996
                                        ------           ------           ------
Current                                 $7,135           $3,289           $4,520
Deferred                                   692            2,991            1,000
                                        ------           ------           ------
Total                                   $7,827           $6,280           $5,520
                                        ======           ======           ======

The statutory federal income tax rate is reconciled to the Company's effective tax rates as follows:

                                                 1998        1997         1996
                                                 ----        ----         ----
Statutory federal income tax rate                35.0%       35.0%        35.0%
State income taxes                                1.7         1.7          2.2
Goodwill and other permanent differences           .7          .9           .9
Other, net                                         --         (.6)         (.1)
                                                 ----        ----         ----
Effective income tax rate                        37.4%       37.0%        38.0%
                                                 ====        ====         ====

The Company provides deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. The Company's deferred tax assets and liabilities as of May 2, 1998 and May 3, 1997 consisted of the following:

                                                           (In thousands)
                                                       1998              1997
                                                      -------           -------
Deferred tax assets:
    Accrued expenses                                  $ 2,812           $ 3,699
    Property and intangibles                              382               588
    Capital loss carryforward                             826               826
    Valuation allowance                                  (826)             (826)
                                                      -------           -------
    Total deferred tax assets                           3,194             4,287
Deferred tax liabilities:
    Property and intangibles                            9,372             9,773
                                                      -------           -------
Net deferred tax liabilities                          $ 6,178           $ 5,486
                                                      =======           =======

Capital loss carryforwards, including accrued expenses, total $2,359,000 for both fiscal 1998 and 1997, and expire at various dates, the earliest of which is April 1999. A valuation allowance has been recorded to offset the deferred tax assets resulting from capital losses since management deems it is more likely than not that the related deferred tax assets will not be realized.

8. EARNINGS PER COMMON SHARE

Earnings per common share is calculated pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128") which was adopted effective for the fiscal period ended January 31, 1998. Earnings per common share for prior periods have been restated to give effect to the application of SFAS 128, which had no material effect.

For fiscal 1996, earnings applicable to common shares is comprised of net income less preferred dividends and a non-recurring, non-cash component of $7.6 million arising from the Company's purchase of all of its outstanding preferred stock. This amount represents the difference of the carrying value of the preferred stock over its purchase price. The accounting treatment of the realized discount on the preferred stock purchase is based upon the SEC staff's interpretation of generally accepted accounting principles relating to such transactions.

The following table provides a breakdown of the components of earnings applicable to common shares, weighted average shares and dilutive stock options outstanding, and earnings per common share for each of the fiscal years ended May 2, 1998, May 3, 1997 and April 27, 1996:

                                           (In thousands, except per share amounts)
                                                 1998        1997        1996
                                               --------    --------    --------
Income from continuing operations              $ 13,102    $ 10,693    $  9,004
Less preferred dividends                             --          --        (788)
                                               --------    --------    --------
                                                 13,102      10,693       8,216
Difference of carrying value of preferred
  shares over cost of shares purchased               --          --       7,600
                                               --------    --------    --------
Earnings applicable to common shares           $ 13,102    $ 10,693    $ 15,816
                                               ========    ========    ========

Weighted average shares outstanding              18,477      18,317      18,606
Dilutive stock options                              846         792         410
                                               --------    --------    --------
Weighted average shares outstanding and
  dilutive potential stock                       19,323      19,109      19,016
                                               ========    ========    ========

Components of basic earnings per share:
    Income from continuing operations          $    .71    $    .58    $    .44
    Purchase of preferred shares                     --          --         .41
                                               --------    --------    --------
                                               $    .71    $    .58    $    .85
                                               ========    ========    ========

Components of diluted earnings per share:
    Income from continuing operations          $    .68    $    .56    $    .43
    Purchase of preferred shares                     --          --         .40
                                               --------    --------    --------
                                               $    .68    $    .56    $    .83
                                               ========    ========    ========

9. LEASES

Future minimum rental commitments for non-cancelable operating leases at May 2, 1998 are as follows:

                                                                  (In thousands)
Fiscal 1999                                                          $ 3,464
Fiscal 2000                                                            2,521
Fiscal 2001                                                            2,137
Fiscal 2002                                                            1,923
Fiscal 2003                                                            1,849
                                                                     -------
Total minimum lease payments                                         $11,894
                                                                     =======

Rental expense was $5,775,000 for fiscal 1998, $3,907,000 for fiscal 1997 and $3,132,000 for fiscal 1996.

10. INCENTIVE AND RETIREMENT PLANS

Long-term incentive compensation for executives is administered through the Company's 1991 Omnibus Incentive Plan (the "Omnibus Plan"), which provides for compensatory awards consisting of (i) stock options or stock awards for up to 1,400,000 shares of common stock of the Company, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 1,400,000 shares of common stock of the Company and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of the Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in the Company. The number of shares or options which may be issued under stock based awards to an individual is limited to 700,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.

Pursuant to a Special Stock Option plan, the Company has authorized the issuance of options to purchase up to an aggregate of 240,000 shares of common stock. Options may be granted for such consideration as determined by the Board or a Committee of the Board. The Company also authorized the issuance of options to purchase up to 40,000 shares of common stock to be issued at the direction and discretion of the Chairman of the Board.

In March 1997, the Company's Board of Directors adopted the Key Employee Equity Partnership Program ("KEEP"), which provides for the granting of stock options to purchase up to 50,000 shares of common stock to key employees, consultants, and officers of the Company. Participants who purchase shares of the Company's stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP program are automatically forfeited in the event of the sale of shares originally acquired by the participant. The options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduces to the par value of the Company's stock at the end of the six-year vesting period. The difference between the exercise price and the fair market value of the stock on date of grant is amortized over the vesting period.

The Company's 1991 Stock Purchase Plan (the "Stock Purchase Plan") adopted on January 20, 1991 provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (1) have been employed by the Company for at least two years, (2) are not part-time employees of the Company and (3) are not owners of five percent (5%) or more of the common stock of the Company. As of May 2, 1998, no shares have been issued under the Stock Purchase Plan.

The following is a summary of stock option activity:

                                                      1998
                                            -------------------------
                                                            Weighted
                                                             Average
                                                            Exercise         1997           1996
                                              Shares          Price         Shares         Shares
                                            ----------     ----------     ----------     ----------
Options outstanding, beginning of year       1,120,360          $2.38        965,900        883,200
Options granted                                 53,766           7.52        192,700        174,100
Options exercised                              (34,720)          1.75        (38,240)       (20,800)
Options canceled                               (31,320)            --             --        (70,600)
                                            ----------                    ----------     ----------
Options outstanding, end of year             1,108,086           2.51      1,120,360        965,900
                                            ==========                    ==========     ==========
Options exercisable, end of year               659,332                       479,340        361,600
Options available for grant, end of year       522,154                       449,600        642,300

The following is a summary of stock options outstanding at May 2, 1998:

                         Options Outstanding               Options Exercisable
                -------------------------------------    -----------------------
                 Weighted
                  Average                    Weighted                   Weighted
                 Remaining                    Average                    Average
   Range of     Contractual                  Exercise                   Exercise
Exercise Price     Life         Shares         Price        Shares        Price
--------------     ----         ------         -----        ------        -----
     $.13         4 years        88,000        $  .13        88,000      $  .13
  $.38-$.63       4 years        85,600           .50        85,600         .50
    $1.25         4 years        62,400          1.25        62,400        1.25
 $1.97-$2.56      6 years       651,620          2.17       381,592        2.16
    $4.75         8 years        10,000          4.75         2,000        4.75
    $5.00         8 years       168,700          5.00        33,740        5.00
 $5.85-$6.43      9 years        21,766          6.04            --          --
$10.00-$11.50     5 years        20,000         10.75         6,000       10.00
                             ----------                  ----------
                              1,108,086          2.51       659,332        1.81
                             ==========                  ==========

The option price range for all options outstanding at the end of the fiscal year was $.13 to $11.50 for 1998, $.13 to $5.00 for 1997 and $.13 to $2.56 for 1996.
The option price range for options exercised during the fiscal year was $.63 to $5.00 for 1998, $.63 to $2.38 for 1997 and $.63 to $2.10 for 1996. The weighted average fair value of options granted during the fiscal year was $5.70 for 1998, $3.61 for 1997 and $1.71 for 1996.

Pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 50% for 1998 and 53% for 1997 and 1996, risk free interest rates of approximately 6% for 1998 and 1997 and 7% for 1996; and no dividend payments. Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share for fiscal 1998, 1997 and 1996 would have been reduced on a pro forma basis by approximately $100,000 and $.01 per share for each year.

The above pro forma effect on net income and earnings per share is not necessarily indicative of the pro forma effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. In addition, the Company anticipates granting additional options in future years.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1,349,000 for fiscal 1998, $1,273,000 for fiscal 1997, and $1,173,000 for fiscal 1996.

11. COMMITMENTS AND CONTINGENCIES

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a shareholder of Burnup & Sims Inc. ("BSI"), now MasTec, Inc., in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors of BSI and against BSI. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors of BSI, and the Company, as its largest shareholder, breached their respective fiduciary duties in approving (i) the dividend by BSI of its shares of the Company common stock (the "Distribution") and (ii) the exchange of certain shares of BSI's common stock held by the Company for certain indebtedness of the Company held by BSI (the "Exchange"; the Distribution and the Exchange are hereafter referred to as the "1991 Transaction"), in allegedly placing the interests of the Company ahead of the interests of other shareholders of BSI. The derivative action claims allege, among other things, that the Board of Directors of BSI breached their fiduciary duties by approving executive officer compensation arrangements, by financing the Company's operations on a current basis, and by permitting the interests of BSI to be subordinated to those of the Company. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover unspecified damages. The defendants, including the Company, have moved to dismiss the actions for failure to make a demand and state a claim upon which relief can be granted. The motion is still pending.

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (The "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and the Company, as BSI's largest stockholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of the Company at the expense of BSI's stockholders. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions, and on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

There has been no further discovery or other court proceedings since May 1995.

Management believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

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

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      (In thousands, except per share amounts)
                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    --------    --------    --------    --------
1998
----
Net sales                           $116,202    $100,044    $ 78,673    $105,830
Gross profit                          38,288      30,919      23,353      33,106
Net income                             5,970       3,259         929       2,944
Earnings per common share:
    Basic                           $    .32    $    .18    $    .05    $    .16
    Diluted                              .31         .17         .05         .15

1997
----
Net sales                           $110,204    $ 94,968    $ 75,113    $105,142
Gross profit                          32,293      27,404      21,881      28,396
Net income                             5,050       2,627         628       2,388
Earnings per common share:
    Basic                           $    .28    $    .14    $    .03    $    .13
    Diluted                              .27         .14         .03         .12

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of National Beverage Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 35 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at May 2, 1998 and May 3, 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Miami, Florida
July 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 31, 1998 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 2, 1998.

    Name                      Age    Position with Company
    ----                      ---    ---------------------

    Nick A. Caporella (1)     62     Chairman of the Board, Chief Executive
                                     Officer, President and Chief Financial
                                     Officer

    Joseph G. Caporella (2)   38     Executive Vice President and Secretary

    George R. Bracken (3)     53     Vice President and Treasurer

    Dean A. McCoy (4)         41     Vice President - Controller

    Robert C. Spindler (5)    48     Vice President-Chief Administrative Officer

(1) Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director since the Company's inception in 1985. Mr. Caporella also serves as Chairman of the Nominating Committee. Prior to March 11, 1994, Mr. Caporella served as President and Chief Executive Officer (since 1976) and Chairman of the Board (since 1989) of Burnup & Sims Inc. Since January 1, 1992, Mr. Caporella's services have been provided to the Company by Corporate Management Advisers, Inc., a company which he owns.

(2) Mr. Joseph G. Caporella has served as Executive Vice President and Secretary since January 1991 and Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3) Mr. George R. Bracken was named Vice President and Treasurer in October 1996. Prior to that date, Mr. Bracken served as Vice President & Treasurer of Burnup & Sims Inc. Since March 1994, Mr. Bracken's services have been provided to the Company by Corporate Management Advisers, Inc.

(4) Mr. Dean A. McCoy was named Vice President - Controller in July 1993 and, prior to that date, served as Controller since joining the Company in December 1991.

(5) Mr. Robert C. Spindler was named Vice President - Chief Administrative Officer in July 1997. Prior to joining the Company, Mr. Spindler was Vice President and Chief Financial Officer for Renaissance Cruises, Inc. from May 1994 to August 1995, and Executive Vice President and Chief Financial Officer of Brothers Gourmet Coffees, Inc. from February 1993 to March 1994.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

National Beverage Corp. 1998 Proxy Statement, which will be filed on or before August 31, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Beverage Corp. 1998 Proxy Statement, which will be filed on or before August 31, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 1998 Proxy Statement, which will be filed on or before August 31, 1998, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

                                                                            PAGE
       The following consolidated financial statements of
       National Beverage Corp. and subsidiaries are included herein:
         Consolidated Balance Sheets                                         16
         Consolidated Statements of Income                                   17
         Consolidated Statements of Shareholders' Equity                     18
         Consolidated Statements of Cash Flows                               19
         Notes to Consolidated Financial Statements                          20
         Report of Independent Accountants                                   32

    2. FINANCIAL STATEMENT SCHEDULES
       The following are included herein:
       Schedule I - Condensed Financial Information of Registrant            40
       Schedule II - Valuation and Qualifying Accounts                       44

       Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

    3. EXHIBITS
       See Index to Exhibits which follows.

(B)    REPORTS ON FORM 8-K
       No reports on Form 8-K were filed for the quarter ended May 2, 1998.

EXHIBIT INDEX

  Exhibit No.     Description
  -----------     -----------

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

     10.11 Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (8)

     10.12 Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (9)

     10.13 Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (8)

     10.14 Letter Modification to Term Loan Credit Agreement dated April 24, 1996, between NewBevCo and lender therein (8)

     10.15 Term Note, dated February 18, 1997, between NewBevCo and lender therein (11)

     10.16 First Amendment to Term Loan Credit Agreement, dated February 18, 1997, between NewBevCo and lender therein (11)

     10.17        Asset Purchase Agreement of Everfresh Beverages, Inc. (8)

     10.18 Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (8)

     10.19        Special Stock Option Plan (10)

     10.20 Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (11)

     10.21        Key Employee Equity Partnership Program (11)

     21.1         Subsidiaries of Registrant (12)

     23.1         Consent of Independent Accountants (12)

     27.0         Financial Data Schedule (for SEC use only) (12)

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

(9) Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(10) Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(11) Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(12) Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.
(Registrant)


/s/ Dean A. McCoy                                 Date: July 31, 1998
------------------------------
Dean A. McCoy
Vice President - Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nick A. Caporella                             Date: July 31, 1998
------------------------------
Nick A. Caporella
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)


/s/ Joseph G. Caporella                           Date: July 31, 1998
------------------------------
Joseph G. Caporella
Executive Vice President and Secretary


/s/ Samuel C. Hathorn, Jr.                        Date: July 31, 1998
------------------------------
Samuel C. Hathorn, Jr.
Director


/s/ S. Lee Kling                                  Date: July 31, 1998
------------------------------
S. Lee Kling
Director


/s/ Joseph P. Klock, Jr.                          Date: July 31, 1998
------------------------------
Joseph P. Klock, Jr.
Director

SCHEDULE I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF MAY 2, 1998 AND MAY 3, 1997
(In thousands, except share amounts)


                                                                                         1998           1997
                                                                                       --------        --------
ASSETS
Current assets:
  Cash and equivalents                                                                 $    194        $    219
  Deferred income taxes                                                                   2,154           3,150
                                                                                       --------        --------
  Total current assets                                                                    2,348           3,369
Investment in subsidiaries - net                                                         78,323          64,197
                                                                                       --------        --------
                                                                                       $ 80,671        $ 67,566
                                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                             $  1,480        $  2,227
  Income taxes payable                                                                      879           1,391
                                                                                       --------        --------
  Total current liabilities                                                               2,359           3,618
Deferred income taxes                                                                     8,332           7,245
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
    shares issued;  no shares outstanding                                                   150             150
  Common stock, $.01 par value - Authorized: 50,000,000 shares;
    Issued: 22,025,212 shares (1998) and 21,990,492 shares (1997);
    Outstanding: 18,494,488 shares (1998) and 18,459,768 shares (1997)                      220             220
  Additional paid-in capital                                                             15,118          14,943
  Retained earnings                                                                      67,973          54,871
  Treasury stock-at cost:
    Preferred stock (150,000 shares)                                                     (5,100)         (5,100)
    Common stock (3,530,724 shares)                                                      (8,381)         (8,381)
                                                                                       --------        --------
  Total shareholders' equity                                                             69,980          56,703
                                                                                       --------        --------
                                                                                       $ 80,671        $ 67,566
                                                                                       ========        ========



See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997, AND APRIL 27, 1996 (In thousands, except per share and footnote amounts)


                                                                1998                1997              1996
                                                              ------------       ------------       ----------

Equity in pre-tax earnings of consolidated subsidiaries       $     20,929       $     16,973       $   14,581

Interest expense, net                                                 --                 --                 57
                                                              ------------       ------------       ----------

Income before income taxes                                          20,929             16,973           14,524

Provision for income taxes                                           7,827              6,280            5,520
                                                              ------------       ------------       ----------

Net income                                                    $     13,102       $     10,693       $    9,004
                                                              ============       ============       ==========

Components of basic earnings per common share (a):
  Income from continuing operations                           $       0.71       $       0.58       $     0.44
  Purchase of preferred shares                                        --                 --               0.41
                                                              ============       ============       ==========
                                                              $       0.71       $       0.58       $     0.85
                                                              ============       ============       ==========
Components of diluted earnings per common share (a):
  Income from continuing operations                           $       0.68       $       0.56       $     0.43
  Purchase of preferred shares                                        --                 --               0.40
                                                              ============       ============       ==========
                                                              $       0.68       $       0.56       $     0.83
                                                              ============       ============       ==========


(a) Earnings per common share is computed from earnings applicable to common shares which, for fiscal 1996, consists of net income less preferred dividends and $7,600,000 which represents the difference of the carrying value of the Company's preferred stock over its purchase price. See Note 8 of Notes to Consolidated Financial Statements.


See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997, AND APRIL 27, 1996 (In thousands)



                                                                 1998            1997            1996
                                                               --------        --------        --------
OPERATING ACTIVITIES:
Net income                                                     $ 13,102        $ 10,693        $  9,004
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Deferred income tax provision                                  692           2,991           1,000
     Undistributed equity in net income of
         consolidated subsidiaries                              (13,102)        (10,693)         (9,041)
     Changes in accounts payable and accrued liabilities           (747)             98            (300)
                                                               --------        --------        --------
Net cash provided by (used in) operating activities                 (55)          3,089             663
                                                               --------        --------        --------

FINANCING ACTIVITIES:
Advances from (to) subsidiaries                                     (31)         (2,339)          7,278
Debt repayments                                                    --              --              (703)
Purchase of common stock                                           --            (1,205)           --
Preferred stock dividends paid                                     --              --            (1,838)
Purchase of preferred stock                                        --              --            (5,100)
Proceeds from stock options exercised                                61              54              16
                                                               --------        --------        --------
Net cash provided by (used in) financing activities                  30          (3,490)           (347)
                                                               --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (25)           (401)            316

CASH AND EQUIVALENTS - BEGINNING OF YEAR                            219             620             304
                                                               --------        --------        --------

CASH AND EQUIVALENTS - END OF YEAR                             $    194        $    219        $    620
                                                               ========        ========        ========


See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying parent company financial statements of National Beverage Corp. ("NBC") should be read in conjunction with the consolidated financial statements of NBC and its consolidated subsidiaries.

1.    BASIS OF PRESENTATION
      NBC is a holding company for various wholly-owned subsidiaries which are engaged in the manufacture and distribution of soft drinks and other beverages. NBC investments in its wholly-owned subsidiaries are reported in these parent company financial statements using the equity method of accounting.

2.    LONG-TERM DEBT
      No long-term debt was outstanding at May 2, 1998 or at May 3, 1997.

      A subsidiary of NBC has unsecured senior notes and bank credit facilities outstanding. See Note 5 of Notes to Consolidated Financial Statements. Certain of these debt agreements contain restrictions which, among other things, limit the subsidiary from paying cash dividends to the parent. As of May 2, 1998, net assets of the subsidiary totaling approximately $49 million were restricted from distribution.

3.    CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
      See Note 6 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

4.    COMMITMENTS AND CONTINGENCIES
      See Note 11 of Notes to Consolidated Financial Statements for information related to legal proceedings.

SCHEDULE II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MAY 2, 1998, MAY 3, 1997, AND APRIL 27, 1996 (In thousands)



                                                              Additions         Deductions
                                           Balance at          Charged              Net              Balance
                                            Beginning        (Credited)         (Charge-Offs)        at End
             Description                    of Period        to Expenses         Recoveries        of Period
--------------------------------------    --------------    --------------     ----------------    -------------

YEAR ENDED MAY 2, 1998:
Allowance for doubtful
accounts receivable                                $608              $179                $(72)             $715
                                          ==============    ==============     ================    =============

YEAR ENDED MAY 3, 1997:
Allowance for doubtful
accounts receivable                                $694               $51               $(137)             $608
                                          ==============    ==============     ================    =============

YEAR ENDED APRIL 27, 1996:
Allowance for doubtful
accounts receivable                                $708             $(31)                  $17             $694
                                          ==============    ==============     ================    =============