Form 10-Q
period 1998-08-01
NATIONAL BEVERAGE CORP
filed 1998-09-15
CIK 69891

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-14170

                             NATIONAL BEVERAGE CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            59-2605822
-------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

ONE NORTH UNIVERSITY DRIVE, FT. LAUDERDALE, FL                   33324
----------------------------------------------                 ----------
  (Address of principal executive offices)                     (Zip Code)

                                 (954) 581-0922
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    [X]   No    [  ]

The number of shares of Registrant's common stock outstanding as of September 8, 1998 was 18,478,888.

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                      INDEX



                         PART I - FINANCIAL INFORMATION


                                                                                    PAGE
                                                                                    ----

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of August 1, 1998 and May 2, 1998 .....................................       3

    Condensed Consolidated Statements of Income for the three months ended
    August 1, 1998 and August 2, 1997 ........................................       4

    Condensed Consolidated Statements of Cash Flows for the three months ended
    August 1, 1998 and August 2, 1997 ........................................       5

    Notes to Condensed Consolidated Financial Statements .....................       6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................       9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ....................................................      13

Item 6. Exhibits and Reports on Form 8-K .....................................      13



NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 1, 1998 AND MAY  2, 1998
(In thousands, except share amounts)

--------------------------------------------------------------------------------


                                                                                                (Unaudited)
                                                                                         August 1,        May 2,
                                                                                           1998            1998
                                                                                        ---------       ---------
ASSETS
Current assets:
    Cash and equivalents                                                                $  31,298       $  40,447
    Trade receivables - net of allowances of $813 (August 1, 1998)
       and $715 (May 2, 1998)                                                              37,545          35,781
    Inventories                                                                            24,624          23,402
    Deferred income taxes                                                                   1,871           2,154
    Prepaid and other                                                                       5,589           5,557
                                                                                        ---------       ---------
Total current assets                                                                      100,927         107,341
Property - net                                                                             55,385          55,945
Intangible  assets - net                                                                   14,840          14,973
Other assets                                                                                5,003           4,068
                                                                                        ---------       ---------
                                                                                        $ 176,155       $ 182,327
                                                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $  24,173       $  37,065
    Accrued liabilities                                                                    18,161          18,606
    Income taxes payable                                                                    2,124             879
    Current portion of long-term debt                                                         347             393
                                                                                        ---------       ---------
Total current liabilities                                                                  44,805          56,943
Long-term debt                                                                             41,600          41,600
Deferred income taxes                                                                       8,078           8,332
Other liabilities                                                                           5,324           5,472
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued; no shares outstanding                                                   150             150
    Common stock, $.01 par value - Authorized 50,000,000 shares;  Issued
       22,028,812 shares (August 1, 1998) and 22,025,212 shares (May 2, 1998)                 220             220
   Additional paid-in capital                                                              15,141          15,118
   Retained earnings                                                                       74,318          67,973
   Treasury stock - at cost:
       Preferred stock (150,000 shares)                                                    (5,100)         (5,100)
       Common stock (3,530,724 shares)                                                     (8,381)         (8,381)
                                                                                        ---------       ---------
Total shareholders' equity                                                                 76,348          69,980
                                                                                        ---------       ---------
                                                                                        $ 176,155       $ 182,327
                                                                                        =========       =========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE  THREE MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
(In thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                              (Unaudited)
                                                          Three Months Ended
                                                           1998         1997
                                                        --------      --------
Net sales                                               $121,906      $116,202

Cost of sales                                             79,966        77,914
                                                        --------      --------

Gross profit                                              41,940        38,288

Selling, general and administrative expenses              31,251        28,017

Interest expense                                             924         1,118

Other income - net                                           371           383
                                                        --------      --------

Income before income taxes                                10,136         9,536

Provision for income taxes                                 3,791         3,566
                                                        --------      --------

Net income                                              $  6,345      $  5,970
                                                        ========      ========


Earnings per common share -
   Basic                                                $   0.34      $   0.32
                                                        ========      ========
   Diluted                                              $   0.33      $   0.31
                                                        ========      ========


Outstanding and dilutive shares -
   Average shares outstanding                             18,497        18,462
   Dilutive stock options                                    846           877
                                                        --------      --------
                                                          19,343        19,339
                                                        ========      ========




See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
(In thousands)

--------------------------------------------------------------------------------


                                                                (Unaudited)
                                                            1998           1997
                                                          --------       --------
Operating Activities:
Net income                                                $  6,345       $  5,970
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                         2,347          2,242
       Deferred income tax provision                            29             37
       Loss on sale of property                                  4             11
       Changes in:
          Trade receivables                                 (1,764)       (13,456)
          Inventories                                       (1,222)         1,721
          Prepaid and other assets                          (1,611)          (639)
          Accounts payable                                 (12,892)        (3,343)
          Other liabilities, net                               660          7,075
                                                          --------       --------
Net cash used in operating activities                       (8,104)          (382)
                                                          --------       --------

Investing Activities:
Property additions                                          (1,005)        (1,950)
Other, net                                                      --             48
                                                          --------       --------
Net cash used in investing activities                       (1,005)        (1,902)
                                                          --------       --------

Financing Activities:
Debt borrowings                                                 --          8,300
Debt repayments                                                (46)       (13,246)
Proceeds from stock options exercised                            6             10
                                                          --------       --------
Net cash used in financing activities                          (40)        (4,936)
                                                          --------       --------

Net Decrease in Cash and Equivalents                        (9,149)        (7,220)

Cash and Equivalents - Beginning of Year                    40,447         37,257
                                                          --------       --------

Cash and Equivalents - End of Period                      $ 31,298       $ 30,037
                                                          ========       ========

Other Cash Flow Information:
Interest paid                                             $    312       $  2,082
Income taxes paid                                            2,511             59





See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 1, 1998
(UNAUDITED)

-----------------------------------------------------------------------------

1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended May 2, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 1, 1998 are comprised of finished goods of $12,630,000 and raw materials of $11,994,000. Inventories at May 2, 1998 are comprised of finished goods of $11,868,000 and raw materials of $11,534,000.

3.  PROPERTY
Property consists of the following:
                                              (In thousands)
                                     August 1, 1998    May 2, 1998
                                     --------------    ------------

Land                                    $   8,897       $   8,897
Buildings and improvements                 31,520          31,520
Machinery and equipment                    78,887          77,888
                                        ---------       ---------
Total                                     119,304         118,305
Less accumulated depreciation             (63,919)        (62,360)
                                        ---------       ---------
Property - net                          $  55,385       $  55,945
                                        =========       =========

Depreciation expense was $1,561,000 and $1,611,000 for the three month periods ended August 1, 1998 and August 2, 1997, respectively.

4.  DEBT
Debt consists of the following:

                                            (In thousands)
                                   August 1, 1998   May 2, 1998
                                   --------------   -----------

Senior Notes (see below)              $ 25,000       $ 25,000
Term Loan Facility (see below)          16,600         16,600
Other (including capital leases)           347            393
                                      --------       --------
Total                                   41,947         41,993
Less current portion                      (347)          (393)
                                      --------       --------
Long-term portion                     $ 41,600       $ 41,600
                                      ========       ========

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has two unsecured revolving credit facilities aggregating $35 million (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire May 31, 1999 and August 31, 1999, and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from May 1999 through November 1999, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facility.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At August 1, 1998, net assets of the subsidiary totaling approximately $53 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action No. 13248 (the "1993 Complaint") against the Company, BSI, the members of the Board of Directors of BSI, and certain other defendants (referred to as "Other Defendants"). In December 1993, plaintiff amended the 1993 Complaint (the "1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that the Board of Directors of BSI, and the Company, as BSI's largest shareholder, breached their respective fiduciary duties by approving an agreement dated October 15, 1993, as amended, between BSI and the Other Defendants (the "Acquisition Agreement") and the exchange of 3,153,847 shares of BSI common stock owned by the Company for certain indebtedness owed to BSI by the Company (the "Redemption") which, according to the allegations of the 1993 Complaint, benefits the President and Chief Executive Officer of the Company at the expense of BSI's shareholders. On November 29, 1993, plaintiff filed a motion for an order preliminary and permanently enjoining the transactions under the Acquisition Agreement and the Redemption. On March 7, 1994, the court heard oral arguments with respect to plaintiff's motion to enjoin the transactions and, on March 10, 1994, the court denied plaintiff's request for injunctive relief finding that plaintiff had not established a likelihood of success on the merits and that, in any event, the equities did not favor the imposition of injunctive relief.

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

6.  CAPITAL STOCK
During the three months ended August 1, 1998, options for 3,600 shares were exercised at prices ranging from $2.38 to $5.00 per share. At August 1, 1998, options to purchase 1,114,486 shares at a weighted average exercise price of $2.61 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 522,154 shares of common stock were available for grant.

In August 1998, the Company purchased 20,000 shares of its common stock. Such shares will be classified as treasury stock.

                         PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that market, manufacture and distribute a full line of beverage products: Shasta(R), Faygo(R) and Big Shot(R) multi-flavored and cola soft drinks; Everfresh(R) juice and juice-enriched products; LaCROIX(R) and Mt. Shasta(TM) spring and carbonated water products; ClearFruit(R), Spree(R) and nuAnce(R) flavored carbonated and non-carbonated beverages; and specialty items, Creepy Coolers(TM) and St. Nick's(TM). Substantially all of the Company's brands are produced in its fourteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies ("manufacturing services").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 1, 1998 (FIRST QUARTER OF FISCAL 1999) COMPARED TO THREE MONTHS ENDED AUGUST 2, 1997 (FIRST QUARTER OF FISCAL 1998)
----------------------------------------------------------------------------

Net sales for the quarter ended August 1, 1998 increased approximately $5.7 million, or 5%, over the first quarter of the prior year. This growth was primarily attributable to an increase in average net selling prices of the Company's brands due to favorable changes in distribution channel and product mix, and the effects of Strategic Alliances. As part of the Company's Strategic Alliance program, sales of branded products are supported by expanded in-store advertising and merchandising which had the effect of increasing net selling prices. These increases were partially offset by reduced sales of certain lower-margin products and the effects of competitive pricing.

Gross profit increased to approximately 34% of net sales for the first quarter of fiscal 1999 from 33% of net sales for the first quarter of fiscal 1998. This increase was due to higher selling prices and favorable changes in product mix as noted above. The Company believes that inflationary trends do not have a significant impact on operating results since fluctuations in raw material costs are typically influenced more by commodity market conditions than inflation. Although there can be no assurances as to future predictability, the Company does not expect changes in raw material costs to materially impact the results of operations for the remainder of fiscal 1999.

Selling, general and administrative expenses increased approximately $3.2 million to 26% of net sales for the first quarter of fiscal 1999 from 24% of net sales for the first quarter of fiscal 1998. This increase is primarily due to higher selling, marketing and advertising costs. Shipping costs also increased due to the Company's expansion of its direct-store delivery system in certain markets.

Interest expense declined during the first quarter of fiscal 1999 compared to the prior year due to a reduction in debt. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first quarter of fiscal 1999 and fiscal 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased 6% to $6.3 million, or $.34 per share, for the quarter ended August 1, 1998, from $6.0 million, or $.32 per share, for the quarter ended August 2, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

AUGUST 1, 1998 COMPARED TO MAY 2, 1998
--------------------------------------

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the three months ended August 1, 1998, the Company generated EBITDA of $13.4 million, which represents a 4% increase from EBITDA of $12.9 million for the same period last year. EBITDA for the twelve month period ended August 1, 1998 was $34.9 million, representing a 12% increase over EBITDA of $31.3 million for the prior twelve month period.

For the three months ended August 1, 1998, net cash used in operating activities of $8.1 million was comprised of income of $6.3 million plus non-cash charges of $2.4 million less cash used for seasonal working capital requirements of $16.8 million. Cash of $1.0 million was used for capital expenditures. At August 1, 1998, the Company's ratio of current assets to current liabilities was 2.3 to 1 and the Company had approximately $33.4 million available under its credit agreements.

Management believes that its cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future. The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures requiring cash outlays.

On January 23, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. The Company expects to make such purchases from existing cash balances from time to time through open market purchases, block trades and/or privately negotiated transactions. Subsequent to August 1, 1998, the Company purchased 20,000 shares of its common stock. See Note 6 of Notes to Condensed Consolidated Financial Statements.

At August 1, 1998, the Company had outstanding long-term debt of $41.6 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At August 1, 1998, net assets of the subsidiary totaling approximately $53 million were restricted from distribution. Management believes that cash balances of the parent company, when combined with funds available from its subsidiary, provide sufficient liquidity to allow it to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at August 1, 1998, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

YEAR 2000

Many computer systems were designed using two digit date fields for purposes of determining the year. This raises the possibility that these systems will recognize a date using "00" as 1900 rather than 2000, which could result in improper processing of time sensitive data or system failure. The Company is in the process of reviewing its information technology (IT) systems and non-IT systems and modifying those that are subject to this problem. The Company is also in the process of surveying its major suppliers and customers to determine the status of their Year 2000 compliance programs. Based on available information, management believes that the required modifications of its software and equipment will be completed on a timely basis, and that the costs of the Year 2000 compliance program will not have a material effect on the Company's results of operations or financial position. However, due to the various uncertainties involved, the possibility remains that the unsuccessful resolution of Year 2000 issues by the Company or its important suppliers or customers could have a material adverse effect on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company's ability to increase prices; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; unanticipated costs or problems relating to Year 2000 compliance; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

           EXHIBIT
            NUMBER            DESCRIPTION
          --------            -----------

             27               Financial Data Schedule (For SEC Use Only)


(b)    Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  September 15, 1998

                                       NATIONAL BEVERAGE CORP.
                                       (Registrant)

                                       By: /s/ Dean A. McCoy
                                           -------------------------------
                                           Dean A. McCoy
                                           Vice President - Controller
                                           (On behalf of the Registrant and as
                                           Principal Accounting Officer)