Form 10-Q
period 1998-10-31
NATIONAL BEVERAGE CORP
filed 1998-12-15
CIK 69891

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

                                       or

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

                              Yes (X)     No ( )

The number of shares of Registrant's common stock outstanding as of December 8, 1998 was 18,467,908.

===============================================================================

                            NATIONAL BEVERAGE CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of October 31, 1998 and May 2, 1998................................... 3

    Condensed Consolidated Statements of Income
    for the three months and six months ended October 31, 1998 and November 1, 1997..................................................... 4

    Condensed Consolidated Statements of Cash Flows
    for the six months ended October 31, 1998
    and November 1, 1997......................................................5

    Notes to Condensed Consolidated Financial Statements..................... 6

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations............................ 9

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 14

Item 4. Submission of Matters to a Vote of Security Holders................. 14

Item 6. Exhibits and Reports on Form 8-K.................................... 14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1998 AND MAY 2, 1998
(In thousands, except share amounts)
-------------------------------------------------------------------------------


                                                                                           (Unaudited)
                                                                                    October 31,      May 2,
                                                                                       1998          1998
                                                                                    ----------     ----------
ASSETS
Current assets:
    Cash and equivalents                                                            $   31,380     $   40,447
    Trade receivables - net of allowances of $733 (October 31, 1998)
       and $715 (May 2, 1998)                                                           29,681         35,781
    Inventories                                                                         24,181         23,402
    Deferred income taxes                                                                1,757          2,154
    Prepaid and other                                                                    5,215          5,557
                                                                                    ----------     ----------
Total current assets                                                                    92,214        107,341
Property - net                                                                          55,337         55,945
Intangible  assets - net                                                                14,708         14,973
Other assets                                                                             4,783          4,068
                                                                                    ----------     ----------
                                                                                    $  167,042     $  182,327
                                                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
    Accounts payable                                                                $   25,484     $   37,065
    Accrued liabilities                                                                 15,800         18,606
    Income taxes payable                                                                   168            879
    Current portion of long-term debt                                                      333            393
                                                                                    ----------     ----------
Total current liabilities                                                               41,785         56,943
Long-term debt                                                                          33,267         41,600
Deferred income taxes                                                                    8,109          8,332
Other liabilities                                                                        4,901          5,472
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                               150            150
    Common stock, $.01 par value - Authorized 50,000,000 shares;  Issued
       22,034,012 shares (October 31,1998) and 22,025,212 shares (May 2,1998)              220            220
   Additional paid-in capital                                                           15,171         15,118
   Retained earnings                                                                    77,304         67,973
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                                 (5,100)        (5,100)
       Common stock - 3,568,104 shares (3,530,724 shares-May 2, 1998)                   (8,765)        (8,381)
                                                                                    ----------     ----------
Total shareholders' equity                                                              78,980         69,980
                                                                                    ----------     ----------
                                                                                    $  167,042     $  182,327
                                                                                    ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997 (In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                  Three Months Ended         Six Months Ended
                                                   1998         1997         1998         1997
                                                 --------     --------     --------     --------
Net sales                                        $101,257     $100,044     $223,163     $216,246

Cost of sales                                      68,689       69,125      148,655      147,039
                                                 --------     --------     --------     --------

Gross profit                                       32,568       30,919       74,508       69,207

Selling, general and administrative expenses       27,292       24,987       58,543       53,004

Interest expense                                      940        1,152        1,864        2,270

Other income - net                                    434          427          805          810
                                                 --------     --------     --------     --------

Income before income taxes                          4,770        5,207       14,906       14,743

Provision for income taxes                          1,784        1,948        5,575        5,514
                                                 --------     --------     --------     --------

Net income                                       $  2,986     $  3,259     $  9,331     $  9,229
                                                 ========     ========     ========     ========

Earnings per common share -
   Basic                                         $    .16     $    .18     $    .50     $    .50
                                                 ========     ========     ========     ========
   Diluted                                       $    .15     $    .17     $    .48     $    .48
                                                 ========     ========     ========     ========

Outstanding and dilutive shares -
   Average shares outstanding                      18,486       18,470       18,491       18,466
   Dilutive stock options                             828          853          838          865
                                                 --------     --------     --------     --------
                                                   19,314       19,323       19,329       19,331
                                                 ========     ========     ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
(In thousands)
-------------------------------------------------------------------------------


                                                                                           (Unaudited)
                                                                                       1998          1997
                                                                                    ----------     ----------
OPERATING ACTIVITIES:
Net income                                                                          $    9,331     $    9,229
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                                     4,815          4,512
       Deferred income tax provision                                                       174             73
       Loss on sale of property                                                             76             69
       Changes in:
           Trade receivables                                                             6,100         (5,045)
           Inventories                                                                    (779)         1,444
           Prepaid and other assets                                                     (1,736)        (1,517)
           Accounts payable                                                            (11,581)        (5,022)
           Other liabilities, net                                                       (4,066)         4,095
                                                                                    ----------     ----------
Net cash provided by operating activities                                                2,334          7,838
                                                                                    ----------     ----------

INVESTING ACTIVITIES:
Property additions                                                                      (2,668)        (1,630)
Other, net                                                                                  13             76
                                                                                    ----------     ----------
Net cash used in investing activities                                                   (2,655)        (1,554)
                                                                                    ----------     ----------

FINANCING ACTIVITIES:
Debt borrowings                                                                              0          8,300
Debt repayments                                                                         (8,393)       (21,627)
Repurchase of common stock                                                                (384)             0
Proceeds from stock options exercised                                                       31             21
                                                                                    ----------     ----------
Net cash used in financing activities                                                   (8,746)       (13,306)
                                                                                    ----------     ----------

NET DECREASE IN CASH AND EQUIVALENTS                                                    (9,067)        (7,022)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                                40,447         37,257
                                                                                    ----------     ----------

CASH AND EQUIVALENTS - END OF PERIOD                                                $   31,380     $   30,235
                                                                                    ==========     ==========

OTHER CASH FLOW INFORMATION:
Interest paid                                                                       $    1,360     $    3,216
Income taxes paid                                                                        6,612          2,408

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(UNAUDITED)
-------------------------------------------------------------------------------

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 31, 1998 are comprised of finished goods of $12,239,000 and raw materials of $11,942,000. Inventories at May 2, 1998 are comprised of finished goods of $11,868,000 and raw materials of $11,534,000.

3.  PROPERTY

Property consists of the following:

                                                (In thousands)
                                       October 31,           May 2,
                                         1998                 1998
                                       ---------           ---------

Land                                   $   8,897           $   8,897
Buildings and improvements                31,709              31,520
Machinery and equipment                   79,505              77,888
                                       ---------           ---------
Total                                    120,111             118,305
Less accumulated depreciation            (64,774)            (62,360)
                                       ---------           ---------
Property - net                         $  55,337           $  55,945
                                       =========           =========

Depreciation expense was $1,626,000 and $3,187,000 for the three and six month periods ended October 31, 1998, respectively, and $1,586,000 and $3,197,000 for the three and six month periods ended November 1, 1997, respectively.

4.  DEBT

Debt consists of the following:                (In thousands)
                                        October 31,         May 2,
                                          1998               1998
                                        --------           --------

Senior Notes (see below)                $ 16,667           $ 25,000
Term Loan Facility (see below)            16,600             16,600
Other                                        333                393
                                        --------           --------
Total                                     33,600             41,993
Less current portion                        (333)              (393)
                                        --------           --------
Long-term portion                       $ 33,267           $ 41,600
                                        ========           ========

A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has two unsecured revolving credit facilities aggregating $35 million (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire December 9, 2000 and August 31, 2000, and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from May 1999 through November 1999, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facility.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 31, 1998, net assets of the subsidiary totaling approximately $54 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions, and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

6.  CAPITAL STOCK

During the six months ended October 31, 1998, options for 8,800 shares were exercised at prices ranging from $2.09 to $5.00 per share and options for 108,050 shares were granted at an exercise price of $9.88. At October 31, 1998, options to purchase 1,217,336 shares at a weighted average exercise price of $3.25 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 414,104 shares of common stock were available for grant.

During the six months ended October 31, 1998, the Company purchased 37,380 shares of its common stock. Such shares are classified as treasury stock.

                         PART I - FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that market, manufacture and distribute a full line of beverage products: Shasta(R), Faygo(R) and Big Shot(R) multi-flavored and cola soft drinks; Everfresh(R) juice and juice-enriched products; LaCROIX(R) and Mt. Shasta(TM) spring and carbonated water products; ClearFruit (R), Spree(R) and nuAnce(R) flavored carbonated and non-carbonated beverages; and specialty items, VooDoo Rain(TM), Creepy Coolers(TM) and St. Nick's(TM). Substantially all of the Company's brands are produced in its fourteen manufacturing facilities that are strategically located throughout the continental United States. The Company also develops and produces branded soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies ("manufacturing services").

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

Industry soft drink sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. During recent months, the Company has experienced heightened price competition within several of its key markets, and there can be no assurance that such conditions will not continue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 (SECOND QUARTER OF FISCAL 1999) COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 1997 (SECOND QUARTER OF FISCAL 1998)

Net sales for the quarter ended October 31, 1998 increased approximately 1% over the second quarter of the prior year. This growth was primarily attributable to an increase in volume for the Company's brands and favorable changes in product mix. As part of the Company's Strategic Alliance program, sales of branded products are supported by expanded in-store advertising and merchandising which also had the effect of increasing net selling prices. These increases were partially offset by a decrease in manufacturing service revenues and decreases in net selling prices resulting from competitive pricing in certain markets.

Gross profit increased to approximately 32% of net sales for the second quarter of fiscal 1999 from 31% of net sales for the second quarter of fiscal 1998. This increase was due to the increased volume and favorable changes in product mix noted above, including an increase in products distributed through the convenience channel.

Selling, general and administrative expenses increased approximately $2.3 million to 27% of net sales for the second quarter of fiscal 1999 from 25% of net sales for the second quarter of fiscal 1998. This increase is due to higher delivery costs associated with the convenience channel growth noted above, and higher selling and marketing costs, including expanded in-store advertising and other merchandising programs related to the Company's Strategic Alliance program. Selling expenses also reflect an increase in the number of direct sales personnel.

Interest expense declined during the first quarter of fiscal 1999 compared to the prior year due to a reduction in debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the second quarter of fiscal 1999 and fiscal 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income decreased to $3.0 million, or $.16 per share, for the quarter ended October 31, 1998, from $3.3 million, or $.18 per share, for the quarter ended November 1, 1997.

SIX MONTHS ENDED OCTOBER 31, 1998 (FIRST SIX MONTHS OF FISCAL 1999) COMPARED TO SIX MONTHS ENDED NOVEMBER 1, 1997 (FIRST SIX MONTHS OF FISCAL 1998)

Net sales for the six months ended October 31, 1998 increased approximately $6.9 million, or 3%, over the first six months of the prior year. This is primarily the result of the product mix changes and effects of the Strategic Alliance program discussed above.

Gross profit increased to approximately 33% of net sales for the first six months of fiscal 1999 from 32% of net sales for the first six months of fiscal 1998. This increase is primarily due to the product mix change that contributed to the gross profit improvement for the second quarter of fiscal 1999 discussed above.

Selling, general and administrative expenses increased approximately $5.5 million to 26% of net sales for the first six months of fiscal 1999 from 25% of net sales for the first six months of fiscal 1998. This increase is primarily due to the higher shipping, selling and marketing costs discussed above.

Interest expense declined during the six months compared to the prior year due to a reduction in debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first six months of fiscal 1999 and fiscal 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $9.3 million or $.50 per share for the six months ended October 31, 1998, from $9.2 million or $.50 per share for the six months ended November 1, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OCTOBER 31, 1998 COMPARED TO MAY 2, 1998

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the six months ended October 31, 1998, the Company generated EBITDA of $21.6 million, as compared to EBITDA of $21.5 million for the same period last year. EBITDA for the twelve-month period ended October 31, 1998 was $34.4 million, representing a 6% increase over EBITDA of $32.6 million for the prior twelve-month period.

For the six months ended October 31, 1998, net cash provided by operating activities of $2.3 million was comprised of income of $9.3 million plus non-cash charges of $5.1 million less cash used for seasonal working capital requirements of $12.1 million. Cash of $2.7 million was used for capital expenditures. At October 31, 1998, the Company's ratio of current assets to current liabilities was 2.2 to 1 and the Company had approximately $33.4 million available under its credit agreements.

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

On January 23, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. The Company expects to make such purchases from existing cash balances from time to time through open market purchases, block trades and/or privately negotiated transactions. During the six months ended October 31, 1998, the Company purchased 37,380 shares of its common stock. See Note 6 of Notes to Condensed Consolidated Financial Statements.

At October 31, 1998, the Company had outstanding long-term debt of $33.3 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 31, 1998, net assets of the subsidiary totaling approximately $54 million were restricted from distribution. Management believes that cash balances of the parent company, when combined with funds available from its subsidiary, provide sufficient liquidity to allow it to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at October 31, 1998, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the company's Annual Meeting of Shareholders held on October 9, 1998 ("the Annual Meeting"), Mr. S. Lee Kling was re-elected to the Board of Directors for a three-year term; 16,435,881 votes were cast for his election and 12,087 votes were withheld. Also at the Annual Meeting, Mr. Joseph P. Klock, Jr. was elected to the Board of Directors for a three-year term; 16,435,961 votes were cast for his election and 12,007 votes were withheld. Additionally, 16,052,736 shares were cast for the approval of an amendment to the Company's Special Stock Option Plan to increase by 160,000 shares the number of shares issuable thereunder; 385,603 shares were cast against such proposal and 9,629 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

               Exhibit
               Number               Description
               -------              -----------

                 27                 Financial Data Schedule (For SEC Use Only)


(b)    Reports on Form 8-K: None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  December 15, 1998


                                       NATIONAL BEVERAGE CORP.
                                       (Registrant)


                                       By: \s\ Dean A. McCoy
                                           ---------------------------
                                           Dean A. McCoy
                                           Vice President - Controller
                                           (On behalf of the Registrant and as
                                           Principal Accounting Officer)