Form 10-Q
period 1999-01-30
NATIONAL BEVERAGE CORP
filed 1999-03-17
CIK 69891

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 1999

                                       or

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14170

                             NATIONAL BEVERAGE CORP.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     59-2605822
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         ONE NORTH UNIVERSITY DRIVE, FT. LAUDERDALE, FL           33324
         ----------------------------------------------       --------------
            (Address of principal executive offices)            (Zip Code)

                                 (954) 581-0922
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes (X)        No ( )

The number of shares of Registrant's common stock outstanding as of March 9, 1999 was 18,446,308.

===============================================================================

                             NATIONAL BEVERAGE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                    Page
                                                                                    ----
Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of January 30, 1999 and May 2, 1998 .........................................  3

    Condensed Consolidated Statements of Income
    for the three months and nine months ended January 30, 1999 and January 31, 1998 ...........................................................  4

    Condensed Consolidated Statements of Cash Flows
    for the nine months ended January 30, 1999
    and January 31, 1998 ...........................................................  5

    Notes to Condensed Consolidated Financial Statements ...........................  6

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations...................................  9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .......................................................... 14

Item 6. Exhibits and Reports on Form 8-K............................................ 14


NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 30, 1999 AND MAY  2, 1998
(In thousands, except share amounts)


                                                                              (Unaudited)
                                                                        January 30,        May 2,
                                                                            1999           1998
                                                                        -----------        ------
Assets
Current assets:
 Cash and equivalents                                                   $   32,354      $   40,447
 Trade receivables - net of allowances of $604 (January 30, 1999)
    and $715 (May 2, 1998)                                                  23,371          35,781
 Inventories                                                                25,455          23,402
 Deferred income taxes                                                       1,782           2,154
 Prepaid and other                                                           5,648           5,557
                                                                        ----------     -----------
Total current assets                                                        88,610         107,341
Property - net                                                              55,775          55,945
Intangible  assets - net                                                    14,575          14,973
Other assets                                                                 5,308           4,068
                                                                        ----------     -----------
                                                                        $  164,268      $  182,327
                                                                        ==========     ===========

Liabilities and Shareholders' Equity
Current  liabilities:
 Accounts payable                                                       $   20,143      $   37,065
 Accrued liabilities                                                        12,564          18,606
 Income taxes payable                                                          136             879
 Current portion of long-term debt                                              --             393
                                                                        ----------     -----------
Total current liabilities                                                   32,843          56,943
Long-term debt                                                              40,267          41,600
Deferred income taxes                                                        7,906           8,332
Other liabilities                                                            4,606           5,472
Commitments and contingencies
Shareholders' equity:
 Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
    shares issued;  no shares outstanding                                      150             150
 Common stock, $.01 par value - Authorized 50,000,000 shares;  Issued
    22,036,012 shares (22,025,212 shares - May 2, 1998)                        220             220
 Additional paid-in capital                                                 15,180          15,118
 Retained earnings                                                          77,327          67,973
 Treasury stock - at cost:
    Preferred stock - 150,000 shares                                        (5,100)         (5,100)
    Common stock - 3,608,104 shares (3,530,724 shares - May 2, 1998)        (9,131)         (8,381)
                                                                        ----------      ----------
Total shareholders' equity                                                  78,646          69,980
                                                                        ----------      ----------
                                                                        $  164,268      $  182,327
                                                                        ==========      ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998 (In thousands, except per share amounts)



                                                                (Unaudited)
                                                 Three Months Ended        Nine Months Ended
                                                ---------------------    ----------------------
                                                  1999         1998         1999        1998
                                               ----------   ---------    ----------   ---------
Net sales                                      $   74,393   $  78,673    $  297,556   $ 294,919

Cost of sales                                      51,006      55,320       199,661     202,359
                                               ----------   ---------    ----------   ---------

Gross profit                                       23,387      23,353        97,895      92,560

Selling, general and administrative expenses       22,832      21,295        81,375      74,299

Interest expense                                      721         955         2,585       3,225

Other income - net                                    203         381         1,008       1,191
                                               ----------   ---------    ----------   ---------
Income before income taxes                             37       1,484        14,943      16,227

Provision for income taxes                             14         555         5,589       6,069
                                               ----------   ---------    ----------   ---------

Net income                                     $       23   $     929    $    9,354   $  10,158
                                               ==========   =========    ==========   =========

Earnings per common share -

   Basic                                       $      .00   $     .05    $      .50   $     .55
                                               ==========   =========    ==========   =========
   Diluted                                     $      .00   $     .05    $      .48   $     .53
                                               ==========   =========    ==========   =========


Outstanding and dilutive shares -

   Average shares outstanding                      18,482      18,486        18,488      18,473
   Dilutive stock options                             805         822           827         850
                                               ----------   ---------    ----------   ---------
                                                   19,287      19,308        19,315      19,323
                                               ==========   =========    ==========   =========





See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998
(In thousands)



                                                                (Unaudited)
                                                          1999              1998
                                                       ----------        ----------
OPERATING ACTIVITIES:
Net income                                             $    9,354        $   10,158
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                            6,973             6,661
   Deferred income tax provision (benefit)                    (54)              110
   Loss on sale of property                                    96                55
   Changes in:
    Trade receivables                                      12,415             1,506
    Inventories                                            (2,053)              906
    Prepaid and other assets                               (3,205)           (2,145)
    Accounts payable                                      (16,922)           (7,470)
    Other liabilities, net                                 (7,625)             (755)
                                                       ----------        ----------
Net cash provided by (used in) operating activities        (1,021)            9,026
                                                       ----------        ----------

INVESTING ACTIVITIES:
Property additions                                         (4,653)           (2,642)
Proceeds from disposal of property                             26               196
                                                       ----------        ----------
Net cash used in investing activities                      (4,627)           (2,446)
                                                       ----------        ----------

FINANCING ACTIVITIES:
Debt borrowings                                             7,000             8,300
Debt repayments                                            (8,726)          (22,009)
Repurchase of common stock                                   (750)              --
Proceeds from stock options exercised                          31                61
                                                       ----------        ----------
Net cash used in financing activities                      (2,445)          (13,648)
                                                       ----------        ----------

NET DECREASE IN CASH AND EQUIVALENTS                       (8,093)           (7,068)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                   40,447            37,257
                                                       ----------        ----------

CASH AND EQUIVALENTS - END OF PERIOD                   $   32,354        $   30,189
                                                       ==========        ==========
OTHER CASH FLOW INFORMATION:

Interest paid                                          $    2,290        $    3,436
Income taxes paid                                           6,864             4,430





See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 30, 1999
(UNAUDITED)

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 30, 1999 are comprised of finished goods of $13,264,000 and raw materials of $12,191,000. Inventories at May 2, 1998 are comprised of finished goods of $11,868,000 and raw materials of $11,534,000.

3.  PROPERTY

Property consists of the following:


                                                                      (In thousands)
                                                         January 30, 1999           May 2, 1998
                                                         ------------------       ----------------

Land                                                              $  8,897               $  8,897
Buildings and improvements                                          31,709                 31,520
Machinery and equipment                                             81,273                 77,888
                                                         ------------------       ----------------
Total                                                              121,879                118,305
Less accumulated depreciation                                      (66,104)               (62,360)
                                                         ------------------       ----------------
Property - net                                                    $ 55,775               $ 55,945
                                                         ==================       ================


Depreciation expense was $1,514,000 and $4,701,000 for the three and nine month periods ended January 30, 1999, respectively, and $1,613,000 and $4,810,000 for the three and nine month periods ended January 31, 1998, respectively.

4.  DEBT


Debt consists of the following:
                                                                        (In thousands)
                                                         January 30, 1999             May 2, 1998
                                                         ------------------       ----------------
Senior Notes (see below)                                           $16,667                $25,000
Credit Facilities (see below)                                        7,000                     --
Term Loan Facility (see below)                                      16,600                 16,600
Other                                                                   --                    393
                                                         ------------------       ----------------
Total                                                               40,267                 41,993
Less current portion                                                    --                  (393)
                                                         ------------------       ----------------
Long-term portion                                                  $40,267                $41,600
                                                         ==================       ================



A subsidiary of NBC has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has two unsecured revolving credit facilities aggregating $45 million (the "Credit Facilities") and a $16.6 million unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire December 9, 2000 and August 31, 2000, and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments from May 1999 through November 1999, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facility.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 30, 1999, net assets of the subsidiary totaling approximately $54 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions, and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

6.  CAPITAL STOCK

During the nine months ended January 30, 1999, options for 10,800 shares were exercised at prices ranging from $2.09 to $5.00 per share and options for 108,050 shares were granted at an exercise price of $9.88. At January 30, 1999, options to purchase 1,215,336 shares at a weighted average exercise price of $3.25 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 414,104 shares of common stock were available for grant.

During the nine months ended January 30, 1999, the Company purchased 77,380 shares of its common stock. Such shares are classified as treasury stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 30, 1999 (THIRD QUARTER OF FISCAL 1999) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998 (THIRD QUARTER OF FISCAL 1998)

Net sales for the quarter ended January 30, 1999 decreased approximately 5% over the third quarter of the prior year. This decline was primarily attributable to a decrease in volume for allied brands and, in certain markets, decreases in net selling prices resulting from competitive pricing. The decline was partially offset by favorable changes in product and distribution mix for the Company's brands.

Gross profit increased to approximately 31% of net sales for the third quarter of fiscal 1999 from 30% of net sales for the third quarter of fiscal 1998. This increase was due to the favorable changes in product and distribution mix noted above, including an increase in higher margin products distributed through the convenience channel.

Selling, general and administrative expenses increased approximately $1.5 million to $22.8 million for the third quarter of fiscal 1999. This increase is due to higher delivery costs associated with the convenience channel growth and higher marketing costs, including expanded in-store advertising and other merchandising programs related to the Strategic Alliance program.

Interest expense declined during the third quarter of fiscal 1999 compared to the prior year due to a reduction in debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the third quarter of fiscal 1999 and fiscal 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income decreased to $23,000 for the quarter ended January 30, 1999, from $929,000, or $.05 per share, for the quarter ended January 31, 1998.

NINE MONTHS ENDED JANUARY 30, 1999 (FIRST NINE MONTHS OF FISCAL 1999) COMPARED TO NINE MONTHS ENDED JANUARY 31, 1998 (FIRST NINE MONTHS OF FISCAL 1998)

Net sales for the nine months ended January 30, 1999 increased approximately $2.6 million, or 1%, over the first nine months of the prior year. This growth was primarily the result of favorable changes to the product and distribution mix, and an increase in branded case volume related to the Strategic Alliance program.

Gross profit increased to approximately 33% of net sales for the first nine months of fiscal 1999 from 31% of net sales for the first nine months of fiscal 1998. This improvement is primarily due to an increase in higher margin branded case volume related to the changes in product and distribution mix.

Selling, general and administrative expenses increased approximately $7.1 million to 27% of net sales for the first nine months of fiscal 1999 from 25% of net sales for the first nine months of fiscal 1998. This increase is primarily due to the higher delivery and marketing costs discussed above and higher selling costs related to an increase in direct sales personnel.

Interest expense declined during the nine months compared to the prior year due to a reduction in debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The effective rate for income taxes, based upon estimated annual income tax rates, approximated 37% of income before taxes for both the first nine months of fiscal 1999 and fiscal 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income decreased to $9.4 million or $.50 per share for the nine months ended January 30, 1999, from $10.2 million or $.55 per share for the nine months ended January 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JANUARY 30, 1999 COMPARED TO MAY 2, 1998

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the nine months ended January 30, 1999, the Company generated EBITDA of $24.5 million, as compared to EBITDA of $26.1 million for the same period last year. EBITDA for the twelve-month period ended January 30, 1999 was $32.7 million, as compared to EBITDA of $33.2 million for the prior twelve-month period.

For the nine months ended January 30, 1999, net cash used in operating activities of $1.0 million was comprised of income of $9.4 million plus non-cash charges of $7.0 million less cash used for seasonal working capital requirements of $17.4 million. Cash of $4.6 million was used for capital expenditures. At January 30, 1999, the Company's ratio of current assets to current liabilities was 2.7 to 1 and the Company had approximately $36.7 million available under its credit agreements.

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

On January 23, 1998, the Company announced that its Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. The Company expects to make such purchases from existing cash balances from time to time through open market purchases, block trades and/or privately negotiated transactions. During the nine months ended January 30, 1999, the Company purchased 77,380 shares of its common stock. See Note 6 of Notes to Condensed Consolidated Financial Statements.

At January 30, 1999, the Company had outstanding long-term debt of $40.3 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring certain additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 30, 1999, net assets of the subsidiary totaling approximately $54 million were restricted from distribution. Management believes that cash balances of the parent company, when combined with funds available from its subsidiary, provide sufficient liquidity to allow it to meet its current and expected cash obligations. The Company was in compliance with all loan covenants and restrictions at January 30, 1999, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

DATE:  March 16, 1999



                                               NATIONAL BEVERAGE CORP.
                                               (Registrant)



                                         By: \s\ Dean A. McCoy
                                             ----------------------------------
                                             Dean A. McCoy
                                             Vice President - Controller
                                             (On behalf of the Registrant and as
                                             Principal Accounting Officer)