Form 10-K405
period 1999-05-01
NATIONAL BEVERAGE CORP
filed 1999-07-30
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 1, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 1-14170
                         ------------------------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Title of Each Class                         on Which Registered
--------------------------------------            -----------------------
Common Stock, par value $.01 per share            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on July 26, 1999 was approximately $37,118,000.

The number of shares of Registrant's common stock outstanding as of July 26, 1999 was 18,359,958.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 30, 1999 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also produces specialty products, including Spree(R), an all natural soda, and VooDoo Rain(TM), a line of alternative beverages targeted to young consumers. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies ("manufacturing services").

The Company's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. In addition, the Company seeks to utilize the strength of its brands and location of its manufacturing facilities to be a single-source supplier of branded and allied branded beverages for national and regional retailers.

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

PRODUCTS

The Company's traditional branded soft drink products, Shasta and Faygo, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 100 years ago and distributed nationally, Shasta is the largest of the Company's brands and includes approximately 50 flavors as well as bottled spring water. Established over 90 years ago, Faygo products are primarily distributed east of the Mississippi River and include over 45 flavors as well as the Ohana line of fruit-flavored, non-carbonated beverages. The Company also produces Big Shot, a regional multi-flavored soft drink line established in 1935; nuAnce, a clear, "New Age" soft drink and Spree, an all natural premium soft drink. In addition, the Company produces Everfresh, a full line of both 100% juice and juice-based products; ClearFruit, an all natural, non-carbonated water with fresh fruit flavors; Shasta Plus, a vitamin-enriched, non-carbonated beverage; and the LaCROIX and Mt. Shasta lines of sparkling and still water products.

Although cola drinks account for approximately 57% of the soft drink industry's domestic grocery channel volume, the Company's "fantasy of flavors" strategy emphasizes its non-cola products. As a result, colas account for less than 25% of the Company's total volume. During the past calendar year, the volume of the "flavor segment" of the soft drink market has grown more than two times faster than the cola volume. Management believes the Company is well suited to compete in the flavor category due to the long established brand awareness of Shasta and Faygo, which are synonymous with flavor, along with its continued "flavor-enhancement" philosophy. During the fiscal year ended May 1, 1999 ("fiscal 1999"), the Company added 13 new and unique flavors, including several additions to its Ohana and ClearFruit lines. Additionally, the Company expanded its product line with the introduction of VooDoo Rain, a non-carbonated alternative beverage available in five flavors that is targeted to young consumers.

Subsequent to May 1, 1999, the Company's portfolio of brands was expanded by the purchase of the assets and operations of Home Juice, a Chicago-based producer and distributor of Mr. Pure(R) and Home Juice(R) juice and juice-based beverages. Established in 1946, the Company's beverage lines are sold through a wide base of independent distributors located throughout the United States and through company-owned, direct-store distribution systems in the midwestern and southern United States. Also included in the purchase was a manufacturing facility that produces both hot-pack and cold-pack products.

Management believes that the Company's structure and marketing strategies, unlike that of its national competitors, permit efficient regional manufacturing and distribution of beverages targeted to specific demographics and consumer preferences.

MANUFACTURING

The Company's fifteen bottling plants are strategically located across the continental United States, enabling the Company to efficiently manufacture and distribute beverages to most geographic markets. Each soft drink facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each regional market. The Company utilizes a variety of package sizes, including 8 ounce cans; 6-pack, 12-pack and 18-pack 12 ounce cans; one, two and three liter "family size" bottles; and 10 ounce, 16 ounce, 20 ounce and 32 ounce bottles targeted to single-serve markets.

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

The Company produces a majority of the flavor concentrates used in its branded products. Utilizing the same formulas throughout its bottling network, the Company is able to manufacture its products in accordance with uniform standards and specifications. The Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with the Company's strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

The Company's products are sold primarily through the "take-home", convenience, food service and vending distribution channels.

The take-home distribution channel consists of grocery stores, warehouse clubs, mass-merchandisers, wholesalers and discount stores. The Company distributes its products to this channel through both the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from the Company's manufacturing facilities to the retailer's centralized distribution centers and then shipped by the retailer to each of its outlet locations with other goods. Products shipped under the direct-store delivery system are distributed directly to the customer's retail outlets through the Company's direct-store delivery fleet and through independent distributors.

The Company distributes its products to the convenience store and retail gas station market through its own direct-store delivery fleet and that of independent distributors. Because of the higher retail prices and margins that typically prevail, the Company has undertaken several measures to expand its convenience channel distribution in recent years. These include development of products specifically targeted to single-serve markets, such as VooDoo Rain and ClearFruit, and the acquisition of the Everfresh, Home Juice and Mr. Pure juice lines. The Company increased distribution through this channel during fiscal 1999, and intends to continue emphasizing growth within this channel during fiscal 2000.

The Company's food service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food service wholesalers. The Company's food service products are distributed primarily through independent, specialized distributors. Additionally, schools and certain other institutions are serviced through company-owned, direct-store distribution systems.

Each of the Company's take-home, convenience and food service operations use vending machines and glass-door coolers as marketing and promotional tools for the Company's brands. The Company provides vending machines and coolers on a placement or purchase basis to its customers and vending operators. Management believes that the vending market provides not only increased beverage sales, but also the enhancement of brand awareness and the development of brand loyalty.

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

Management believes these elements allow it to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. The Company seeks to maintain points of difference between its brands and those of its competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, the Company sponsors special holiday promotions including Creepy Coolers for Halloween and St. Nick's, which features special holiday flavors and colors for Christmas.

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

RAW MATERIALS

The Company maintains relationships with numerous suppliers of raw materials and packaging goods and utilizes a centralized procurement division to purchase raw materials and packaging supplies. By consolidating the purchasing function for its fifteen bottling facilities, management believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of beverages.

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

All of the materials or ingredients used by the Company are presently available, although strikes, weather conditions, governmental controls, national emergencies or other events outside the Company's control could adversely affect the supply of specific materials. Additionally, pricing and availability of certain of the Company's raw materials are based on commodities, primarily aluminum, corn and juice concentrates, which tend to fluctuate based upon worldwide market conditions. See Item 7A.

SEASONALITY

The Company's sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The production and sale of non-alcoholic beverages is highly competitive and the Company's competitive position varies in each of its market areas. The Company is not considered dominant in any market. Products produced and marketed by the Company compete with national brands delivered directly to retail customers by franchised bottlers, as well as local and regional products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Competition is based upon taste, quality, price, availability, promotion, packaging, advertising and service to the customer. Price competition by national brand soft drink companies as well as other regional soft drink producers has been intense over recent years and the Company anticipates that competitive conditions will continue.

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

EMPLOYEES

As of May 1, 1999, the Company employed approximately 1,300 people, of which 400 are in professional, technical, managerial, sales, administrative, and clerical job classifications and 900 are production/hourly employees. Of the Company's hourly employees, approximately 300 are covered by collective bargaining agreements which expire through 2001. Management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES

The principal properties of the Company include fifteen production facilities located in thirteen states which, in the aggregate, comprise approximately two million square feet. Twelve facilities are owned by the Company and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Three production facilities, located in Louisiana, Maryland and Florida are leased subject to agreements that expire through 2000. Management believes the Company's facilities are generally in good condition and sufficient to meet its present needs.

The production of carbonated and non-carbonated beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry's conversion to lower-weight cans and lids. The Company is not aware of any anticipated industry-wide changes in technology that would adversely impact the Company's current physical production capacity or cost of production.

The Company owns and leases delivery trucks, other trucks, vans and automobiles used in the sale and distribution of its products. In addition, the Company leases office space, transportation equipment, office equipment, data processing equipment and some plant equipment.

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

In July 1999, the counsel for the plaintiff and all the defendants entered into a Memorandum of Understanding that sets forth proposed settlement terms for all the above actions. The proposed settlement, which is subject to court approval, will not have a material adverse effect on the Company.

The Company is a defendant in various other lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company, par value $.01 per share, is listed on the American Stock Exchange under the symbol "FIZ".

The table below sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the American Stock Exchange:

                                    Fiscal 1999               Fiscal 1998
                                High         Low           High         Low
                                ----         ---           ----         ---
First Quarter                 $ 12 1/16    $  9 7/8      $ 11 7/8    $ 9 13/16
Second Quarter                  10 3/4        9 3/4        10 3/4      9 3/16
Third Quarter                   10 1/2        8 3/4        10 1/8      8 7/8
Fourth Quarter                   9            7 3/8        10 1/2      9 7/16

HOLDERS

At July 26, 1999, there were 1,076 stockholders of record of the Company's common stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

DIVIDENDS

The Company has not paid any cash dividends with respect to its common stock during the last three fiscal years and the Company's Board of Directors has no present plans for declaring any such cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)


                                                                              Fiscal Year Ended (1):
                                                    -----------------------------------------------------------------------
                                                     May 1,          May 2,         May 3,         April 27,      April 29,
                                                      1999            1998           1997            1996           1995
                                                    --------        --------       --------       ---------       ---------
STATEMENT OF INCOME DATA:
Net sales                                           $402,108        $400,749       $385,427        $350,431       $348,732
Cost of sales                                        268,844         275,083        275,453         261,859        261,720
                                                    --------        --------       --------        --------       --------
Gross profit                                         133,264         125,666        109,974          88,572         87,012
Selling, general and administrative
    expenses                                         110,246         102,195         88,921          70,029         68,563
Interest expense                                       3,304           4,175          4,951           4,969          5,226
Other income - net                                     1,323           1,633            871             950            877
                                                    --------        --------       --------        --------       --------
Income before income taxes                            21,037          20,929         16,973          14,524         14,100
Provision for income taxes                             7,868           7,827          6,280           5,520          5,499
                                                    --------        --------       --------        --------       --------
Net income                                          $ 13,169        $ 13,102       $ 10,693        $  9,004       $  8,601
                                                    ========        ========       ========        ========       ========
Earnings per common share (2):
        Basic                                       $   0.71        $   0.71       $   0.58        $   0.44       $   0.41
        Diluted                                         0.68            0.68           0.56            0.43           0.40


BALANCE SHEET DATA:
Working capital                                     $ 57,504        $ 50,398       $ 47,624        $ 43,580       $ 33,260
Property - net                                        56,103          55,945         55,436          56,226         52,075
Total assets                                         180,404         182,327        170,897         177,560        162,558
Long-term debt                                        40,267          41,600         55,026          62,568         43,185
Deferred income taxes                                  8,344           8,332          7,245           6,805          6,435
Shareholders' equity                                  82,005          69,980         56,703          47,052         43,871



---------------------
(1)   Fiscal 1997 consisted of 53 weeks.

(2) Basic earnings per common share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options. For the periods prior to fiscal 1997, earnings applicable to common shares is comprised of net income less preferred dividends. Per share amounts are adjusted for the 2 for 1 stock split distributed on October 25, 1996 and 4 for 1 stock split distributed on November 9, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

National Beverage's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. The Company's products are sold primarily through the "take-home", convenience, food service and vending distribution channels.

During the past three years, the Company has pursued a program to strengthen its brand equity within the take-home channel through greater retailer sponsorship by entering into long-term contractual alliances with national and regional retailers ("Strategic Alliances"). The continued consolidation of smaller retail outlets into larger and highly price-sensitive businesses has increased the retailers' need for a single-source, high-quality, service-oriented manufacturer of beverage products. Through its Strategic Alliances, the Company has joined with these retailers to manufacture, market and sell its brands as well as brands developed specifically for each retailer ("allied brands"). Retailers are able to realize better inventory management, enhanced quality control and reduced freight costs by contracting with one national supplier that can provide consistent packaging, flavor and quality throughout the continental United States. Accordingly, management believes that the strength of its regional brands and the location of its manufacturing facilities position it as one of the leading single-source suppliers of high-quality, high-value soft drinks, such as Shasta and Faygo, as well as allied branded soft drinks.

The Company has undertaken several measures to expand its convenience channel distribution. The acquisition of the Everfresh product line in fiscal 1996 and the LaCROIX product line in fiscal 1997 expanded the Company's beverage portfolio to juice and additional water products with strong regional presence within this channel. Additionally, the May 1999 acquisition of Home Juice makes available to the Company a wide base of independent distributors and established company-owned, direct-store delivery systems that provide service to convenience stores and other retailers. The Company has also gained greater distribution in the convenience channel through the introduction of premium or alternative beverages, such as ClearFruit and VooDoo Rain, targeted to single-serve markets.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

NET SALES:
Net sales for fiscal 1999 increased $1.4 million to $402.1 million from $400.7 million for fiscal 1998. This improvement was due to an increase in case volume and net selling prices for the Company's brands resulting from the introduction of additional premium beverage products, expanded distribution in the convenience channel and continued growth of Strategic Alliances. This improvement was partially offset by a decline in volume of lower-margin carbonated beverages.

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

Fiscal 1999 and 1998 consisted of 52 weeks, while fiscal 1997 consisted of 53 weeks.

GROSS PROFIT:
Gross profit improved $7.6 million to $133.3 million in fiscal 1999. This improvement was principally due to favorable changes in product and distribution mix, the increase in selling prices noted above and the effects of lower raw material costs.

Gross profit increased to $125.7 million or 31% of net sales in fiscal 1998. This improvement was principally due to increased sales of juice and other higher margin products, the effects of higher selling prices noted above and declines in the cost of certain raw materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses increased to $110.2 million or 27% of net sales in fiscal 1999. This increase is due to higher delivery costs associated with convenience channel growth and higher marketing costs, including expanded in-store advertising and other merchandising programs related to the Strategic Alliance initiative and the introduction of certain premium beverage products.

Selling, general and administrative expenses increased to $102.2 million or 26% of net sales in fiscal 1998. This increase is due to higher marketing and advertising costs, including expanded in-store advertising and other merchandising programs related to the Strategic Alliance initiative. Also, selling costs increased in fiscal 1998 due to an increase in the number of direct sales personnel added in the latter part of fiscal 1997.

INTEREST EXPENSE AND OTHER INCOME-NET:
Fiscal 1999 and fiscal 1998 interest expense decreased $.9 million and $.8 million, respectively, due to a reduction in average outstanding debt. Other income includes interest income of $1.4 million for fiscal 1999, $1.7 million for fiscal 1998 and $1.0 million for fiscal 1997.

INCOME TAXES:
The Company's effective tax rate was approximately 37% for fiscal 1999, 1998 and 1997. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company generated EBITDA of $34.3 million for both fiscal 1999 and 1998. Management believes that EBITDA is sufficient to support both additional growth and debt capacity.

Cash and equivalents aggregated $37.5 million at May 1, 1999 and $40.4 million at May 2, 1998. Cash provided by operations of $6.7 million was comprised of net income of $13.2 million and non-cash charges of $10.2 million less working capital requirements of $16.6 million. Cash of $6.7 million was used for net capital expenditures and cash of $3.0 million was used for financing activities, principally for net debt repayments and purchase of common stock. The Company's ratio of current assets to current liabilities approximated 2.2 to 1 and 1.9 to 1 at May 1, 1999 and May 2, 1998, respectively, and working capital increased to $57.5 million from $50.4 million for those same periods.

The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that fiscal 2000 capital expenditures will be comparable to fiscal 1999.

At May 1, 1999, the Company had long-term debt outstanding of $40.3 million. Certain debt agreements contain restrictions which require a subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 1, 1999, net assets of the subsidiary totaling approximately $56 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at May 1, 1999 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 5 of Notes to Consolidated Financial Statements.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 1999, the Company purchased approximately 142,000 shares of common stock on the open market.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisers, Inc. of approximately $4.0 million for fiscal 1999, $4.0 million for fiscal 1998 and $3.9 million for fiscal 1997. Payments under the management agreement did not materially impact the liquidity of the Company. See Note 6 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement modifies the method of accounting for derivatives by requiring that all derivatives be recorded at fair market values in the balance sheet. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the implementation of SFAS 133 will not materially affect its operating results or financial position.

YEAR 2000 COMPLIANCE

Many computer systems were designed using two digits rather than four to determine the year. This may cause computer applications to fail or create erroneous results when handling dates beyond the year 1999 unless corrective measures are taken. The Company has implemented a plan to identify the date processing deficiencies and replace or modify the information technology (IT) systems and non-IT systems that are subject to this problem. Projects are in various stages of completion and management estimates that approximately 90% of the identified issues have been corrected. Costs incurred to date on the Year 2000 project are immaterial and the estimated cost to complete the project is approximately $300,000.

The Company has communicated with its significant service providers, suppliers, and customers to determine their Year 2000 compliance and the extent to which it is vulnerable if they are not compliant. In addition, contingency plans are being developed specifying what the Company will do if it or important third parties experience disruptions as a result of the Year 2000 problem. Such plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures.

The Company believes that it will be able to replace or modify its critical systems in time to minimize any significant detrimental effects on its operations. However, the Company's Year 2000 issues and any potential business interruptions, costs or losses are dependent, to a significant degree, upon the Year 2000 compliance of third parties. Consequently, management is unable to determine whether Year 2000 failures will materially affect the Company.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company's ability to increase prices; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; unanticipated costs or problems relating to Year 2000 compliance; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are commodity prices and interest rates.

COMMODITIES
The Company purchases various raw materials that fluctuate based on commodity market conditions. These include aluminum cans, high fructose corn syrup and various juice concentrates. In the event of a material net increase in the price of these items, the risk exists that the Company will not be able to recover its increased costs through increased selling prices, or that increased selling prices will adversely affect volume.

INTEREST RATES
At the end of fiscal 1999, the Company had approximately $16.7 million of fixed rate term debt and $16.6 million of floating rate term debt outstanding. In addition, the Company has floating rate revolving credit agreements aggregating $45 million, of which $7 million was outstanding at May 1, 1999. If interest rates changed by 100 basis points (1%), interest expense for fiscal 1999 would have changed by approximately $170,000. Because of its limited exposure to interest rate movements, the Company does not currently utilize interest rate swaps or other interest rate hedging products.

The Company's investment portfolio consists primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 1999 would have changed by approximately $280,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 1, 1999 AND MAY  2, 1998
(In thousands, except share amounts)

                                                                                            1999              1998
                                                                                        --------------    --------------
ASSETS
Current assets:
    Cash and equivalents                                                                $      37,480     $      40,447
    Trade receivables - net of allowances of $671 (1999) and $715 (1998)                       34,595            35,781
    Inventories                                                                                25,207            23,402
    Deferred income taxes                                                                       1,985             2,154
    Prepaid and other                                                                           4,878             5,557
                                                                                        --------------    --------------
    Total current assets                                                                      104,145           107,341
Property - net                                                                                 56,103            55,945
Intangible  assets - net                                                                       14,475            14,973
Other assets                                                                                    5,681             4,068
                                                                                        --------------    --------------
                                                                                        $     180,404     $     182,327
                                                                                        ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $      30,226     $      37,065
    Accrued liabilities                                                                        14,994            18,606
    Income taxes payable                                                                        1,421               879
    Current portion of long-term debt                                                              --               393
                                                                                        --------------    --------------
    Total current liabilities                                                                  46,641            56,943
Long-term debt                                                                                 40,267            41,600
Deferred income taxes                                                                           8,344             8,332
Other liabilities                                                                               3,147             5,472
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                                      150               150
    Common stock, $.01 par value - authorized 50,000,000 shares;
       issued 22,062,012 shares (1999) and 22,025,212 shares (1998);
       outstanding 18,388,958 shares (1999) and 18,494,488 shares (1998)                          221               220
   Additional paid-in capital                                                                  15,304            15,118
   Retained earnings                                                                           81,142            67,973
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                                        (5,100)           (5,100)
       Common stock - 3,673,054 shares (1999) and 3,530,724 shares (1998)                      (9,712)           (8,381)
                                                                                        --------------    --------------
   Total shareholders' equity                                                                  82,005            69,980
                                                                                        --------------    --------------
                                                                                        $     180,404     $     182,327
                                                                                        ==============    ==============


See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997 (In thousands, except per share amounts)


                                                                                 1999             1998            1997
                                                                             -------------    -------------   --------------
Net sales                                                                    $    402,108     $    400,749    $     385,427

Cost of sales                                                                     268,844          275,083          275,453
                                                                             ------------     ------------    -------------

Gross profit                                                                      133,264          125,666          109,974

Selling, general and administrative expenses                                      110,246          102,195           88,921

Interest expense                                                                    3,304            4,175            4,951

Other income - net                                                                  1,323            1,633              871
                                                                             ------------     ------------    -------------

Income  before income taxes                                                        21,037           20,929           16,973

Provision for income taxes                                                          7,868            7,827            6,280
                                                                             ------------     ------------    -------------
Net income                                                                   $     13,169     $     13,102    $      10,693
                                                                             ============     ============    =============

Net income per share -
   Basic                                                                     $       0.71     $       0.71    $        0.58
                                                                             ============     =============   =============
   Diluted                                                                   $       0.68     $       0.68    $        0.56
                                                                             ============     ============    =============

Average common shares outstanding -
   Basic                                                                           18,474           18,477           18,317
                                                                             ============     ============    =============
   Diluted                                                                         19,278           19,323           19,109
                                                                             ============     ============    =============



See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997 (In thousands, except share amounts)


                                                   1999                            1998                          1997
                                        --------------------------       --------------------------    -------------------------
                                           Shares       Amount             Shares       Amount          Shares        Amount
                                           ------      -------             ------       ------          ------        ------
PREFERRED STOCK
Beginning and end of year                  150,000    $       150           150,000    $       150        150,000   $        150
                                        ==========    -----------        ==========    -----------     ==========   ------------

COMMON STOCK
Beginning  of year                      22,025,212            220        21,990,492            220     12,741,488            127
Stock options exercised                     36,800              1            34,720             --         23,800              1
2 for 1 stock split                             --             --                --             --      9,225,204             92
                                        ----------    -----------        ----------    -----------     ----------   ------------
End of year                             22,062,012            221        22,025,212            220     21,990,492            220
                                        ==========    -----------        ==========    -----------     ==========   ------------

ADDITIONAL PAID-IN CAPITAL
Beginning  of year                                         15,118                           14,943                        14,873
Stock options exercised                                       186                              175                           162
2 for 1 stock split                                            --                               --                          (92)
                                                      -----------                      -----------                  ------------
End of year                                                15,304                           15,118                        14,943
                                                      -----------                      -----------                  ------------

RETAINED EARNINGS
Beginning of year                                          67,973                           54,871                        44,178
Net income                                                 13,169                           13,102                        10,693
                                                      -----------                      -----------                  ------------
End of year                                                81,142                           67,973                        54,871
                                                      -----------                      -----------                  ------------

TREASURY STOCK-PREFERRED
Beginning and end of year                  150,000         (5,100)          150,000         (5,100)        150,000        (5,100)
                                        ==========    -----------        ==========    -----------     ===========  ------------

TREASURY STOCK-COMMON
Beginning of year                        3,530,724         (8,381)        3,530,724         (8,381)      3,430,724        (7,176)
Purchase of common stock                   142,330         (1,331)               --             --         100,000        (1,205)
                                        ----------    -----------        ----------    -----------     ----------   ------------
End of year                              3,673,054         (9,712)        3,530,724         (8,381)      3,530,724        (8,381)
                                        ==========    -----------        ==========    -----------     ===========  ------------


TOTAL SHAREHOLDERS' EQUITY                            $    82,005                      $    69,980                  $     56,703
                                                      ===========                      ===========                  ============





See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(In thousands)


                                                                               1999              1998              1997
                                                                          -------------     --------------    --------------
OPERATING ACTIVITIES:
Net income                                                                $      13,169     $      13,102     $      10,693
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                              9,921             9,254             7,784
       Deferred income tax provision                                                181               692             2,991
       Loss on sale of property                                                      74                69               120
       Changes in:
           Trade receivables                                                      1,186            (8,437)            7,144
           Inventories                                                           (1,805)              188             1,369
           Prepaid and other assets                                              (3,859)           (3,201)           (1,531)
           Accounts payable                                                      (6,839)            8,521            (9,633)
           Other liabilities, net                                                (5,290)            3,795            (2,335)
                                                                          -------------     -------------     -------------
Net cash provided by operating activities                                         6,738            23,983            16,602
                                                                          -------------     -------------     -------------

INVESTING ACTIVITIES:
Property additions                                                               (6,772)           (7,312)           (6,285)
Proceeds from sale of property                                                       42               216               461
Acquisitions, net of cash acquired                                                   --                --               145
                                                                          -------------     -------------     -------------
Net cash used in investing activities                                            (6,730)           (7,096)           (5,679)
                                                                          -------------     -------------     -------------

FINANCING ACTIVITIES:
Debt borrowings                                                                  14,000             8,300            33,200
Debt repayments                                                                 (15,726)          (22,058)          (40,946)
Purchase of common stock                                                         (1,331)               --            (1,205)
Proceeds from stock options exercised                                                82                61                54
                                                                          -------------     -------------     -------------
Net cash used in financing activities                                            (2,975)          (13,697)           (8,897)
                                                                          -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (2,967)            3,190             2,026

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                         40,447            37,257            35,231
                                                                          -------------     -------------     -------------
CASH AND EQUIVALENTS - END OF YEAR                                        $      37,480     $      40,447     $      37,257
                                                                          =============     =============     =============

OTHER CASH FLOW INFORMATION:
Interest paid                                                             $       2,909   $         5,067   $         5,069
Income taxes paid                                                                 7,071             6,204             4,227




See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also produces specialty products, including Spree(R), an all natural soda, and VooDoo Rain(TM), a line of alternative beverages targeted to young consumers. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

BASIS OF PRESENTATION
The consolidated financial statements include National Beverage Corp. and its wholly-owned subsidiaries. All material intercompany balances have been eliminated. The fiscal year of the Company ends the Saturday closest to April 30th. The year ended May 1, 1999 ("fiscal 1999") and the year ended May 2, 1998 ("fiscal 1998") consisted of 52 weeks, while the year ended May 3, 1997 ("fiscal 1997") consisted of 53 weeks. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

CASH AND EQUIVALENTS
Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

CREDIT RISK
The Company sells products to a variety of customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses. At May 1, 1999, one customer represented approximately 14% of trade receivables. At May 2, 1998, one customer represented approximately 13% of trade receivables and another customer represented approximately 12% of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 1999, 1998 or 1997.

CUSTOMER CONTRACTS
The Company incurs certain costs related to long-term contractual relationships with national and regional retailers to manufacture and market Company and allied branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the Company's policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with periods of one year or less are included in other current assets and all other amounts are included in other assets. Advertising costs are expensed as incurred.

INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 1, 1999 are comprised of finished goods of $11,904,000 and raw materials of $13,303,000. Inventories at May 2, 1998 are comprised of finished goods of $11,868,000 and raw materials of $11,534,000.

PROPERTY
Property is recorded at cost. Depreciation is computed by the straight-line method over estimated useful lives of 7 to 25 years for buildings and improvements, and 3 to 15 years for machinery and equipment. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

INTANGIBLE ASSETS
Intangible assets consist of goodwill, trademarks, formulas and customer lists at costs assigned at the date of acquisition and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 40 years. Intangible assets at May 1, 1999 and May 2, 1998 consisted of the following:

                                                            (In thousands)
                                                       1999             1998
                                                     -------           -------
Goodwill                                             $15,309           $15,309
Other                                                  4,913             4,880
                                                     -------           -------
Total                                                 20,222            20,189
Less accumulated amortization                         (5,747)           (5,216)
                                                     -------           -------
Net                                                  $14,475           $14,973
                                                     =======           =======


The Company periodically evaluates its intangible and other non-current assets on a non-discounted cash flow basis to assess recoverability. If the estimated future cash flow associated with an asset is projected to be less than the carrying amount of the asset, a write-down to fair value measured by discounted estimated future cash flows would be recorded.

REVENUE RECOGNITION
Revenue from product sales is recognized by the Company when title and risk of loss passes to the customer, which generally occurs upon shipment.

INSURANCE PROGRAMS
The Company maintains self-insured and deductible programs for certain liability, medical and workers' compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance.

NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

SEGMENT REPORTING
The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" for the year ended May 1, 1999. The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

2. ACQUISITIONS

In October 1996, the Company concluded the acquisition of substantially all of the assets of Winterbrook Corporation, which had as its principal product the LaCROIX sparkling and still water product line. The operating results of Winterbrook have been included in the consolidated statements of income from the date of acquisition.

Subsequent to May 1, 1999, the Company acquired the operations and assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired included a manufacturing facility, receivables, inventory, and the Mr. Pure and Home Juice trademarks.

3. PROPERTY

Property at May 1, 1999 and May 2, 1998 consisted of the following:

                                                    (In thousands)
                                                 1999               1998
                                               --------           --------
Land                                           $  8,897           $  8,897
Buildings and improvements                       32,047             31,520
Machinery and equipment                          82,972             77,888
                                               --------           --------
Total                                           123,916            118,305
Less accumulated depreciation                   (67,813)           (62,360)
                                               --------           --------
Property - net                                 $ 56,103           $ 55,945
                                               ========           ========

Depreciation expense was $6,498,000 for fiscal 1999, $6,518,000 for fiscal 1998 and $6,266,000 for fiscal 1997.

4. ACCRUED LIABILITIES

Accrued liabilities at May 1, 1999 and May 2, 1998 consisted of the following:

                                                         (In thousands)
                                                     1999               1998
                                                    -------            -------
Accrued promotions                                  $ 5,048            $ 6,312
Accrued compensation                                  4,295              4,232
Other accrued liabilities                             5,651              8,062
                                                   --------           --------
                                                   $ 14,994           $ 18,606
                                                   ========           ========

5. DEBT

Debt at May 1, 1999 and May 2, 1998 consisted of the following:

                                                      (In thousands)
                                                    1999               1998
                                                  -------             -------
Senior Notes                                      $16,667             $25,000
Credit Facilities                                   7,000                  --
Term Loan Facility                                 16,600              16,600
Other (including capital leases)                       --                 393
                                                  -------             -------
Total                                              40,267              41,993
Less current portion                                   --                (393)
                                                  -------             -------
Long-term portion                                 $40,267             $41,600
                                                  =======             =======

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, the subsidiary has two unsecured revolving credit facilities aggregating $45 million (the "Credit Facilities") and an unsecured term loan facility ("Term Loan Facility") with banks. The Credit Facilities expire December 9, 2000 and August 31, 2000, and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facility is repayable in installments through November 1, 2002, and bears interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiary's election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes.

Certain of the Company's debt agreements contain restrictions which require the subsidiary to maintain certain financial ratios and minimum net worth, and limit the subsidiary with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At May 1, 1999, net assets of the subsidiary totaling approximately $56 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

The long-term portion of debt at May 1, 1999, matures as follows:

                                                                (In thousands)
Fiscal 2001                                                        $23,667
Fiscal 2002                                                          8,300
Fiscal 2003                                                          8,300
                                                                   -------
Total                                                              $40,267
                                                                   =======

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments. At May 1, 1999 and May 2, 1998, the difference between the estimated fair value and the carrying value of debt instruments was not material.

6. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

On October 25, 1996, the Company paid a 100% stock dividend to its shareholders of record on September 9, 1996, effected as a 2 for 1 stock split. As a result of the stock split, approximately $92,000, representing the par value of the shares issued, was reclassified from additional paid-in capital to common stock. Average shares outstanding, stock option data and per share data presented in these financial statements have been adjusted retroactively for the effects of the stock split.

In fiscal 1999 and fiscal 1997, the Company purchased 142,330 shares and 100,000 shares, respectively, of common stock on the open market. Such shares are classified as held in treasury.

The Company is a party to a management agreement with Corporate Management Advisers, Inc. ("CMA"), a corporation owned by the Company's Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company's Board of Directors. The Company incurred a fee to CMA of $4,021,000, $4,007,000, and $3,854,000 for fiscal 1999,
1998 and 1997, respectively. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable in the accompanying consolidated balance sheets at May 1, 1999 and May 2, 1998 were amounts due CMA of $1,288,000 and $1,058,000, respectively.

7. INCOME TAXES

The provision for income taxes consists of the following:


                                                                                 (In thousands)
                                                                  1999                 1998               1997
                                                                 -------              ------             -----
Current                                                          $ 7,687              $7,135             $3,289
Deferred                                                             181                 692              2,991
                                                                 -------              ------             ------
Total                                                            $ 7,868              $7,827             $6,280
                                                                 =======              ======             ======


The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:


                                                                   1999                 1998               1997
                                                                  -----                 ----               ----
Statutory federal income tax rate                                 35.0%                 35.0%              35.0%
State income taxes, net of federal benefit                         2.5                   1.7                1.7
Goodwill and other permanent differences                            .8                    .7                 .9
Other, net                                                         (.9)                   --                (.6)
                                                                  ----                  ----               ----
Effective income tax rate                                         37.4%                 37.4%              37.0%
                                                                  ====                  ====               ====

The Company provides deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. The Company's deferred tax assets and liabilities as of May 1, 1999 and May 2, 1998 consisted of the following:

                                                      (In thousands)
                                                   1999              1998
                                                 -------            -------
Deferred tax assets:
    Accrued expenses and other                   $ 2,544            $ 2,812
    Inventory and amortizable assets                 575                382
    Capital loss carryforward                         --                826
    Valuation allowance                               --               (826)
                                                 -------            -------
    Total deferred tax assets                      3,119              3,194
Deferred tax liabilities:
    Property and intangibles                       9,478              9,372
                                                 -------            -------
Net deferred tax liabilities                     $ 6,359            $ 6,178
                                                 =======            =======

8. LEASES

Future minimum rental commitments for non-cancelable operating leases at May 1, 1999 are as follows:

                                                             (In thousands)
Fiscal 2000                                                      $4,109
Fiscal 2001                                                       3,035
Fiscal 2002                                                       2,593
Fiscal 2003                                                       2,372
Fiscal 2004                                                       1,598
                                                                -------
Total minimum lease payments                                    $13,707
                                                                =======

Rental expense was $6,605,000 for fiscal 1999, $5,775,000 for fiscal 1998 and $3,907,000 for fiscal 1997.

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

Pursuant to a Special Stock Option plan, the Company has authorized the issuance of options to purchase up to an aggregate of 400,000 shares of common stock. Options may be granted for such consideration as determined by the Board or a Committee of the Board. The Company also authorized the issuance of options to purchase up to 40,000 shares of common stock to be issued at the direction and discretion of the Chairman.

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

The Company's 1991 Stock Purchase Plan (the "Stock Purchase Plan") provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (1) have been employed by the Company for at least two years, (2) are not part-time employees of the Company and (3) are not owners of five percent (5%) or more of the common stock of the Company. As of May 1, 1999, no shares have been issued under the Stock Purchase Plan.

The following is a summary of stock option activity:


                                                                1999
                                                     ------------------------
                                                                     Weighted
                                                                     Average
                                                                     Exercise          1998                 1997
                                                     Shares           Price           Shares               Shares
                                                    ---------        ---------       --------            ---------
Options outstanding, beginning of year              1,108,086         $2.51          1,120,360             965,900
Options granted                                       123,300          9.99             53,766             192,700
Options exercised                                     (36,800)         2.19            (34,720)            (38,240)
Options canceled                                       (3,310)         6.38            (31,320)                 --
                                                    ---------                        ---------           ---------
Options outstanding, end of year                    1,191,276          3.29          1,108,086           1,120,360
                                                    =========                        =========           =========


Options exercisable, end of year                      804,920                          659,332             479,340
Options available for grant, end of year              572,164                          522,154             449,600


The following is a summary of stock options outstanding at May 1, 1999:

                                          Options Outstanding                           Options Exercisable
                         --------------------------------------------------          -------------------------
                          Weighted
                          Average                                  Weighted                           Weighted
                         Remaining                                  Average                           Average
      Range of           Contractual                               Exercise                           Exercise
   Exercise Price           Life              Shares                 Price            Shares           Price
   --------------        -----------          -------              --------        ---------          --------
       $.13               3 years              88,000                $ .13            88,000           $ .13
     $.38-$.63            3 years              79,600                  .49            79,600             .49
       $1.25              3 years              54,400                 1.25            54,400            1.25
    $1.97-$2.56           5 years             632,760                 2.17           487,640            2.16
       $4.75              7 years               8,000                 4.75             3,200            4.75
       $5.00              7 years             165,200                 5.00            66,080            5.00
    $5.39-$6.43           8 years              27,016                 5.97                --              --
       $9.88              9 years             106,300                 9.88                --              --
   $10.00-$13.50          4 years              30,000                11.67            26,000           11.38
                                            ---------                                -------
                                            1,191,276                 3.29           804,920            2.25
                                            =========                                =======

The option price range for all options outstanding at the end of the fiscal year was $.13 to $13.50 for 1999, $.13 to $11.50 for 1998 and $.13 to $5.00 for
1997. The option price range for options exercised during the fiscal year was $.63 to $5.00 for 1999, $.63 to $5.00 for 1998 and $.63 to $2.38 for 1997.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123") for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of stock option grants was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 48% for 1999, 50% for 1998 and 53% for 1997; risk free interest rates of approximately 6% for 1999, 1998, and 1997; and no dividend payments. The weighted average fair value of options granted during the fiscal year was $6.53 for 1999, $5.70 for 1998 and $3.61 for 1997. Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share for fiscal 1999, 1998 and 1997 would have been reduced on a pro forma basis by less than $200,000 ($.01 per share) for each year. The above pro forma effect on net income and earnings per share may not be indicative of future results because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996, and additional grants in future years are possible.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1,084,000 for fiscal 1999, $1,349,000 for fiscal 1998 and $1,273,000 for fiscal 1997.

10. COMMITMENTS AND CONTINGENCIES

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

In July 1999, the counsel for the plaintiff and all the defendants entered into a Memorandum of Understanding that sets forth proposed settlement terms for all the above actions. The proposed settlement, which is subject to court approval, will not have a material adverse effect on the Company.

The Company is a defendant in various other lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                    (In thousands, except per share amounts)
                                                          First             Second             Third            Fourth
                                                         Quarter           Quarter            Quarter           Quarter
                                                         --------          --------           -------           -------
1999
Net sales                                                $121,906           $101,257           $74,393          $104,552
Gross profit                                               41,940             32,568            23,387            35,369
Net income                                                  6,345              2,986                23             3,815
Net income per share:
    Basic                                                    $.34               $.16                --              $.21
    Diluted                                                   .33                .15                --               .20

1998
Net sales                                                $116,202           $100,044           $78,673          $105,830
Gross profit                                               38,288             30,919            23,353            33,106
Net income                                                  5,970              3,259               929             2,944
Net income per share:
    Basic                                                    $.32               $.18              $.05              $.16
    Diluted                                                   .31                .17               .05               .15


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of National Beverage Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at May 1, 1999 and May 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under 14(a)(2) on page 31 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Miami, Florida
July 28, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 30, 1999 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 1, 1999.


           Name                                Age           Position with Company
           ----                                ---           ---------------------
           Nick A. Caporella (1)               63            Chairman of the Board, Chief
                                                             Executive Officer, President and
                                                             Chief Financial Officer

           Joseph G. Caporella (2)             39            Executive Vice President and Secretary

           George R. Bracken (3)               54            Vice President and Treasurer

           Dean A. McCoy (4)                   42            Vice President - Controller

           Robert C. Spindler (5)              49            Vice President-Chief Administrative Officer

----------------
(1) Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director since the Company's inception in 1985. Mr. Caporella also serves as Chairman of the Nominating Committee. Prior to March 11, 1994, Mr. Caporella served as President and Chief Executive Officer (since 1976) and Chairman of the Board (since 1989) of Burnup & Sims Inc. Since January 1, 1992, Mr. Caporella's services have been provided to the Company by Corporate Management Advisers, Inc., a company which he owns.

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

(5) Mr. Robert C. Spindler was named Vice President - Chief Administrative Officer in July 1997. Prior to joining the Company, Mr. Spindler was Vice President and Chief Financial Officer for Renaissance Cruises, Inc. from May 1994 to August 1995.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

National Beverage Corp. 1999 Proxy Statement, which will be filed on or before August 30, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Beverage Corp. 1999 Proxy Statement, which will be filed on or before August 30, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 1999 Proxy Statement, which will be filed on or before August 30, 1999, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)   1. FINANCIAL STATEMENTS                                                          PAGE
         The following consolidated financial statements of
          National Beverage Corp. and subsidiaries are included herein:
             Consolidated Balance Sheets                                                 15
             Consolidated Statements of Income                                           16
             Consolidated Statements of Shareholders' Equity                             17
             Consolidated Statements of Cash Flows                                       18
             Notes to Consolidated Financial Statements                                  19
             Report of Independent Certified Public Accountants                          29

      2. FINANCIAL STATEMENT SCHEDULES
         The following are included herein:
             Schedule I - Condensed Financial Information of Registrant                  36
             Schedule II - Valuation and Qualifying Accounts                             40
         Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

      3. EXHIBITS
         See Exhibit Index which follows.


(B) REPORTS ON FORM 8-K
         No reports on Form 8-K were filed for the quarter ended May 1, 1999.

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

    10.11 Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (8)

    10.12 Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (9)

    10.13 Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (8)

    10.14 Letter Modification to Term Loan Credit Agreement dated April 24, 1996, between NewBevCo and lender therein (8)

    10.15 Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (8)

    10.16        Special Stock Option Plan (10)

    10.17 Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (11)

    10.18        Key Employee Equity Partnership Program (11)

    10.19 Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (12)

    10.20 Third Amendment to Term Loan Credit Agreement, dated June 7, 1999, between NewBevCo and lender therein (12)

    21.1         Subsidiaries of Registrant (12)

    23.1         Consent of Independent Certified Public Accountants (12)

    27.0         Financial Data Schedule (for SEC use only) (12)

---------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

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

NATIONAL BEVERAGE CORP.
(Registrant)



\s\ Dean A. McCoy                                        Date:    July 30, 1999
------------------------------------
Dean A. McCoy
Vice President - Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Nick A. Caporella                                    Date:    July 30, 1999
------------------------------------
Nick A. Caporella
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)



\s\ Joseph G. Caporella                                  Date:    July 30, 1999
--------------------------------------
Joseph G. Caporella
Executive Vice President and Secretary



\s\ Samuel C. Hathorn, Jr.                               Date:    July 30, 1999
--------------------------------------
Samuel C. Hathorn, Jr.
Director



\s\ S. Lee Kling                                         Date:    July 30, 1999
--------------------------------------
S. Lee Kling
Director



\s\ Joseph P. Klock, Jr.                                 Date:    July 30, 1999
--------------------------------------
Joseph P. Klock, Jr.
Director

SCHEDULE I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF MAY 1, 1999 AND MAY 2, 1998
(In thousands, except share amounts)


                                                                             1999            1998
                                                                            --------      ---------
ASSETS
Current assets:
  Cash and equivalents                                                      $ 10,051       $    194
  Deferred income taxes                                                        1,985          2,154
                                                                            --------       --------
  Total current assets                                                        12,036          2,348
Investment in subsidiaries - net                                              79,734         78,323
                                                                            --------       --------
                                                                            $ 91,770       $ 80,671
                                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                  $     --       $  1,480
  Income taxes payable                                                         1,421            879
                                                                            --------       --------
  Total current liabilities                                                    1,421          2,359
Deferred income taxes                                                          8,344          8,332
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
    shares issued;  no shares outstanding                                        150            150
  Common stock, $.01 par value - authorized 50,000,000 shares;
    issued 22,062,012 shares (1999) and 22,025,212 shares (1998);
   outstanding: 18,388,958 shares (1999) and 18,494,488 shares (1998)            221            220
  Additional paid-in capital                                                  15,304         15,118
  Retained earnings                                                           81,142         67,973
  Treasury stock-at cost:
    Preferred stock - 150,000 shares                                          (5,100)        (5,100)
    Common stock - 3,673,054 shares (1999) and 3,530,724 shares (1998)        (9,712)        (8,381)
                                                                            --------       --------
  Total shareholders' equity                                                  82,005         69,980
                                                                            --------       --------
                                                                            $ 91,770       $ 80,671
                                                                            ========       ========


See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997 (In thousands, except per share amounts)


                                                               1999        1998          1997
                                                             -------      -------      --------

Equity in pre-tax earnings of consolidated subsidiaries      $21,037      $20,929      $16,973

Provision for income taxes                                     7,868        7,827        6,280
                                                             -------      -------      -------

Net income                                                   $13,169      $13,102      $10,693
                                                             =======      =======      =======
Net income per share-
  Basic                                                      $  0.71      $  0.71      $  0.58
                                                             =======      =======      =======
  Diluted                                                    $  0.68      $  0.68      $  0.56
                                                             =======      =======      =======

Average common shares outstanding-
  Basic                                                       18,474       18,477       18,317
                                                             =======      =======      =======
  Diluted                                                     19,278       19,323       19,109
                                                             =======      =======      =======




See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(In thousands)


                                                                  1999           1998           1997
                                                                --------       --------       --------
OPERATING ACTIVITIES:
Net income                                                      $ 13,169       $ 13,102       $ 10,693
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Deferred income tax provision                                 181            692          2,991
       Undistributed equity in net income of
         consolidated subsidiaries                               (13,169)       (13,102)       (10,693)
       Changes in accounts payable and accrued liabilities        (1,480)          (747)            98
                                                                --------       --------       --------
Net cash provided by (used in) operating activities               (1,299)           (55)         3,089
                                                                --------       --------       --------

FINANCING ACTIVITIES:
Advances from (to) subsidiaries                                   12,405            (31)        (2,339)
Purchase of common stock                                          (1,331)            --         (1,205)
Proceeds from stock options exercised                                 82             61             54
                                                                --------       --------       --------
Net cash provided by (used in) financing activities               11,156             30         (3,490)
                                                                --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    9,857            (25)          (401)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                             194            219            620
                                                                --------       --------       --------

CASH AND EQUIVALENTS - END OF YEAR                              $ 10,051       $    194       $    219
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

2.    LONG-TERM DEBT
      A subsidiary of NBC has unsecured senior notes and bank credit facilities outstanding. See Note 5 of Notes to Consolidated Financial Statements. Certain of these debt agreements contain restrictions which, among other things, limit the subsidiary from paying cash dividends to the parent. As of May 1, 1999, net assets of the subsidiary totaling approximately $56 million were restricted from distribution.

3.    CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
      See Note 6 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

4.    COMMITMENTS AND CONTINGENCIES
      See Note 10 of Notes to Consolidated Financial Statements for information related to legal proceedings.

SCHEDULE II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MAY 1, 1999, MAY 2, 1998 AND MAY 3, 1997
(In thousands)


                                           Balance at                                                   Balance
                                           Beginning            Charged               Net               at End
            Description                    of Period          to Expenses         Charge-Offs          of Period
------------------------------------       ----------         -----------         -----------          ---------
YEAR ENDED MAY 1, 1999:
Allowance for doubtful
accounts receivable                          $715                $ 45                $ (89)              $671
                                             ====                ====                =====               ====

YEAR ENDED MAY 2, 1998:
Allowance for doubtful
accounts receivable                          $608                $179                $ (72)              $715
                                             ====                ====                =====               ====

YEAR ENDED MAY 3, 1997:
Allowance for doubtful
accounts receivable                          $694                $ 51                $(137)              $608
                                             ====                ====                =====               ====