Form 10-Q
period 1999-07-31
NATIONAL BEVERAGE CORP
filed 1999-09-14
CIK 69891

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       or

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

                                 Yes (X)     No ( )

The number of shares of Registrant's common stock outstanding as of September 9, 1999 was 18,383,618.

================================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of July 31, 1999 and May 1, 1999 ............................................  3

    Condensed Consolidated Statements of Income for the three months ended
    July 31, 1999 and August 1, 1998 ...............................................  4

    Condensed Consolidated Statements of Cash Flows for the three months ended
    July 31, 1999 and August 1, 1998 ...............................................  5

    Notes to Condensed Consolidated Financial Statements ...........................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..............................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ................. 12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .......................................................... 13

Item 6. Exhibits and Reports on Form 8-K ........................................... 13

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1999 AND MAY 1, 1999
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                                                          (Unaudited)
                                                                                      July 31,         May 1,
                                                                                        1999            1999
                                                                                   -------------    -------------
ASSETS
Current assets:
    Cash and equivalents                                                           $      32,682    $      37,480
    Trade receivables - net of allowances of $558 (July 31, 1999)
       and $671 (May 1, 1999)                                                             38,992           34,595
    Inventories                                                                           30,679           25,207
    Deferred income taxes                                                                  2,281            1,985
    Prepaid and other                                                                      4,887            4,878
                                                                                   -------------    -------------
    Total current assets                                                                 109,521          104,145
Property - net                                                                            59,846           56,103
Intangible  assets - net                                                                  16,280           14,475
Other assets                                                                               6,177            5,681
                                                                                   -------------    -------------
                                                                                   $     191,824    $     180,404
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $      30,658    $      30,226
    Accrued liabilities                                                                   17,746           14,994
    Income taxes payable                                                                   3,897            1,421
                                                                                   -------------    -------------
    Total current liabilities                                                             52,301           46,641
Long-term debt                                                                            39,267           40,267
Deferred income taxes                                                                      8,758            8,344
Other liabilities                                                                          3,149            3,147
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                                 150              150
    Common stock, $.01 par value - authorized 50,000,000 shares;  issued
       22,068,712 shares (22,062,012 shares at May 1, 1999)                                  221              221
   Additional paid-in capital                                                             15,337           15,304
   Retained earnings                                                                      87,753           81,142
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                                   (5,100)          (5,100)
       Common stock - 3,706,254 shares (3,673,054 shares at May 1, 1999)                 (10,012)          (9,712)
                                                                                   -------------    -------------
   Total shareholders' equity                                                             88,349           82,005
                                                                                   -------------    -------------
                                                                                   $     191,824    $     180,404
                                                                                   =============    =============

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE  THREE MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                          (Unaudited)
                                                       Three Months Ended
                                                      1999            1998
                                                    --------        --------
Net sales                                           $130,085        $121,906

Cost of sales                                         86,570          79,966
                                                    --------        --------

Gross profit                                          43,515          41,940

Selling, general and administrative expenses          32,494          31,251

Interest expense                                         704             924

Other income - net                                       261             371
                                                    --------        --------

Income before income taxes                            10,578          10,136

Provision for income taxes                             3,967           3,791
                                                    --------        --------

Net income                                          $  6,611        $  6,345
                                                    ========        ========

Net income per share -
   Basic                                            $    .35        $    .34
                                                    ========        ========
   Diluted                                          $    .34        $    .33
                                                    ========        ========

Average common shares outstanding -
   Basic                                              18,464          18,497
                                                    ========        ========
   Diluted                                            19,210          19,343
                                                    ========        ========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998
(In thousands)
--------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                               1999            1998
                                                          -------------   -------------
OPERATING ACTIVITIES:
Net income                                                $       6,611   $       6,345
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                              2,778           2,347
       Deferred income tax provision                                118              29
       Loss on sale of property                                      --               4
       Changes in:
           Trade receivables                                       (565)         (1,764)
           Inventories                                           (2,962)         (1,222)
           Prepaid and other assets                              (1,137)         (1,611)
           Accounts payable                                      (3,832)        (12,892)
           Other liabilities, net                                 2,193             660
                                                          -------------   -------------
Net cash provided by (used in) operating activities               3,204          (8,104)
                                                          -------------   -------------

INVESTING ACTIVITIES:
Property additions                                               (1,521)         (1,005)
Acquisition                                                      (5,200)             --
                                                          -------------   -------------
Net cash used in investing activities                            (6,721)         (1,005)
                                                          -------------   -------------

FINANCING ACTIVITIES:
Debt borrowings                                                   6,000              --
Debt repayments                                                  (7,000)            (46)
Repurchase of common stock                                         (300)             --
Proceeds from stock options exercised                                19               6
                                                          -------------   -------------
Net cash used in financing activities                            (1,281)            (40)
                                                          -------------   -------------

NET DECREASE IN CASH AND EQUIVALENTS                             (4,798)         (9,149)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                         37,480          40,447
                                                          -------------   -------------

CASH AND EQUIVALENTS - END OF PERIOD                      $      32,682   $      31,298
                                                          =============   =============

OTHER CASH FLOW INFORMATION:
Interest paid                                             $         816   $         312
Income taxes paid                                                 1,382           2,511



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended May 1, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 31, 1999 are comprised of finished goods of $14,990,000 and raw materials of $15,689,000. Inventories at May 1, 1999 are comprised of finished goods of $11,904,000 and raw materials of $13,303,000.

3.  PROPERTY

Property consists of the following:

                                                     (In thousands)
                                              July 31,           May 1,
                                               1999               1999
                                             ---------         ---------

Land                                         $  10,255         $   8,897
Buildings and improvements                      33,491            32,047
Machinery and equipment                         85,728            82,972
                                             ---------         ---------
Total                                          129,474           123,916
Less accumulated depreciation                  (69,628)          (67,813)
                                             ---------         ---------
Property - net                               $  59,846         $  56,103
                                             =========         =========

Depreciation expense was $1,813,000 and $1,561,000 for the three month periods ended July 31, 1999 and August 1, 1998, respectively.

4.  DEBT

Debt consists of the following:                (In thousands)
                                      July 31,                 May 1,
                                        1999                   1999
                                    ---------------       ----------------

Senior Notes                               $16,667                $16,667
Credit Facilities                            2,000                  7,000
Term Loan Facilities                        20,600                 16,600
                                    ---------------       ----------------
Total                                      $39,267                $40,267
                                    ===============       ================

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, two subsidiaries have three unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and two unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2000 and bear interest at 1/2% below or equal to the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require the affected subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 31, 1999, net assets of the subsidiaries totaling approximately $59 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

5.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

As previously reported, in July 1999, counsel for the plaintiff and all the defendants entered into a Memorandum of Understanding that sets forth proposed settlement terms for the actions Albert H. Kahn v. Burnup & Sims Inc., et. al, Civil Actions 11890 and 13248 filed in Delaware Chancery Court. The proposed settlement, which is subject to court approval, will not have a material adverse effect on the Company. Reference is made to the Company's prior public filings for a description of the claims in these litigations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

6.  CAPITAL STOCK

During the three months ended July 31, 1999, options for 6,700 shares were exercised at prices ranging from $2.09 to $5.00 per share. At July 31, 1999, options to purchase 1,184,576 shares at a weighted average exercise price of $3.29 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 572,164 shares of common stock were available for grant.

During the three months ended July 31, 1999, the Company purchased 33,200 shares of its common stock. Such shares are classified as treasury stock.

7.  ACQUISITION

In May 1999, the Company acquired the operations and certain assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired included a manufacturing facility, receivables, inventory, and the Mr. Pure and Home Juice trademarks. The acquisition of such assets has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which have been included in the consolidated statement of income from the date of acquisition, do not materially impact results for the periods presented.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 (FIRST QUARTER OF FISCAL 2000) COMPARED TO THREE MONTHS ENDED AUGUST 1, 1998 (FIRST QUARTER OF FISCAL 1999)

Net sales for the three months ended July 31, 1999 increased approximately $8.2 million or 6.7% over the three months ended August 1, 1998. This sales improvement was primarily attributable to revenues from Home Juice and an increase in case volume of the Company's brands. The increase was partially offset by a volume decline in lower-margin allied brands.

Gross profit decreased to approximately 33.5% of net sales for the first quarter of fiscal 2000 from 34.4% of net sales for the first quarter of fiscal 1999. This decrease was primarily due to a change in product mix, an increase in certain raw material costs, and lower-margins realized from the integration of the Home Juice acquisition.

Selling, general and administrative expenses increased approximately $1.2 million to $32.5 million for the first quarter of fiscal 2000. This increase is primarily due to costs related to Home Juice and higher case volume.

Interest expense declined during the first quarter of fiscal 2000 compared to the prior year due to a reduction in average debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, amounted to 37.5% and 37.4% of income before taxes for the first quarter of fiscal 2000 and fiscal 1999, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $6,611,000, or $.35 per share, for the three months ended July 31, 1999, from $6,345,000, or $.34 per share, for the three months ended August 1, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JULY 31, 1999 COMPARED TO MAY 1, 1999

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the three months ended July 31, 1999, the Company generated EBITDA of $14.1 million, as compared to EBITDA of $13.4 million for the comparable period last year.

For the three months ended July 31, 1999, net cash provided by operating activities of $3.2 million was comprised of net income of $6.6 million plus non-cash charges of $2.9 million less cash used primarily for seasonal working capital requirements of $6.3 million. Cash of $6.7 million was used for capital expenditures and the acquisition of Home Juice. Net cash used in financing activities of $1.3 million includes net debt repayments of $1.0 million. At July 31, 1999, the Company's ratio of current assets to current liabilities was 2.1 to 1 and working capital amounted to $57.2 million.

The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that fiscal 2000 capital expenditures will be comparable to fiscal 1999.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In the first quarter ended July 31, 1999, the Company purchased 33,200 shares of its common stock. Since January 1998, the Company has purchased 175,530 shares of its common stock.

At July 31, 1999, subsidiaries of the Company had outstanding long-term debt of $39.3 million. Certain debt agreements contain restrictions which require the affected subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 31, 1999, net assets of the subsidiaries totaling approximately $59 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at July 31, 1999, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1999.

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

DATE:  September 14, 1999

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