Form 10-Q
period 1999-10-30
NATIONAL BEVERAGE CORP
filed 1999-12-14
CIK 69891

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 1999

                                       or

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

                       Yes [X]                  No [ ]

The number of shares of Registrant's common stock outstanding as of December 8, 1999 was 18,282,638.

================================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of October 30, 1999 and May 1, 1999 ............................    3

    Condensed Consolidated Statements of Income for the three
    months and six months ended October 30, 1999 and
    October 31, 1998 ..................................................    4

    Condensed Consolidated Statements of Cash Flows for the six
    months ended October 30, 1999 and October 31, 1998 ................    5

    Notes to Condensed Consolidated Financial Statements ..............    6

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations .....................    9

Item 3. Quantitative and Qualitative Disclosures About Market
    Risk ...............................................................  13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..............................................  14

Item 4. Submission of Matters to a Vote of Security Holders   ..........  14

Item 6. Exhibits and Reports on Form 8-K................................  14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 30, 1999 AND MAY 1, 1999
(In thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                              October 30,     May 1,
                                                                                 1999         1999
                                                                               ---------    ---------
                                                                                   (Unaudited)
ASSETS
Current assets:
        Cash and equivalents ...............................................   $  33,211    $  37,480
        Trade receivables - net of allowances of $488 (October 30, 1999)
           and $671 (May 1, 1999) ..........................................      31,276       34,595
        Inventories ........................................................      29,525       25,207
        Deferred income taxes ..............................................       2,223        1,985
        Prepaid and other ..................................................       4,775        4,878
                                                                               ---------    ---------
        Total current assets ...............................................     101,010      104,145
Property - net .............................................................      60,361       56,103
Intangible  assets - net ...................................................      16,099       14,475
Other assets ...............................................................       6,405        5,681
                                                                               ---------    ---------
                                                                               $ 183,875    $ 180,404
                                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
        Accounts payable ...................................................   $  23,484    $  30,226
        Accrued liabilities ................................................      15,561       14,994
        Income taxes payable ...............................................       1,168        1,421
                                                                               ---------    ---------
        Total current liabilities ..........................................      40,213       46,641
Long-term debt .............................................................      41,267       40,267
Deferred income taxes ......................................................       8,781        8,344
Other liabilities ..........................................................       3,041        3,147
Commitments and contingencies
Shareholders' equity:
        Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
           shares issued;  no shares outstanding ...........................         150          150
        Common stock, $.01 par value - authorized 50,000,000 shares; issued
           22,089,292 shares (22,062,012 shares at May 1, 1999) ............         221          221
   Additional paid-in capital ..............................................      15,435       15,304
   Retained earnings .......................................................      90,600       81,142
   Treasury stock - at cost:
           Preferred stock - 150,000 shares ................................      (5,100)      (5,100)
           Common stock - 3,794,034 shares (3,673,054 shares at May 1, 1999)     (10,733)      (9,712)
                                                                               ---------    ---------
  Total shareholders' equity ..............................................       90,573       82,005
                                                                               ---------    ---------
                                                                               $ 183,875    $ 180,404
                                                                               =========    =========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998 (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                       Three Months Ended                 Six Months Ended
                                                                     ------------------------         ------------------------
                                                                      1999            1998             1999              1998
                                                                    --------         --------         --------         --------
                                                                          (Unaudited)                       (Unaudited)
Net sales .................................................         $105,111         $101,257         $235,196         $223,163

Cost of sales .............................................           70,706           68,689          157,276          148,655
                                                                    --------         --------         --------         --------

Gross profit ..............................................           34,405           32,568           77,920           74,508

Selling, general and administrative expenses ..............           29,438           27,292           61,932           58,543

Interest expense ..........................................              796              940            1,500            1,864

Other income - net ........................................              383              434              644              805
                                                                    --------         --------         --------         --------

Income before income taxes ................................            4,554            4,770           15,132           14,906

Provision for income taxes ................................            1,707            1,784            5,674            5,575
                                                                    --------         --------         --------         --------

Net income ................................................         $  2,847         $  2,986         $  9,458         $  9,331
                                                                    ========         ========         ========         ========

Net income per share -
   Basic ..................................................         $    .16         $    .16         $    .51         $    .50
                                                                    ========         ========         ========         ========
   Diluted ................................................         $    .15         $    .15         $    .49         $    .48
                                                                    ========         ========         ========         ========

Average common shares outstanding -
   Basic ..................................................           18,353           18,486           18,409           18,491
                                                                    ========         ========         ========         ========
   Diluted ................................................           19,058           19,314           19,134           19,329
                                                                    ========         ========         ========         ========




See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
(In thousands)
--------------------------------------------------------------------------------

                                                                                           1999                    1998
                                                                                      ---------------         --------------
                                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net income ..................................................................            $  9,458                $  9,331
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Depreciation and amortization .......................................               5,365                   4,815
        Deferred income tax provision .......................................                 199                     174
        Loss on sale of property ............................................                  --                      76
        Changes in:
                Trade receivables ...........................................               7,151                   6,100
                Inventories .................................................              (1,808)                   (779)
                Prepaid and other assets ....................................              (1,855)                 (1,736)
                Accounts payable ............................................             (11,006)                (11,581)
                Other liabilities, net ......................................              (2,770)                 (4,066)
                                                                                         --------                --------
Net cash provided by operating activities ...................................               4,734                   2,334
                                                                                         --------                --------

INVESTING ACTIVITIES:
Property additions ..........................................................              (3,840)                 (2,668)
Acquisition .................................................................              (5,200)                     --
Other, net ..................................................................                  --                      13
                                                                                         --------                --------
Net cash used in investing activities .......................................              (9,040)                 (2,655)
                                                                                         --------                --------

FINANCING ACTIVITIES:
Debt borrowings .............................................................              10,000                      --
Debt repayments .............................................................              (9,000)                 (8,393)
Repurchase of common stock ..................................................              (1,021)                   (384)
Proceeds from stock options exercised .......................................                  58                      31
                                                                                         --------                --------
Net cash provided by (used in) financing activities .........................                  37                  (8,746)
                                                                                         --------                --------

NET DECREASE IN CASH AND EQUIVALENTS ........................................              (4,269)                 (9,067)

CASH AND EQUIVALENTS - BEGINNING OF YEAR ....................................              37,480                  40,447
                                                                                         --------                --------

CASH AND EQUIVALENTS - END OF PERIOD ........................................            $ 33,211                $ 31,380
                                                                                         ========                ========

OTHER CASH FLOW INFORMATION:
Interest paid ...............................................................            $  1,537                $  1,360
Income taxes paid ...........................................................               5,631                   6,612




See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 30, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

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

The Company has entered into a joint venture to develop and market certain beverage products. The investment is accounted for using the equity method and is included in "Other assets" in the accompanying balance sheet. Operating results of the joint venture were not material.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 30, 1999 are comprised of finished goods of $14,070,000 and raw materials of $15,455,000. Inventories at May 1, 1999 are comprised of finished goods of $11,904,000 and raw materials of $13,303,000.

3.  PROPERTY

Property consists of the following:

                                                   October 30,          May 1,
                                                      1999               1999
                                                   -----------       -----------
                                                           (In thousands)

Land .......................................        $  10,255         $   8,897
Buildings and improvements .................           33,498            32,047
Machinery and equipment ....................           88,036            82,972
                                                    ---------         ---------
Total ......................................          131,789           123,916
Less accumulated depreciation ..............          (71,428)          (67,813)
                                                    ---------         ---------
Property - net .............................        $  60,361         $  56,103
                                                    =========         =========

Depreciation expense was $1,804,000 and $3,617,000 for the three and six month periods ended October 30, 1999, respectively, and $1,626,000 and $3,187,000 for the three and six month periods ended October 31, 1998, respectively.

4. DEBT

Debt consists of the following:
                                                     October 30,         May 1,
                                                        1999              1999
                                                     -----------         -------
                                                           (In thousands)

Senior Notes ...............................           $16,667           $16,667
Credit Facilities ..........................             4,000             7,000
Term Loan Facilities .......................            20,600            16,600
                                                       -------           -------
Total ......................................           $41,267           $40,267
                                                       =======           =======

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, two subsidiaries have three unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and two unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2000 and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require the affected subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 30, 1999, net assets of the subsidiaries totaling approximately $60 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

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

6. CAPITAL STOCK

During the six months ended October 30, 1999, options for 27,280 shares were exercised at prices ranging from $.63 to $5.00 per share. At October 30, 1999, options to purchase 1,163,996 shares at a weighted average exercise price of $3.31 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 572,164 shares of common stock were available for grant.

During the six months ended October 30, 1999, the Company purchased 120,980 shares of its common stock. Such shares are classified as treasury stock.

7. ACQUISITION

In May 1999, the Company acquired the operations and certain assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired include a manufacturing facility, receivables, inventory and the Mr. Pure(R) and Home Juice(R) trademarks. The acquisition of such assets has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business have been included in the consolidated statements of income from the date of acquisition.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also produces Spree(R), an all natural soda, and VooDoo Rain(TM), a line of alternative beverages targeted to young consumers. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 30, 1999 (SECOND QUARTER OF FISCAL 2000) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998 (SECOND QUARTER OF FISCAL 1999)

Net sales for the three months ended October 30, 1999 increased approximately $3.9 million or 4% over the three months ended October 31, 1998. This sales improvement was primarily attributable to revenues from Home Juice, which was acquired in May 1999, and an increase in case volume of the Company's proprietary brands. These increases were partially offset by a volume decline in lower-margin allied brands.

Gross profit increased to approximately 32.7% of net sales for the second quarter of fiscal 2000 from 32.2% of net sales for the second quarter of fiscal 1999. This increase was primarily due to a change in product mix and the effect of the volume decline in allied brands.

Selling, general and administrative expenses increased approximately $2.1 million to 28.0% of net sales for the second quarter of fiscal 2000. This increase is primarily due to costs related to Home Juice and higher distribution costs.

Interest expense declined during the second quarter of fiscal 2000 compared to the prior year due to a reduction in average debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, amounted to 37.5% and 37.4% of income before taxes for the second quarter of fiscal 2000 and fiscal 1999, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $2,847,000 for the three months ended October 30, 1999, compared to $2,986,000 for the three months ended October 31, 1998. Earnings per share were $.16 for both quarters.

SIX MONTHS ENDED OCTOBER 30, 1999 (FIRST SIX MONTHS OF FISCAL 2000) COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998 (FIRST SIX MONTHS OF FISCAL 1999)

Net sales for the six months ended October 30, 1999 increased approximately $12.0 million, or 5%, over the first six months of the prior year. This sales improvement was primarily attributable to revenues from Home Juice and an increase in case volume of the Company's proprietary brands. These increases were partially offset by a volume decline in lower-margin allied brands.

Gross profit decreased to approximately 33.1% of net sales for the first six months of fiscal 2000 from 33.4% of net sales for the first six months of fiscal 1999. This decrease is primarily due to an increase in certain raw material costs and lower-margins realized from the integration of the Home Juice acquisition.

Selling, general and administrative expenses increased approximately $3.4 million to 26.3% of net sales for the first six months of fiscal 2000 from 26.2% of net sales for the first six months of fiscal 1999. This increase is primarily due to costs related to Home Juice and higher distribution costs.

Interest expense declined during the six months ended October 30, 1999 compared to the prior year due to a reduction in debt outstanding.

The effective rate for income taxes, based upon estimated annual income tax rates, amounted to 37.5% and 37.4% of income before taxes for the first six months of fiscal 2000 and fiscal 1999, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $9.5 million or $.51 per share for the six months ended October 30, 1999, from $9.3 million or $.50 per share for the six months ended October 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OCTOBER 30, 1999 COMPARED TO MAY 1, 1999
----------------------------------------

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the six months ended October 30, 1999, the Company generated EBITDA of $22.0 million, as compared to EBITDA of $21.6 million for the comparable period last year.

For the six months ended October 30, 1999, net cash provided by operating activities of $4.7 million was comprised of net income of $9.5 million plus non-cash charges of $5.5 million less cash used primarily for seasonal working capital requirements of $10.3 million. Cash of $9.0 million was used for capital expenditures and the acquisition of Home Juice. At October 30, 1999, the Company's ratio of current assets to current liabilities was 2.5 to 1 and working capital amounted to $60.8 million.

The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that the capital expenditures for the remainder of fiscal 2000 will be comparable to the same period last year.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. During the six months ended October 30, 1999, the Company purchased 120,980 shares of its common stock. Since January 1998, the Company has purchased 263,310 shares of its common stock.

At October 30, 1999, subsidiaries of the Company had outstanding long-term debt of $41.3 million. Certain debt agreements contain restrictions which require the affected subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 30, 1999, net assets of the subsidiaries totaling approximately $60 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at October 30, 1999, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

Many computer systems were designed using two digits rather than four to determine the year. This may cause computer applications to fail or create erroneous results when handling dates beyond the year 1999 unless corrective measures are taken. The Company has implemented a plan to identify the date processing deficiencies and replace or modify the information technology (IT) systems and non-IT systems that are subject to this problem. Projects are in various stages of completion and management estimates that approximately 98% of the identified issues have been corrected. Costs incurred to date on the Year 2000 project are immaterial and the estimated cost to complete the project is less than $100,000.

The Company has communicated with its significant service providers, suppliers and customers to determine their Year 2000 compliance and the extent to which it is vulnerable if they are not compliant. In addition, contingency plans have been developed specifying what the Company will do if it or important third parties experience disruptions as a result of the Year 2000 problem. Such plans include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures.

The Company believes that it replaced or modified its critical systems to minimize any significant detrimental effects on its operations. However, the Company's Year 2000 issues and any potential business interruptions, costs or losses are dependent, to a significant degree, upon the Year 2000 compliance of third parties. Consequently, management is unable to determine whether Year 2000 failures will materially affect the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Shareholders held on October 1, 1999, Mr. Nick A. Caporella was re-elected to the Board of Directors for a three-year term. Out of 17,271,580 shares voted, 17,239,653 shares were voted for his election and 31,927 shares were withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

                  Exhibit
                  Number         Description
                  ------         -----------

                      27         Financial Data Schedule (For SEC Use Only)


(b)    Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  December 14, 1999

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