Form 10-Q
period 2000-01-29
NATIONAL BEVERAGE CORP
filed 2000-03-14
CIK 69891

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 29, 2000

                                       or

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

The number of shares of Registrant's common stock outstanding as of March 8, 2000 was 18,187,258.

===============================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
    as of January 29, 2000 and May 1, 1999 ..................................    3

    Condensed Consolidated Statements of Income for the three months and
    nine months ended January 29, 2000 and January 30, 1999 ..................   4

    Condensed Consolidated Statements of Cash Flows
    for the nine months ended January 29, 2000
    and January 30, 1999 ....................................................    5

    Notes to Condensed Consolidated Financial Statements ....................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .......................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........   13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...................................................   14

Item 6. Exhibits and Reports on Form 8-K ....................................   14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 29, 2000 AND MAY 1, 1999
(In thousands, except share amounts)
----------------------------------------------------------------------

                                                                                (Unaudited)
                                                                           January 29,     May 1,
                                                                              2000         1999
                                                                         -------------  ------------
ASSETS
Current assets:
    Cash and equivalents ...............................................   $  33,580    $  37,480
    Trade receivables - net of allowances of $435 (January 29, 2000)
       and $671 (May 1, 1999) ..........................................      29,442       34,595
    Inventories ........................................................      27,001       25,207
    Deferred income taxes ..............................................       2,113        1,985
    Prepaid and other ..................................................       4,648        4,878
                                                                           ---------    ---------
    Total current assets ...............................................      96,784      104,145
Property - net .........................................................      60,045       56,103
Intangible  assets - net ...............................................      15,940       14,475
Other assets ...........................................................       6,384        5,681
                                                                           ---------    ---------
                                                                           $ 179,153    $ 180,404
                                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
    Accounts payable ...................................................   $  28,110    $  30,226
    Accrued liabilities ................................................      15,022       14,994
    Income taxes payable ...............................................         116        1,421
                                                                           ---------    ---------
    Total current liabilities ..........................................      43,248       46,641
Long-term debt .........................................................      33,933       40,267
Deferred income taxes ..................................................       8,626        8,344
Other liabilities ......................................................       3,205        3,147
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding ...........................         150          150
    Common stock, $.01 par value - authorized 50,000,000 shares; issued
       22,089,292 shares (22,062,012 shares at May 1, 1999) ............         221          221
   Additional paid-in capital ..........................................      15,435       15,304
   Retained earnings ...................................................      90,715       81,142
   Treasury stock - at cost:
       Preferred stock - 150,000 shares ................................      (5,100)      (5,100)
       Common stock - 3,862,034 shares (3,673,054 shares at May 1, 1999)     (11,280)      (9,712)
                                                                           ---------    ---------
   Total shareholders' equity ..........................................      90,141       82,005
                                                                           ---------    ---------
                                                                           $ 179,153    $ 180,404
                                                                           =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 29, 2000
AND JANUARY 30, 1999
(In thousands, except per share amounts)
----------------------------------------------------------------------


                                                                     (Unaudited)
                                                     Three Months Ended         Nine Months Ended
                                                    2000          1999          2000         1999
                                                  --------      --------      --------      --------

Net sales ..................................      $ 83,130      $ 74,393      $318,326      $297,556

Cost of sales ..............................        56,875        51,006       214,151       199,661
                                                  --------      --------      --------      --------

Gross profit ...............................        26,255        23,387       104,175        97,895

Selling, general and administrative expenses        25,788        22,832        87,720        81,375

Interest expense ...........................           636           721         2,136         2,585

Other income - net .........................           354           203           998         1,008
                                                  --------      --------      --------      --------

Income before income taxes .................           185            37        15,317        14,943

Provision for income taxes .................            70            14         5,744         5,589
                                                  --------      --------      --------      --------

Net income .................................      $    115      $     23      $  9,573      $  9,354
                                                  ========      ========      ========      ========

Net income per share -
   Basic ...................................      $    .01      $    .00      $    .52      $    .50
                                                  ========      ========      ========      ========
   Diluted .................................      $    .01      $    .00      $    .50      $    .48
                                                  ========      ========      ========      ========

Average common shares outstanding -
   Basic ...................................        18,278        18,482        18,365        18,488
                                                  ========      ========      ========      ========
   Diluted .................................        18,955        19,287        19,074        19,315
                                                  ========      ========      ========      ========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999
(In thousands)
------------------------------------------------------------------------------



                                                                (Unaudited)
                                                            2000          1999
                                                         ----------     ----------
OPERATING ACTIVITIES:
Net income ........................................      $  9,573       $  9,354
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization ..............         7,891          6,973
       Deferred income tax provision (benefit) ....           154            (54)
       Loss on sale of property ...................            12             96
       Changes in:
           Trade receivables ......................         8,985         12,415
           Inventories ............................           716         (2,053)
           Prepaid and other assets ...............        (2,201)        (3,205)
           Accounts payable .......................        (6,380)       (16,922)
           Other liabilities, net .................        (4,197)        (7,625)
                                                         --------       --------
Net cash provided by (used in) operating activities        14,553         (1,021)
                                                         --------       --------

INVESTING ACTIVITIES:
Property additions ................................        (5,409)        (4,653)
Acquisition .......................................        (5,200)          --
Other, net ........................................          --               26
                                                         --------       --------
Net cash used in investing activities .............       (10,609)        (4,627)
                                                         --------       --------

FINANCING ACTIVITIES:
Debt borrowings ...................................        19,000          7,000
Debt repayments ...................................       (25,334)        (8,726)
Repurchase of common stock ........................        (1,568)          (750)
Proceeds from stock options exercised .............            58             31
                                                         --------       --------
NET CASH USED IN FINANCING ACTIVITIES .............        (7,844)        (2,445)
                                                         --------       --------

NET DECREASE IN CASH AND EQUIVALENTS ..............        (3,900)        (8,093)

CASH AND EQUIVALENTS - BEGINNING OF YEAR ..........        37,480         40,447
                                                         --------       --------

CASH AND EQUIVALENTS - END OF PERIOD ..............      $ 33,580       $ 32,354
                                                         ========       ========

OTHER CASH FLOW INFORMATION:
Interest paid .....................................      $  2,339       $  2,290
Income taxes paid .................................         6,857          6,864



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 29, 2000
(UNAUDITED)

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 29, 2000 are comprised of finished goods of $13,600,000 and raw materials of $13,401,000. Inventories at May 1, 1999 are comprised of finished goods of $11,904,000 and raw materials of $13,303,000.

3.  PROPERTY

Property consists of the following:

                                          (In thousands)
                                    January 29,        May 1,
                                       2000            1999
                                  -------------       -------

Land ........................      $  10,255       $   8,897
Buildings and improvements ..         33,506          32,047
Machinery and equipment .....         86,904          82,972
                                   ---------       ---------
Total .......................        130,665         123,916
Less accumulated depreciation        (70,620)        (67,813)
                                   ---------       ---------
Property - net ..............      $  60,045       $  56,103
                                   =========       =========

Depreciation expense was $1,873,000 and $5,490,000 for the three and nine month periods ended January 29, 2000, respectively, and $1,514,000 and $4,701,000 for the three and nine month periods ended January 30, 1999, respectively.

4.  DEBT

Debt consists of the following:


                                                                      (In thousands)
                                                            January 29,               May 1,
                                                                2000                   1999
                                                         ------------------       ----------------
Senior Notes                                                        $8,333                $16,667
Credit Facilities                                                    5,000                  7,000
Term Loan Facilities                                                20,600                 16,600
                                                         ------------------       ----------------
Total                                                              $33,933                $40,267
                                                         ==================       ================


A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes") payable in annual principal installments of $8.3 million through November 1, 2000. Additionally, two subsidiaries have three unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and two unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2001 and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiary's election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the bank's reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require the affected subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 29, 2000, net assets of the subsidiaries totaling approximately $62 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

5.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In July 1999, counsel for the plaintiff and all the defendants entered into a Memorandum of Understanding that sets forth proposed settlement terms for the actions Albert H. Kahn v. Burnup & Sims Inc., et. al, Civil Actions 11890 and 13248 filed in Delaware Chancery Court. On or about December 1, 1999, the parties filed a Stipulation of Settlement with the Court and a Court hearing to obtain final approval of the settlement of the actions is scheduled on March 30, 2000. The settlement will not have a material adverse effect on the Company. Reference is made to the Company's prior public filings for a description of the claims in these litigations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

6.  CAPITAL STOCK

During the nine months ended January 29, 2000, options for 27,280 shares were exercised at prices ranging from $.63 to $5.00 per share. At January 29, 2000, options to purchase 1,144,456 shares at a weighted average exercise price of $3.25 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 591,704 shares of common stock were available for grant.

During the nine months ended January 29, 2000, the Company purchased 188,980 shares of its common stock. Such shares are classified as treasury stock.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also produces Spree(R), an all natural soda, and VooDoo Rain(TM), a line of alternative beverages targeted to young consumers. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 29, 2000 (THIRD QUARTER OF FISCAL 2000) COMPARED TO THREE MONTHS ENDED JANUARY 30, 1999 (THIRD QUARTER OF FISCAL 1999)

Net sales for the three months ended January 29, 2000 increased approximately $8.7 million or 12% over the three months ended January 30, 1999. This sales improvement was primarily attributable to an increase in case volume of the Company's proprietary brands and revenues from Home Juice, which was acquired in May 1999. These increases were partially offset by a volume decline in lower-margin allied brands.

Gross profit approximated 31.6% of net sales for the third quarter of fiscal 2000 and 31.4% of net sales for the third quarter of fiscal 1999. This was the result of higher margins from increased sales of branded products, partially offset by increases in certain raw material costs and the acquisition of Home Juice, which is in the process of being integrated into the Company's operations.

Selling, general and administrative expenses increased approximately $3.0 million to 31.0% of net sales for the third quarter of fiscal 2000 from 30.7% of net sales for the third quarter of fiscal 1999. This increase was primarily due to costs related to Home Juice and higher selling and distribution costs.

Interest expense declined during the third quarter of fiscal 2000 compared to the prior year due to a reduction in average debt outstanding. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.8% of income before taxes for both the third quarter of fiscal 2000 and fiscal 1999. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $115,000 or $.01 per share for the three months ended January 29, 2000, compared to $23,000 for the three months ended January 30, 1999.

NINE MONTHS ENDED JANUARY 29, 2000 (FIRST NINE MONTHS OF FISCAL 2000) COMPARED TO NINE MONTHS ENDED JANUARY 30, 1999 (FIRST NINE MONTHS OF FISCAL 1999)

Net sales for the nine months ended January 29, 2000 increased approximately $20.8 million, or 7%, over the first nine months of the prior year. This sales improvement was primarily attributable to an increase in case volume of the Company's proprietary brands and revenues from Home Juice. These increases were partially offset by a volume decline in lower-margin allied brands.

Gross profit approximated 32.7% of net sales for the first nine months of fiscal 2000 and 32.9% of net sales for the first nine months of fiscal 1999. This was the result of higher margins on increased sales of branded products, offset by increases in certain raw material costs and the effect of the Home Juice acquisition noted above.

Selling, general and administrative expenses increased approximately $6.3 million to 27.6% of net sales for the first nine months of fiscal 2000 from 27.3% of net sales for the first nine months of fiscal 1999. This increase was primarily due to costs related to Home Juice and higher selling and distribution costs.

Interest expense declined during the nine months ended January 29, 2000 compared to the prior year due to a reduction in debt outstanding.

The effective rate for income taxes, based upon estimated annual income tax rates, amounted to 37.5% and 37.4% of income before taxes for the first nine months of fiscal 2000 and fiscal 1999, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $9.6 million or $.52 per share for the nine months ended January 29, 2000, from $9.4 million or $.50 per share for the nine months ended January 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JANUARY 29, 2000 COMPARED TO MAY 1, 1999

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the nine months ended January 29, 2000, the Company generated EBITDA of $25.3 million, as compared to EBITDA of $24.5 million for the comparable period last year.

For the nine months ended January 29, 2000, net cash provided by operating activities of $14.6 million was comprised of net income of $9.6 million plus non-cash charges of $8.1 million less cash used primarily for working capital requirements of $3.1 million. Cash of $10.6 million was used for capital expenditures and the acquisition of Home Juice. At January 29, 2000, the Company's ratio of current assets to current liabilities was 2.2 to 1 and working capital amounted to $53.5 million.

The Company is evaluating various capital projects to expand capacity at certain manufacturing facilities. Presently, however, the Company has no material commitments for capital expenditures and expects that the capital expenditures for the remainder of fiscal 2000 will be comparable to the same period last year.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. During the nine months ended January 29, 2000, the Company purchased 188,980 shares of its common stock. Through January 2000, the Company has acquired 331,310 shares of its common stock pursuant to the repurchase agreement.

At January 29, 2000, certain subsidiaries of the Company had outstanding long-term debt of $33.9 million. Debt agreements contain restrictions which require these subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At January 29, 2000, net assets of the subsidiaries totaling approximately $62 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at January 29, 2000, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

In December 1999, the Company completed its efforts to correct the date processing deficiencies related to the Year 2000. Costs incurred on this project were not material. The Company experienced no difficulties or business disruptions related to this matter and the Company is not aware of any difficulties or business disruptions experienced by its significant service providers, suppliers or customers. The Company will continue to monitor its critical systems to ensure that any latent Year 2000 problems that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"), including statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company's ability to increase prices; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; unanticipated costs or latent problems relating to Year 2000 compliance; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

DATE:  March 14, 2000

                                           NATIONAL BEVERAGE CORP.

                                           (Registrant)

                                           By: \s\ DEAN A. MCCOY
                                           ---------------------------------
                                           Dean A. McCoy
                                           Vice President - Controller
                                           (On behalf of the Registrant and as
                                           Principal Accounting Officer)