Form 10-K405
period 2000-04-29
NATIONAL BEVERAGE CORP
filed 2000-07-28
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000

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

                                 (954) 581-0922
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                          -----------------------------------------
 Common Stock, par value $.01 per share                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on July 20, 2000 was approximately $30,242,000.

The number of shares of Registrant's common stock outstanding as of July 20, 2000 was 18,180,938.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 28, 2000 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R), and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also provides specialty products, including VooDoo Rain(TM), a line of alternative beverages geared toward young consumers, and St. Nick's(TM) holiday soft drinks. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities, which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The Company's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. In addition, the strength of its brands and location of its manufacturing facilities distinguish the Company as a single-source supplier of branded and allied branded beverages for national and regional retailers that rely on the warehouse distribution system.

Various means are utilized by the Company to maintain its position as a cost-effective producer of beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, bulk delivery to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. Management believes it is able to offer retailers a higher profit margin on Company branded products and allied brands than is typically available from those soft drink companies that utilize the direct-store delivery method.

PRODUCTS

Shasta and Faygo, the Company's traditional soft drink brands, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 100 years ago and distributed nationally, Shasta is the largest of the Company's brands and includes approximately 60 flavors as well as bottled spring water. Established over 90 years ago, Faygo products are primarily distributed east of the Mississippi River and include over 45 flavors. National Beverage Corp. also produces and markets Ohana, a line of fruit flavored, non-carbonated beverages and Big Shot, a regional multi-flavored soft drink line established in 1935. The Company's premium and alternative beverage lines include Everfresh, Home Juice and Mr. Pure 100% juice and juice-based products; ClearFruit all natural, non-carbonated water with fresh fruit flavors; LaCROIX and Mt. Shasta sparkling and still water products; and VooDoo Rain non-carbonated beverages.

During the fiscal year ended April 29, 2000 ("fiscal 2000"), the Company's portfolio of brands was expanded by the purchase of Home Juice, a Chicago-based producer and distributor of Mr. Pure(R) and Home Juice(R) 100% juice and juice-based beverages. Established in 1946, Home Juice products are sold through a wide base of independent distributors located throughout the United States and through company-owned direct-store distribution systems in the midwestern and southern United States.

Although cola drinks account for approximately 55% of the soft drink industry's domestic grocery channel volume, the Company's "fantasy of flavors" strategy emphasizes its non-cola products. As a result, colas account for less than 20% of the Company's total volume. In recent years, the volume of the "flavor segment" of the soft drink market has grown more than three times faster than cola volume. Management believes the Company's success in the carbonated soft-drink flavor category is due to the long established brand awareness of Shasta and Faygo along with its continued "flavor-enhancement" philosophy. During fiscal 2000, the Company added 13 new and unique flavors, including several additions to its ClearFruit, VooDoo Rain and "exotic flavors of Shasta" lines.

MANUFACTURING

The Company's fifteen bottling plants are strategically located across the continental United States, enabling the Company to efficiently manufacture and distribute beverages to most geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each regional market. The Company utilizes a variety of package sizes, including 8-ounce cans; 6-pack, 12-pack, and 18-pack twelve-ounce cans; one, two and three liter "family size" bottles; and 10-ounce, 16-ounce, 20-ounce and 32-ounce bottles targeted to single-serve markets.

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

DISTRIBUTION

The Company utilizes multiple distribution systems to deliver its products through four primary distribution channels consisting of take-home, convenience, food service and vending.

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

The Company distributes its products to the convenience store and retail gas station market through its own direct-store delivery fleet and that of independent distributors. Because of the higher retail prices and margins that typically prevail, the Company has undertaken several measures to expand its convenience channel distribution in recent years. These include development of products specifically targeted to single-serve markets, such as VooDoo Rain and ClearFruit, and the acquisition of the Everfresh, Home Juice and Mr. Pure juice lines. The Company increased distribution through this channel during fiscal 2000, and intends to continue emphasizing growth within this channel during fiscal 2001.

The Company's food service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food service wholesalers. The Company's food service products are distributed primarily through independent, specialized distributors. Additionally, schools and certain other institutions are serviced through company-owned direct-store distribution systems.

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

Additionally, the Company sponsors special holiday promotions including St Nick's, which features special holiday flavors and colors for Christmas.

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

RAW MATERIALS

The Company's centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for its fifteen bottling facilities, management believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of beverages.

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

All of the materials or ingredients used by the Company are presently available, although strikes, weather conditions, governmental control or regulations, national emergencies or other events outside the Company's control could adversely affect the supply of specific materials. Additionally, pricing and availability of certain of the Company's raw materials are based on commodities, primarily aluminum, corn and juice concentrates, which tend to fluctuate based upon worldwide market conditions. See Item 7A.

SEASONALITY

The Company's sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The production and sale of non-alcoholic beverages is highly competitive and the Company's competitive position varies in each of its market areas. Competition by national brand soft drink companies as well as other regional soft drink producers can be intense, particularly with regard to price and price promotions. The Company is not considered dominant in any market. Products produced and marketed by the Company compete with national brands delivered directly to retail customers by franchised bottlers, as well as local and regional products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Competition is based upon taste, quality, price, availability, promotion, packaging, advertising and service to the customer.

TRADEMARKS

The Company maintains various registered trademarks for its proprietary brands in the United States and abroad, which are significant to the business of the Company. The Company intends to continue to maintain all registrations of its significant trademarks and use the trademarks in the operation of its businesses.

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

EMPLOYEES

As of April 29, 2000, the Company employed approximately 1,500 people, of which approximately 300 are covered by collective bargaining agreements. Management believes that the Company's relations with its employees are good.

ITEM 2.   PROPERTIES

The principal properties of the Company include fifteen production facilities located in thirteen states which, in the aggregate, comprise approximately two million square feet. Twelve facilities are owned by the Company and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Three production facilities, located in Louisiana, Maryland and Florida, are leased subject to agreements that expire through 2002. Management believes the Company's facilities are generally in good condition and sufficient to meet its present needs.

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

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is a party to various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company, par value $.01 per share, is listed and traded on the American Stock Exchange under the symbol "FIZ".

The table below sets forth, for the periods indicated, the high and low prices of the common stock as reported by the American Stock Exchange:

                                     Fiscal 2000                Fiscal 1999
                                   High        Low           High         Low
                                   ----        ---           ----         ---
First Quarter                    $9 3/4       $8 1/4       $12 1/16     $9 7/8
Second Quarter                    9 3/8        7 3/4        10 3/4       9 3/4
Third Quarter                     8 3/8        7 3/8        10 1/2       8 3/4
Fourth Quarter                    8 1/16       7 7/8         9           7 3/8

HOLDERS

At July 20, 2000, there were 1,018 stockholders of record of the Company's common stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

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

ITEM 6.   SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                                              Fiscal Year Ended (1):
                                                     ------------------------------------------------------------------------
                                                     April 29,        May 1,          May 2,          May 3,        April 27,
                                                       2000            1999            1998            1997            1996
                                                     --------        --------        --------        --------        --------
STATEMENT OF INCOME DATA:
Net sales                                            $426,269        $402,108        $400,749        $385,427        $350,431
Cost of sales                                         286,245         268,844         275,083         275,453         261,859
                                                     --------        --------        --------        --------        --------
Gross profit                                          140,024         133,264         125,666         109,974          88,572
Selling, general and administrative
    expenses                                          120,104         110,246         102,195          88,921          70,029
Interest expense                                        2,789           3,304           4,175           4,951           4,969
Other income - net                                      4,754           1,323           1,633             871             950
                                                     --------        --------        --------        --------        --------
Income before income taxes                             21,885          21,037          20,929          16,973          14,524
Provision for income taxes                              8,302           7,868           7,827           6,280           5,520
                                                     --------        --------        --------        --------        --------
Net income                                           $ 13,583        $ 13,169        $ 13,102        $ 10,693        $  9,004
                                                     ========        ========        ========        ========        ========

Net income per share (2):
        Basic                                        $    .74        $    .71        $    .71        $    .58        $    .44
        Diluted                                           .71             .68             .68             .56             .43

BALANCE SHEET DATA:
Working capital                                      $ 54,907        $ 57,504        $ 50,398        $ 47,624        $ 43,580
Property - net                                         62,430          56,103          55,945          55,436          56,226
Total assets                                          197,754         180,404         182,327         170,897         177,560
Long-term debt                                         33,933          40,267          41,600          55,026          62,568
Deferred income taxes                                   8,011           8,344           8,332           7,245           6,805
Shareholders' equity                                   93,686          82,005          69,980          56,703          47,052

(1)      Fiscal 1997 consisted of 53 weeks.
(2) Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. For fiscal 1996, earnings applicable to common shares is comprised of net income less preferred dividends. Per share amounts are adjusted for the 2 for 1 stock split distributed on October 25, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

National Beverage Corp. manufactures and markets a wide variety of quality beverages in multiple flavors and package sizes. The Company's strategy includes supporting the franchise value of regional brands; developing and acquiring innovative products tailored toward healthy lifestyles; and appealing to the "quality-price" sensitivity factor of the family consumer. The Company utilizes multiple distribution systems to deliver its products through four primary distribution channels consisting of take-home, convenience, food service and vending.

During the past two years, the Company has focused on expanding its beverage portfolio to juice and water products having a strong distribution presence in the convenience channel. The acquisition of Everfresh, LaCROIX, Home Juice and Mr. Pure brands, together with the internal development of VooDoo Rain and ClearFruit, has diversified the Company's beverage portfolio and strengthened its position in the higher-margin convenience channel of distribution. The Company utilizes a wide base of independent distributors and established company-owned, direct-store delivery systems to provide service to convenience stores and other retailers.

The Company continues to strengthen its brand equity within the take-home channel through greater retailer sponsorship attained through long-term contractual alliances with national and regional retailers ("Strategic Alliances"). The continued consolidation of smaller retail outlets into larger and highly price-sensitive businesses has increased the retailers' need for a single-source, high-quality, service-oriented manufacturer of beverage products. Through its Strategic Alliances, the Company has joined with these retailers to manufacture, market and sell its brands as well as brands developed specifically for the retailer ("allied brands"). Retailers are able to realize better inventory management, enhanced quality control and reduced freight costs by contracting with one national supplier that can provide consistent quality, flavor and packaging throughout the continental United States. Accordingly, management believes that the strength of its regional brands and the location of its manufacturing facilities position the Company as one of the leading single-source suppliers of high-quality, high-value beverages, such as Shasta, Faygo, Everfresh and LaCROIX, as well as allied branded soft drinks that are distributed through the warehouse.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. Management believes that brand recognition, quality, customer service, availability and value are primary factors affecting the Company's position in the marketplace.

RESULTS OF OPERATIONS

Net Sales:

Net sales for fiscal 2000 increased approximately $24.2 million, or 6%, over the prior year. This improvement was primarily attributed to an increase in case volume of the Company's proprietary brands and revenues from the May 1999 acquisition of Home Juice. These increases are net of volume declines in lower-margin allied branded products.

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

Gross Profit:

Gross profit approximated 32.8% of net sales for fiscal 2000 and 33.1% of net sales for fiscal 1999. This decline was the result of increases in certain raw material costs and higher production costs related to Home Juice, partially offset by favorable changes in product and package mix.

Gross profit improved $7.6 million to $133.3 million in fiscal 1999. This improvement was principally due to favorable changes in product and distribution mix, the increase in selling prices noted above, and the effects of lower raw materials costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased to $120.1 million or 28.2% of net sales for fiscal 2000. This increase was primarily due to expenses related to Home Juice and higher selling and startup distribution costs resulting from expanded distribution in the convenience channel, which should reflect a net positive return in future periods.

Selling, general and administrative expenses increased to $110.2 million or 27.4% of net sales for fiscal 1999. This increase is due to higher delivery costs associated with convenience channel growth and higher marketing costs, including expanded in-store advertising and other merchandising programs related to the Strategic Alliance initiative and the introduction of certain premium beverage products.

Interest Expense and Other Income-Net:

Fiscal 2000 and 1999 interest expense decreased $.5 million and $.9 million, respectively, due to a reduction in average outstanding debt. Other income includes interest income of $1.4 million for fiscal 2000 and 1999, and $1.7 million for fiscal 1998. In addition, other income for fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

Income Taxes:

The Company's effective tax rate was approximately 37.9% for fiscal 2000 and 37.4% for fiscal 1999 and 1998. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company generated EBITDA of $34.8 million for fiscal 2000 and $34.3 million for fiscal 1999. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

Cash and equivalents aggregated $38.5 million at April 29, 2000 and $37.5 million at May 1, 1999. Cash provided by operations of $19.6 million was comprised of net income of $13.6 million and non-cash charges of $7.4 million less working capital requirements of $1.4 million. Cash of $10.3 million was used for investing activities, primarily for capital expenditures and the acquisition of Home Juice. Cash of $8.4 million was used for financing activities, principally for net debt repayments and purchase of common stock. The Company's ratio of current assets to current liabilities approximated 1.9 to 1 and 2.2 to 1 at April 29, 2000 and May 1, 1999, respectively, and working capital decreased to $54.9 million from $57.5 million for those same periods.

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2001 capital expenditures will be comparable to fiscal 2000.

At April 29, 2000, the Company had long-term debt outstanding of $33.9 million. Certain debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At April 29, 2000, net assets of subsidiaries totaling approximately $63 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at April 29, 2000 and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 5 of Notes to Consolidated Financial Statements.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2000 and 1999, the Company purchased 265,980 shares and 142,330 shares, respectively, of common stock on the open market.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisors, Inc. ("CMA") of approximately $4.3 million for fiscal 2000 and $4.0 million for fiscal 1999 and 1998. At April 29, 2000, the Company owed $879,000 to CMA for unpaid fees. See Note 6 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement modifies the method of accounting for derivatives by requiring that all derivatives be recorded at fair market values in the balance sheet. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company believes that the implementation of SFAS 133 will not materially affect its operating results or financial position.

YEAR 2000 COMPLIANCE

The Company experienced no significant difficulties or business disruptions related to the Year 2000 date change. In addition, the Company is not aware of any Year 2000 difficulties or business disruptions experienced by its significant service providers, suppliers, or customers. The Company will continue to monitor its critical systems to ensure that any latent Year 2000 problems that may arise are addressed promptly. There were no material costs incurred on Year 2000 compliance.

FORWARD LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company's Strategic Alliance objective; success of the Company in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company's ability to increase prices; continued retailer support for the Company's brands; changes in consumer preferences; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are commodity prices and interest rates.

Commodities

The Company purchases various raw materials that fluctuate based on commodity market conditions. These include aluminum cans, high fructose corn syrup, and various juice concentrates. The Company's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

Interest Rates

At the end of fiscal 2000, the Company had approximately $8.3 million of fixed rate term debt and $20.6 million of floating rate term debt outstanding. In addition, the Company has floating rate revolving credit agreements aggregating $48 million, of which $5 million was outstanding at April 29, 2000. If the interest rate changed by 100 basis points (1%), interest expense for fiscal 2000 would have changed by approximately $200,000. Because of its limited exposure to interest rate movements, the Company does not currently utilize interest rate swaps or other interest rate hedging products.

The Company's investment portfolio consists primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2000 would have changed by approximately $250,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 29, 2000 AND MAY  1, 1999
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                                                                          2000               1999
                                                                                                       ---------          ---------
ASSETS
Current assets:
     Cash and equivalents                                                                              $  38,482          $  37,480
     Trade receivables - net of allowances of $534 (2000) and $671 (1999)                                 39,116             34,595
     Inventories                                                                                          29,056             25,207
     Deferred income taxes                                                                                 1,465              1,985
     Prepaid and other                                                                                     5,554              4,878
                                                                                                       ---------          ---------
     Total current assets                                                                                113,673            104,145
Property - net                                                                                            62,430             56,103
Intangible  assets - net                                                                                  15,754             14,475
Other assets                                                                                               5,897              5,681
                                                                                                       ---------          ---------
                                                                                                       $ 197,754          $ 180,404
                                                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                  $  37,199          $  30,226
     Accrued liabilities                                                                                  19,646             14,994
     Income taxes payable                                                                                  1,921              1,421
                                                                                                       ---------          ---------
     Total current liabilities                                                                            58,766             46,641
Long-term debt                                                                                            33,933             40,267
Deferred income taxes                                                                                      8,011              8,344
Other liabilities                                                                                          3,358              3,147
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
        shares issued;  no shares outstanding                                                                150                150
     Common stock, $.01 par value - authorized 50,000,000 shares;
        issued 22,117,332 shares (2000) and 22,062,012 shares (1999);
        outstanding 18,178,298 shares (2000) and 18,388,958 shares (1999)                                    221                221
   Additional paid-in capital                                                                             15,556             15,304
   Retained earnings                                                                                      94,725             81,142
   Treasury stock - at cost:
        Preferred stock - 150,000 shares                                                                  (5,100)            (5,100)
        Common stock - 3,939,034 shares (2000) and 3,673,054 shares (1999)                               (11,866)            (9,712)
                                                                                                       ---------          ---------
   Total shareholders' equity                                                                             93,686             82,005
                                                                                                       ---------          ---------
                                                                                                       $ 197,754          $ 180,404
                                                                                                       =========          =========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                                                      2000                1999                1998
                                                                                    --------            --------            --------
Net sales                                                                           $426,269            $402,108            $400,749

Cost of sales                                                                        286,245             268,844             275,083
                                                                                    --------            --------            --------

Gross profit                                                                         140,024             133,264             125,666

Selling, general and administrative expenses                                         120,104             110,246             102,195

Interest expense                                                                       2,789               3,304               4,175

Other income - net                                                                     4,754               1,323               1,633
                                                                                    --------            --------            --------

Income  before income taxes                                                           21,885              21,037              20,929

Provision for income taxes                                                             8,302               7,868               7,827
                                                                                    --------            --------            --------

Net income                                                                          $ 13,583            $ 13,169            $ 13,102
                                                                                    ========            ========            ========

Net income per share -
   Basic                                                                            $    .74            $    .71            $    .71
                                                                                    ========            ========            ========
   Diluted                                                                          $    .71            $    .68            $    .68
                                                                                    ========            ========            ========

Average common shares outstanding -
   Basic                                                                              18,321              18,474              18,477
                                                                                    ========            ========            ========
   Diluted                                                                            19,018              19,278              19,323
                                                                                    ========            ========            ========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED APRIL 29, 2000, MAY  1, 1999 AND MAY 2, 1998
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                      2000                           1999                            1998
                                           -------------------------      --------------------------      --------------------------
                                              Shares        Amount          Shares         Amount          Shares          Amount
                                              ------        ------          ------         ------          ------          ------
PREFERRED STOCK
Beginning and end of year                      150,000    $       150         150,000    $       150         150,000    $       150
                                           ===========    -----------     ===========    -----------     ===========    -----------

COMMON STOCK
Beginning  of year                          22,062,012            221      22,025,212            220      21,990,492            220
Stock options exercised                         55,320             --          36,800              1          34,720             --
                                           -----------     -----------    -----------     -----------    -----------    -----------
End of year                                 22,117,332            221      22,062,012            221      22,025,212            220
                                           ===========    -----------     ===========    -----------     ===========    -----------

ADDITIONAL PAID-IN CAPITAL
Beginning  of year                                             15,304                         15,118                         14,943
Stock options exercised                                           252                            186                            175
                                                          -----------                    -----------                    -----------
End of year                                                    15,556                         15,304                         15,118
                                                          -----------                    -----------                    -----------
RETAINED EARNINGS
Beginning of year                                              81,142                         67,973                         54,871
Net income                                                     13,583                         13,169                         13,102
                                                          -----------                    -----------                    -----------
End of year                                                    94,725                         81,142                         67,973
                                                          -----------                    -----------                    -----------
TREASURY STOCK-PREFERRED
Beginning and end of year                      150,000         (5,100)        150,000         (5,100)        150,000         (5,100)
                                           ===========    -----------     ===========    -----------     ===========    -----------

TREASURY STOCK-COMMON
Beginning of year                            3,673,054         (9,712)      3,530,724         (8,381)      3,530,724         (8,381)
Purchase of common stock                       265,980         (2,154)        142,330         (1,331)             --             --
                                           -----------    -----------     -----------    -----------     -----------    -----------
End of year                                  3,939,034        (11,866)      3,673,054         (9,712)      3,530,724         (8,381)
                                           ===========    -----------     ===========    -----------     ===========    -----------


TOTAL SHAREHOLDERS' EQUITY                                $    93,686                    $    82,005                    $    69,980
                                                          ===========                    ===========                    ===========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(In thousands)
-------------------------------------------------------------------------------

                                                                                   2000                 1999                 1998
                                                                                 --------             --------             --------
OPERATING ACTIVITIES:
Net income                                                                       $ 13,583             $ 13,169             $ 13,102
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                               10,163                9,921                9,254
       Deferred income tax provision                                                  582                  181                  692
       Loss (gain) on sale of assets                                               (3,364)                  74                   69
       Changes in:
           Trade receivables                                                         (677)               1,186               (8,437)
           Inventories                                                             (1,934)              (1,805)                 188
           Prepaid and other assets                                                (3,441)              (3,859)              (3,201)
           Accounts payable                                                         2,809               (6,839)               8,521
           Other liabilities, net                                                   1,926               (5,290)               3,795
                                                                                 --------             --------             --------
Net cash provided by operating activities                                          19,647                6,738               23,983
                                                                                 --------             --------             --------

INVESTING ACTIVITIES:
Property additions                                                                 (8,559)              (6,772)              (7,312)
Proceeds from sale of assets                                                        3,557                   42                  216
Acquisitions, net of cash acquired                                                 (5,258)                  --                   --
                                                                                 --------             --------             --------
Net cash used in investing activities                                             (10,260)              (6,730)              (7,096)
                                                                                 --------             --------             --------

FINANCING ACTIVITIES:
Debt borrowings                                                                    24,000               14,000                8,300
Debt repayments                                                                   (30,334)             (15,726)             (22,058)
Purchase of common stock                                                           (2,154)              (1,331)                  --
Proceeds from stock options exercised                                                 103                   82                   61
                                                                                 --------             --------             --------
Net cash used in financing activities                                              (8,385)              (2,975)             (13,697)
                                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     1,002               (2,967)               3,190

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                           37,480               40,447               37,257
                                                                                 --------             --------             --------

CASH AND EQUIVALENTS - END OF YEAR                                               $ 38,482             $ 37,480             $ 40,447
                                                                                 ========             ========             ========

OTHER CASH FLOW INFORMATION:
Interest paid                                                                    $  2,867             $  2,909             $  5,067
Income taxes paid                                                                   7,366                7,071                6,204


See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

Organization

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R), and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM) and ClearFruit(R) flavored and spring water products. The Company also provides specialty products, including VooDoo Rain(TM), a line of alternative beverages geared toward young consumers, and St. Nick's(TM) holiday soft drinks. Substantially all of the Company's brands are produced in its fifteen manufacturing facilities, which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated. The Company's fiscal year ends the Saturday closest to April 30th. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

Credit Risk

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. At April 29, 2000 and May 1, 1999, one customer represented approximately 13% and 14%, respectively, of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 2000, 1999 or 1998.

Customer Contracts

The Company incurs certain costs related to long-term contractual relationships with national and regional retailers to manufacture and market Company and allied branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the

Company's policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with remaining periods of one year or less are included in other current assets and all other amounts are included in other assets. Advertising costs are expensed as incurred.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 29, 2000 are comprised of finished goods of $15,377,000 and raw materials of $13,679,000. Inventories at May 1, 1999 are comprised of finished goods of $11,904,000 and raw materials of $13,303,000.

Property

Property is recorded at cost. Depreciation is computed by the straight-line method over estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 15 years for machinery and equipment. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

Intangible Assets

Intangible assets consist of goodwill, trademarks, formulas and customer lists at costs assigned at the date of acquisition and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 40 years. Intangible assets at April 29, 2000 and May 1, 1999 consisted of the following:

                                                            (In thousands)
                                                       2000              1999
                                                       ----              ----
Goodwill                                             $ 17,122          $ 15,309
Other                                                   5,013             4,913
                                                     --------          --------
Total                                                  22,135            20,222
Less accumulated amortization                          (6,381)           (5,747)
                                                     --------          --------
Net                                                  $ 15,754          $ 14,475
                                                     ========          ========

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

Segment Reporting

The Company operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

2.       ACQUISITIONS

In May 1999, the Company acquired the operations and assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired included a manufacturing facility, receivables, inventory and the Mr. Pure and Home Juice trademarks. The operating results of Home Juice have been included in the consolidated statements of income from the date of acquisition.

3.       PROPERTY

Property at April 29, 2000 and May 1, 1999 consisted of the following:

                                                            (In thousands)
                                                       2000              1999
                                                    ---------         ---------
Land                                                $  10,617         $   8,897
Buildings and improvements                             34,416            32,047
Machinery and equipment                                89,345            82,972
                                                    ---------         ---------
Total                                                 134,378           123,916
Less accumulated depreciation                         (71,948)          (67,813)
                                                    ---------         ---------
Property - net                                      $  62,430         $  56,103
                                                    =========         =========

Depreciation expense was $6,966,000 for fiscal 2000, $6,498,000 for fiscal 1999 and $6,518,000 for fiscal 1998. Other income for the fourth quarter of fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

4.       ACCRUED LIABILITIES

Accrued liabilities at April 29, 2000 and May 1, 1999 consisted of the following:

                                                              (In thousands)
                                                          2000            1999
                                                        -------          -------
Accrued promotions                                      $ 5,350          $ 5,048
Accrued compensation                                      5,343            4,295
Other accrued liabilities                                 8,953            5,651
                                                        -------          -------
Total                                                   $19,646          $14,994
                                                        =======          =======

5.       DEBT

Long-term debt at April 29, 2000 and May 1, 1999 consisted of the following:

                                                            (In thousands)
                                                         2000            1999
                                                        -------          -------
Senior Notes                                           $ 8,333           $16,667
Credit Facilities                                        5,000             7,000
Term Loan Facilities                                    20,600            16,600
                                                       -------           -------
Total                                                  $33,933           $40,267
                                                       =======           =======

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes"), of which the final annual installment of $8.3 million is due on November 1, 2000. Additionally, certain subsidiaries maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire December 9, 2001 and bear interest at 1/2% below the banks' reference rates or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rates or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Terms Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At April 29, 2000, net assets of subsidiaries totaling approximately $63 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

The long-term portion of debt at April 29, 2000 matures as follows:

                                                                  (In thousands)
Fiscal 2002                                                          $23,033
Fiscal 2003                                                            9,200
Fiscal 2004                                                            1,100
Fiscal 2005                                                              600
                                                                     -------
                                                                     $33,933
                                                                     =======

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments. At April 29, 2000 and May 1, 1999, the difference between the estimated fair value and the carrying value of debt instruments was not material.

6.       CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2000 and 1999, the Company purchased 265,980 shares and 142,330 shares, respectively, of common stock on the open market. Such shares are classified as treasury stock.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. ("CMA"), a corporation owned by the Company's Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company's Board of Directors. The Company incurred a fee to CMA of $4,263,000, $4,021,000, and $4,007,000 for fiscal 2000,
1999 and 1998, respectively. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable in the accompanying consolidated balance sheets at April 29, 2000 and May 1, 1999 were amounts due CMA of $879,000 and $1,288,000, respectively.

7.       INCOME TAXES

The provision for income taxes consists of the following:

                                                      (In thousands)

                                         2000             1999             1998
                                        ------           ------           ------
Current                                 $7,720           $7,687           $7,135
Deferred                                   582              181              692
                                        ------           ------           ------
Total                                   $8,302           $7,868           $7,827
                                        ======           ======           ======


The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                    2000       1999       1998
                                                   ------     ------     ------
Statutory federal income tax rate                   35.0%      35.0%      35.0%
State income taxes, net of federal benefit           2.4        2.5        1.7
Goodwill and other permanent differences              .8         .8         .7
Other, net                                           (.3)       (.9)        --
                                                   -----      -----     ------
Effective income tax rate                           37.9%      37.4%      37.4%
                                                   =====      =====     ======

The Company provides deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. The Company's deferred tax assets and liabilities as of April 29, 2000 and May 1, 1999 consisted of the following:

                                                              (In thousands)
                                                           2000           1999
                                                          -------        -------
Deferred tax assets:
    Accrued expenses and other                            $ 3,941        $ 2,544
    Inventory and amortizable assets                          238            575
                                                          -------        -------
    Total deferred tax assets                               4,179          3,119
Deferred tax liabilities:
    Property and intangibles                               10,725          9,478
                                                          -------        -------
Net deferred tax liabilities                              $ 6,546        $ 6,359
                                                          =======        =======

8.       LEASES

Future minimum rental commitments for non-cancelable operating leases at April 29, 2000 are as follows:

                                                                  (In thousands)
Fiscal 2001                                                          $ 5,650
Fiscal 2002                                                            4,491
Fiscal 2003                                                            3,971
Fiscal 2004                                                            3,540
Fiscal 2005                                                            2,355
                                                                     -------
Total minimum lease payments                                         $20,007
                                                                     =======

Rental expense was $8,179,000 for fiscal 2000, $6,605,000 for fiscal 1999 and $5,775,000 for fiscal 1998.

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

Pursuant to a Special Stock Option plan, the Company has authorized the issuance of options to purchase up to an aggregate of 400,000 shares of common stock. Options may be granted for such consideration as determined by the Board or a Committee of the Board. The Company also authorized the issuance of options to purchase up to 50,000 shares of common stock to be issued at the direction and discretion of the Chairman.

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

The Company's 1991 Stock Purchase Plan (the "Stock Purchase Plan") provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (i) have been employed by the Company for at least two years, (ii) are not part-time employees of the Company and (iii) are not owners of five percent (5%) or more of the common stock of the Company. As of April 29, 2000, no shares have been issued under the Stock Purchase Plan.

The following is a summary of stock option activity:

                                                               2000
                                                     ---------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise           1999                1998
                                                    Shares                Price           Shares              Shares
                                                    ------                -----           ------              ------
Options outstanding, beginning of year             1,191,276            $   3.29        1,108,086           1,120,360
Options granted                                        8,000                5.24          123,300              53,766
Options exercised                                    (55,320)               2.28          (36,800)            (34,720)
Options canceled                                     (22,000)               7.08           (3,310)            (31,320)
                                                  ----------                           ----------          ----------
Options outstanding, end of year                   1,121,956                3.28        1,191,276           1,108,086
                                                  ==========                           ==========          ==========

Options exercisable, end of year                     920,812                              804,920             659,332
Options available for grant, end of year             586,164                              572,164             522,154


The following is a summary of stock options outstanding at April 29, 2000:

                                           Options Outstanding                               Options Exercisable
                         --------------------------------------------------------         --------------------------
                          Weighted
                          Average                                        Weighted                           Weighted
                         Remaining                                        Average                           Average
      Range of           Contractual                                     Exercise                           Exercise
   Exercise Price           Life                    Shares                 Price          Shares             Price
   --------------           ----                    ------                 -----          ------             -----
        $.13              2 years                   88,000                  $ .13          88,000            $ .13
     $.38-$.63            2 years                   73,600                    .48          73,600              .48
       $1.25              2 years                   54,400                   1.25          54,400             1.25
    $1.97-$2.56           4 years                  584,240                   2.17         558,512             2.16
    $4.75-$4.95           6 years                    7,500                   4.76           4,200             4.75
       $5.00              6 years                  155,400                   5.00          93,240             5.00
    $5.10-$6.43           8 years                   34,516                   5.82              --               --
       $9.88              8 years                   94,300                   9.88          18,860             9.88
   $10.00-$13.50          3 years                   30,000                  11.67          30,000            11.67
                                                 ---------                                -------
                                                 1,121,956                   3.28         920,812             2.54
                                                 =========                                =======

The option price range for all options outstanding at the end of the fiscal year was $.13 to $13.50 for 2000 and 1999, and $.13 to $11.50 for 1998. The option price range for options exercised during the fiscal year was $.63 to $5.00 for 2000, 1999 and 1998.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123") for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of stock option grants was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of approximately 50% for 2000, 1999 and 1998, risk free interest rates of approximately 6% for 2000, 1999, and 1998; and no dividend payments. The weighted average fair value of options granted during the fiscal year was $6.46 for 2000, $6.53 for 1999, and $5.70 for 1998. Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share for fiscal 2000, 1999 and 1998 would have been reduced on a pro forma basis by less than $200,000 ($.01 per share) for each year. The above pro forma effect on net income and earnings per share may not be indicative of future results because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996, and additional grants in future years are possible.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1,289,000 for fiscal 2000, $1,084,000 for fiscal 1999, and $1,349,000 for fiscal 1998.

10.      COMMITMENTS AND CONTINGENCIES

From time to time, the company is a party to various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company's financial position.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             (In thousands, except per share amounts)
                                                                 First              Second               Third              Fourth
                                                                Quarter             Quarter             Quarter             Quarter
                                                                -------             -------             -------             -------
Fiscal 2000
-----------
Net sales                                                       $130,085            $105,111            $ 83,130            $107,943
Gross profit                                                      43,515              34,405              26,255              35,849
Net income                                                         6,611               2,847                 115               4,010
Net income per common share:
    Basic                                                       $    .35            $    .16            $    .01            $    .22
    Diluted                                                     $    .34            $    .15            $    .01            $    .21

Fiscal 1999
-----------
Net sales                                                       $121,906            $101,257            $ 74,393            $104,552
Gross profit                                                      41,940              32,568              23,387              35,369
Net income                                                         6,345               2,986                  23               3,815
Net income per common share:
    Basic                                                       $    .34            $    .16                  --            $    .21
    Diluted                                                     $    .33            $    .15                  --            $    .20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of National Beverage Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 29, 2000 and May 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 29 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Miami, Florida
July 26, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 28, 2000 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 29, 2000.

           Name                                Age           Position with Company
           ----                                ---           ---------------------
           Nick A. Caporella (1)               64            Chairman of the Board, Chief
                                                             Executive Officer, President and
                                                             Chief Financial Officer

           Joseph G. Caporella (2)             40            Executive Vice President and Secretary

           George R. Bracken (3)               55            Vice President and Treasurer

           Dean A. McCoy (4)                   43            Vice President - Controller

           Robert C. Spindler (5)              50            Vice President-Chief Administrative Officer

(1) Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director since the Company's inception in 1985. Mr. Caporella also serves as Chairman of the Nominating Committee. Prior to March 11, 1994, Mr. Caporella served as President and Chief Executive Officer (since 1976) and Chairman of the Board (since 1989) of Burnup & Sims Inc. Since January 1, 1992, Mr. Caporella's services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.
(2) Mr. Joseph G. Caporella has served as Executive Vice President and Secretary since January 1991 and Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.
(3) Mr. George R. Bracken was named Vice President and Treasurer in October 1996. Since March 1994, Mr. Bracken's services have been provided to the Company by Corporate Management Advisors, Inc.
(4) Mr. Dean A. McCoy was named Vice President - Controller in July 1993 and, prior to that date, served as Controller since joining the Company in December 1991.
(5) Mr. Robert C. Spindler was named Vice President - Chief Administrative Officer in July 1997. Prior to joining the Company, Mr. Spindler was Vice President and Chief Financial Officer for Renaissance Cruises, Inc. from May 1994 to August 1995.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

National Beverage Corp. 2000 Proxy Statement, which will be filed on or before August 28, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Beverage Corp. 2000 Proxy Statement, which will be filed on or before August 28, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 2000 Proxy Statement, which will be filed on or before August 28, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements                                                                             Page
         The following consolidated financial statements of National Beverage Corp.
         and subsidiaries are included herein:
             Consolidated Balance Sheets                                                                    14
             Consolidated Statements of Income                                                              15
             Consolidated Statements of Shareholders' Equity                                                16
             Consolidated Statements of Cash Flows                                                          17
             Notes to Consolidated Financial Statements                                                     18
             Report of Independent Certified Public Accountants                                             27

      2. Financial Statement Schedules
         The following are included herein:
             Schedule I - Condensed Financial Information of Registrant                                     33
             Schedule II - Valuation and Qualifying Accounts                                                37
         Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

      3. Exhibits
         See Exhibit Index which follows.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed for the quarter ended April 29, 2000.

    EXHIBIT INDEX

      Exhibit No.          Description
      -----------          -----------

          3.1              Restated Certificate of Incorporation (1)

          3.2              Amended and Restated By-Laws (1)

         10.1 Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

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

         10.17             Amendment No. 2 to the National Beverage Corp.
                           Omnibus Incentive Plan (11)

         10.18             Key Employee Equity Partnership Program (11)

         10.19 Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (12)

         10.20 Third Amendment to Term Loan Credit Agreement, dated June 7, 1999, between NewBevCo and lender therein
                           (12)

         21.1              Subsidiaries of Registrant (13)

         23.1              Consent of Independent Certified Public Accountants
                           (13)

         27.0              Financial Data Schedule (for SEC use only) (13)

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

(12) Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(13)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp.
(Registrant)

/s/ Dean A. McCoy                                            Date: July 26, 2000
--------------------------
Dean A. McCoy
Vice President - Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella                                        Date: July 26, 2000
--------------------------
Nick A. Caporella
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)

/s/ Joseph G. Caporella                                      Date: July 26, 2000
--------------------------
Joseph G. Caporella
Executive Vice President and Secretary

/s/ Samuel C. Hathorn, Jr.                                   Date: July 26, 2000
--------------------------
Samuel C. Hathorn, Jr.
Director

/s/ S. Lee Kling                                             Date: July 26, 2000
--------------------------
S. Lee Kling
Director

/s/ Joseph P. Klock, Jr.                                     Date: July 26, 2000
--------------------------
Joseph P. Klock, Jr.
Director

Schedule I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF APRIL 29, 2000 AND MAY 1, 1999
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                                        2000                 1999
                                                                                                     ---------            ---------
ASSETS
Current assets:
  Cash and equivalents                                                                               $  10,104            $  10,051
  Deferred income taxes                                                                                  1,465                1,985
                                                                                                     ---------            ---------
  Total current assets                                                                                  11,569               12,036
Investment in subsidiaries - net                                                                        92,049               79,734
                                                                                                     ---------            ---------
                                                                                                     $ 103,618            $  91,770
                                                                                                     =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Income taxes payable                                                                               $   1,921            $   1,421
Deferred income taxes                                                                                    8,011                8,344
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
    shares issued;  no shares outstanding                                                                  150                  150
  Common stock, $.01 par value - authorized 50,000,000 shares;
    issued 22,117,332 shares (2000) and 22,062,012 shares (1999);
   outstanding: 18,178,298 shares (2000) and 18,388,958 shares (1999)                                      221                  221
  Additional paid-in capital                                                                            15,556               15,304
  Retained earnings                                                                                     94,725               81,142
  Treasury stock-at cost:
    Preferred stock - 150,000 shares                                                                    (5,100)              (5,100)
    Common stock - 3,939,034 shares (2000) and 3,673,054 shares (1999)                                 (11,866)              (9,712)
                                                                                                     ---------            ---------
  Total shareholders' equity                                                                            93,686               82,005
                                                                                                     ---------            ---------
                                                                                                     $ 103,618            $  91,770
                                                                                                     =========            =========

See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                          2000              1999              1998
                                                                                         -------           -------           -------
Equity in pre-tax earnings of consolidated subsidiaries                                  $21,885           $21,037           $20,929

Provision for income taxes                                                                 8,302             7,868             7,827
                                                                                         -------           -------           -------

Net income                                                                               $13,583           $13,169           $13,102
                                                                                         =======           =======           =======

Net income per share-
  Basic                                                                                  $   .74           $   .71           $   .71
                                                                                         =======           =======           =======
  Diluted                                                                                $   .71           $   .68           $   .68
                                                                                         =======           =======           =======

Average common shares outstanding-
  Basic                                                                                   18,321            18,474            18,477
                                                                                         =======           =======           =======
  Diluted                                                                                 19,018            19,278            19,323
                                                                                         =======           =======           =======

See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 29, 2000, MAY 1, 1999 AND MAY 2, 1998
(In thousands)
--------------------------------------------------------------------------------

                                                                                         2000              1999              1998
                                                                                       --------          --------          --------
OPERATING ACTIVITIES:
Net income                                                                             $ 13,583          $ 13,169          $ 13,102
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Deferred income tax provision                                                        582               181               692
       Undistributed equity in net income of
         consolidated subsidiaries                                                      (13,583)          (13,169)          (13,102)
       Changes in accounts payable and accrued liabilities                                   --            (1,480)             (747)
                                                                                       --------          --------          --------
Net cash provided by (used in) operating activities                                         582            (1,299)              (55)
                                                                                       --------          --------          --------

FINANCING ACTIVITIES:
Advances from (to) subsidiaries                                                           1,522            12,405               (31)
Purchase of common stock                                                                 (2,154)           (1,331)               --
Proceeds from stock options exercised                                                       103                82                61
                                                                                       --------          --------          --------
Net cash provided by (used in) financing activities                                        (529)           11,156                30
                                                                                       --------          --------          --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              53             9,857               (25)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                                 10,051               194               219
                                                                                       --------          --------          --------

CASH AND EQUIVALENTS - END OF YEAR                                                     $ 10,104          $ 10,051          $    194
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

2.    Long-Term Debt

      Certain subsidiaries of NBC have unsecured senior notes and bank credit facilities outstanding. See Note 5 of Notes to Consolidated Financial Statements. These debt agreements contain restrictions which, among other things, limit the subsidiaries from paying cash dividends to the parent. As of April 29, 2000, net assets of the subsidiaries totaling approximately $63 million were restricted from distribution.

3.    Capital Stock and Transactions with Related Parties

      See Note 6 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

Schedule II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended April 29, 2000, May 1, 1999, and May 2, 1998 (In thousands)

                                            Balance at                                                Balance
                                            Beginning            Charged            Net               at End
          Description                       of Period          to Expenses      Charge-Offs          of Period
          -----------                       ---------          -----------      -----------          ---------
Year Ended April 29, 2000:
Allowance for doubtful
accounts receivable                            $671               $133             $(270)              $534
                                               ====               ====             =====               ====

Year Ended May 1, 1999:
Allowance for doubtful
accounts receivable                            $715               $ 45             $ (89)              $671
                                               ====               ====             =====               ====


Year Ended May 2, 1998:
Allowance for doubtful
accounts receivable                            $608               $179             $ (72)              $715
                                               ====               ====             =====               ====