Form 10-Q
period 2000-07-29
NATIONAL BEVERAGE CORP
filed 2000-09-12
CIK 69891

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

                                       or

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

                                 (954) 581-0922
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding as of August 28, 2000 was 18,160,938.

================================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                    Page
                                                                                    ----
Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
         as of July 29, 2000 and April 29, 2000 ..................................    3

         Condensed Consolidated Statements of Income for the three months ended
         July 29, 2000 and July 31, 1999..........................................    4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended July 29, 2000 and July 31, 1999....................................    5

         Notes to Condensed Consolidated Financial Statements.....................    6

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations...................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............   11


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...........................................  12


NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 29, 2000 AND APRIL 29, 2000
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                              (Unaudited)
                                                                                      July 29,           April 29,
                                                                                        2000               2000
                                                                                     ---------           ---------
ASSETS
Current assets:
    Cash and equivalents                                                             $  36,570           $  38,482
    Trade receivables - net of allowances of $419 ($534 at April 29, 2000)              46,919              39,116
    Inventories                                                                         30,400              29,056
    Deferred income taxes                                                                1,579               1,465
    Prepaid and other                                                                    4,837               5,554
                                                                                     ---------           ---------
    Total current assets                                                               120,305             113,673
Property - net                                                                          61,122              62,430
Intangible  assets - net                                                                15,595              15,754
Other assets                                                                             5,953               5,897
                                                                                     ---------           ---------
                                                                                     $ 202,975           $ 197,754
                                                                                     =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $  34,734           $  37,199
    Accrued liabilities                                                                 22,138              19,646
    Income taxes payable                                                                 5,486               1,921
                                                                                     ---------           ---------
    Total current liabilities                                                           62,358              58,766
Long-term debt                                                                          28,733              33,933
Deferred income taxes                                                                    8,089               8,011
Other liabilities                                                                        3,315               3,358
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                               150                 150
    Common stock, $.01 par value - authorized 50,000,000 shares;  issued
       22,122,772 shares (22,117,332 shares at April 29, 2000)                             221                 221
   Additional paid-in capital                                                           15,584              15,556
   Retained earnings                                                                   101,675              94,725
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                                 (5,100)             (5,100)
       Common stock - 3,961,834 shares (3,939,034 shares at April 29, 2000)            (12,050)            (11,866)
                                                                                     ---------           ---------
   Total shareholders' equity                                                          100,480              93,686
                                                                                     ---------           ---------
                                                                                     $ 202,975           $ 197,754
                                                                                     =========           =========


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                           Three Months Ended
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
Net sales                                             $140,226          $130,085

Cost of sales                                           94,173            86,570
                                                      --------          --------

Gross profit                                            46,053            43,515

Selling, general and administrative expenses            34,631            32,494

Interest expense                                           646               704

Other income - net                                         451               261
                                                      --------          --------

Income before income taxes                              11,227            10,578

Provision for income taxes                               4,277             3,967
                                                      --------          --------

Net income                                            $  6,950          $  6,611
                                                      ========          ========

Net income per share -

   Basic                                              $    .38          $    .35
                                                      ========          ========
   Diluted                                            $    .37          $    .34
                                                      ========          ========

Average common shares outstanding -

   Basic                                                18,177            18,464
                                                      ========          ========
   Diluted                                              18,861            19,210
                                                      ========          ========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999
(In thousands)
--------------------------------------------------------------------------------


                                                                    (Unaudited)
                                                             2000                 1999
                                                           --------             --------
OPERATING ACTIVITIES:
Net income                                                 $  6,950             $  6,611
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                          2,627                2,778
       Deferred income tax provision (benefit)                  (36)                 118
       Loss on sale of property                                  10                   --
       Changes in:
           Trade receivables                                 (7,803)                (565)
           Inventories                                       (1,344)              (2,962)
           Prepaid and other assets                              87               (1,137)
           Accounts payable                                  (2,465)              (3,832)
           Other liabilities, net                             6,024                2,193
                                                           --------             --------
Net cash provided by operating activities                     4,050                3,204
                                                           --------             --------

INVESTING ACTIVITIES:
Property additions                                             (596)              (1,521)
Acquisition                                                      --               (5,200)
                                                           --------             --------
Net cash used in investing activities                          (596)              (6,721)
                                                           --------             --------

FINANCING ACTIVITIES:
Debt borrowings                                                  --                6,000
Debt repayments                                              (5,200)              (7,000)
Repurchase of common stock                                     (184)                (300)
Proceeds from stock options exercised                            18                   19
                                                           --------             --------
Net cash used in financing activities                        (5,366)              (1,281)
                                                           --------             --------

NET DECREASE IN CASH AND EQUIVALENTS                         (1,912)              (4,798)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                     38,482               37,480
                                                           --------             --------

CASH AND EQUIVALENTS - END OF PERIOD                       $ 36,570             $ 32,682
                                                           ========             ========

OTHER CASH FLOW INFORMATION:
Interest paid                                              $    821             $    816
Income taxes paid                                               840                1,382




See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 29, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed, however, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 29, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 29, 2000 are comprised of finished goods of $15,824,000 and raw materials of $14,576,000. Inventories at April 29, 2000 are comprised of finished goods of $15,377,000 and raw materials of $13,679,000.

3. PROPERTY

Property consists of the following:

                                           (In thousands)
                                      July 29,         April 29,
                                        2000             2000
                                     ---------         ---------

Land                                 $  10,625         $  10,617
Buildings and improvements              34,421            34,416
Machinery and equipment                 89,912            89,345
                                     ---------         ---------
Total                                  134,958           134,378
Less accumulated depreciation          (73,836)          (71,948)
                                     ---------         ---------
Property - net                       $  61,122         $  62,430
                                     =========         =========

Depreciation expense was $1,893,000 and $1,813,000 for the three-month periods ended July 29, 2000 and July 31, 1999, respectively.

4. DEBT

Debt consists of the following:

                                      (In thousands)
                                July 29,          April 29,
                                 2000               2000
                                -------           ---------

Senior Notes                    $ 8,333            $ 8,333
Credit Facilities                    --              5,000
Term Loan Facilities             20,400             20,600
                                -------            -------
Total                           $28,733            $33,933
                                =======            =======

A subsidiary of National Beverage Corp. has outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes"), of which the final annual principal installment of $8.3 million is due on November 1, 2000. Additionally, certain subsidiaries maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2001 and bear interest at 1/2% below the bank's reference rate or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 29, 2000, net assets of subsidiaries totaling approximately $67 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

5. CAPITAL STOCK

During the three months ended July 29, 2000, options for 5,440 shares were exercised at prices ranging from $2.09 to $5.00 per share. At July 29, 2000, options to purchase 1,116,656 shares at a weighted average exercise price of $3.28 (ranging from $.13 to $13.50 per share) were outstanding and stock-based awards to purchase 586,024 shares of common stock were available for grant.

During the three months ended July 29, 2000, the Company purchased 22,800 shares of its common stock. Such shares are classified as treasury stock.

6. ACQUISITION

In September 2000, the Company acquired certain operations and assets of Beverage Canners International, Inc. The assets acquired include a manufacturing facility, inventory, and the Ritz(R) and Crystal Bay(R) brands. The acquisition of such assets will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business will be included in the consolidated statements of income from the date of acquisition.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's proprietary brands include Shasta(R), Faygo(R), Ritz(R) and Big Shot(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium "good-for-you" beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM), Crystal Bay(R) and ClearFruit(R) flavored and spring water products. The Company also provides specialty products, including VooDoo Rain(TM), a line of alternative beverages geared toward young consumers, and St. Nick's(TM) holiday soft drinks. Substantially all of the Company's brands are produced in its sixteen manufacturing facilities, which are strategically located throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 29, 2000 (FIRST QUARTER OF FISCAL 2001) COMPARED TO THREE MONTHS ENDED JULY 31, 1999 (FIRST QUARTER OF FISCAL 2000)

Net sales for the three months ended July 29, 2000 increased approximately $10.1 million or 7.8%, over the three months ended July 31, 1999. This sales increase is primarily attributable to an increase in case volume of the Company's brands and, to a lesser extent, a slight increase in the case volume of allied brands. The Company's soft drink brands, including Shasta and Faygo, experienced broad-based volume increases as a result of favorable market conditions within the grocery segment of the take-home channel. Additionally, the Company's premium beverages gained volume during the first quarter of fiscal 2001 as a result of increased distribution within the convenience channel.

Gross profit approximated 32.8% of net sales for the first quarter of fiscal 2001 and 33.5% of net sales for the first quarter of fiscal 2000. This decline was the result of increases in raw material costs partially offset by higher margins from increased sales of branded products.

Selling, general and administrative expenses were $34.6 million or 24.7% of net sales for the first quarter of fiscal 2001, compared to $32.5 million or 25.0% of net sales for the first quarter of fiscal 2000. This change was primarily due to the higher distribution and selling costs related to increased volume.

Interest expense declined during the first quarter of fiscal 2001 compared to the prior year due to a reduction in average debt outstanding. Other income increased to $451,000 primarily due to an increase in interest income resulting from higher average investment balances and yields. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.1% of income before taxes for the first quarter of fiscal 2001 and 37.5% for the first quarter of fiscal 2000. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $6,950,000 or $.38 per share for the three months ended July 29, 2000, compared to $6,611,000 or $.35 per share for the three months ended July 31, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JULY 29, 2000 COMPARED TO APRIL 29, 2000

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the three months ended July 29, 2000, the Company generated EBITDA of $14.5 million, as compared to EBITDA of $14.1 million for the comparable period last year.

For the three months ended July 29, 2000, net cash provided by operating activities of $4.1 million was comprised of net income of $7.0 million plus non-cash charges of $2.6 million less cash used primarily for working capital requirements of $5.5 million. Cash of $.6 million was used for capital expenditures and debt repayments aggregated $5.2 million. At July 29, 2000, the Company's ratio of current assets to current liabilities was 1.9 to 1 and working capital amounted to $57.9 million. Increases in trade receivables, inventories and accrued liabilities were primarily due to seasonal increases in sales volume, inventory requirements and accrued sales expenses.

The Company continually evaluates capital projects to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that the capital expenditures for fiscal 2001 will be comparable to fiscal 2000.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock and purchases to date aggregate 431,110 shares. During the three months ended July 29, 2000 and July 31, 1999, the Company purchased 22,800 shares and 33,200 shares, respectively, of its common stock.

At July 29, 2000, certain subsidiaries of the Company had outstanding long-term debt of $28.7 million. Debt agreements contain restrictions which require these subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At July 29, 2000, net assets of the subsidiaries totaling approximately $67 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at July 29, 2000, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

In September 2000, the Company acquired certain operations and assets of Beverage Canners International, Inc. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.

                           PART II - OTHER INFORMATION

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


DATE:  September 12, 2000

                                        NATIONAL BEVERAGE CORP.
                                        (Registrant)



                                         By: /s/ Dean A. McCoy
                                             -----------------------------------
                                             Dean A. McCoy
                                             Vice President - Controller
                                             (On behalf of the Registrant and as
                                             Principal Accounting Officer)