Form 10-Q
period 2000-10-28
NATIONAL BEVERAGE CORP
filed 2000-12-12
CIK 69891

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

                                       or

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-14170

                             NATIONAL BEVERAGE CORP.

             (Exact name of registrant as specified in its charter)

         Delaware                                         59-2605822
         ---------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  ONE NORTH UNIVERSITY DRIVE, FT. LAUDERDALE, FL             33324
  ----------------------------------------------             -----
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

                                         Yes [X]         No. [ ]

The number of shares of Registrant's common stock outstanding as of December 1, 2000 was 18,150,138.

================================================================================

                             NATIONAL BEVERAGE CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                    Page
                                                                                    ----
Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
         as of October 28, 2000 and April 29, 2000 ..............................    3

         Condensed Consolidated Statements of Income for the three months and
         six months ended October 28, 2000 and October 30, 1999 .................    4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended October 28, 2000 and October 30, 1999 ............................    5

         Notes to Condensed Consolidated Financial Statements ...................    6

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations .................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............   13


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .....................   14

Item 6. Exhibits and Reports on Form 8-K ........................................   14


NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 28, 2000 AND APRIL 29, 2000
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                          (Unaudited)
                                                                                  October 28,        April 29,
                                                                                     2000              2000
                                                                                   ---------         ---------
ASSETS
Current assets:
    Cash and equivalents                                                           $  34,389         $  38,482
    Trade receivables - net of allowances of $464 ($534 at April 29, 2000)            39,794            39,116
    Inventories                                                                       33,788            29,056
    Deferred income taxes                                                              1,594             1,465
    Prepaid and other                                                                  5,217             5,554
                                                                                   ---------         ---------
    Total current assets                                                             114,782           113,673
Property - net                                                                        61,696            62,430
Intangible assets - net                                                               15,486            15,754
Other assets                                                                           5,430             5,897
                                                                                   ---------         ---------
                                                                                   $ 197,394         $ 197,754
                                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
    Accounts payable                                                               $  29,493         $  37,199
    Accrued liabilities                                                               20,921            19,646
    Income taxes payable                                                               2,713             1,921
                                                                                   ---------         ---------
    Total current liabilities                                                         53,127            58,766
Long-term debt                                                                        29,042            33,933
Deferred income taxes                                                                  8,241             8,011
Other liabilities                                                                      3,265             3,358
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                             150               150
    Common stock, $.01 par value - authorized 50,000,000 shares; issued
       22,122,772 shares (22,117,332 shares at April 29, 2000)                           221               221
   Additional paid-in capital                                                         15,584            15,556
   Retained earnings                                                                 104,990            94,725
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                               (5,100)           (5,100)
       Common stock - 3,972,634 shares (3,939,034 shares at April 29, 2000)          (12,126)          (11,866)
                                                                                   ---------         ---------
   Total shareholders' equity                                                        103,719            93,686
                                                                                   ---------         ---------
                                                                                   $ 197,394         $ 197,754
                                                                                   =========         =========


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999 (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                     Three Months Ended         Six Months Ended
                                                  ----------------------      ----------------------
                                                    2000          1999         2000           1999
                                                  --------      --------      --------      --------
Net sales                                         $120,760      $105,111      $260,986      $235,196

Cost of sales                                       81,843        70,706       176,016       157,276
                                                  --------      --------      --------      --------

Gross profit                                        38,917        34,405        84,970        77,920

Selling, general and administrative expenses        33,434        29,438        68,065        61,932

Interest expense                                       642           796         1,288         1,500

Other income - net                                     515           383           966           644
                                                  --------      --------      --------      --------

Income before income taxes                           5,356         4,554        16,583        15,132

Provision for income taxes                           2,041         1,707         6,318         5,674
                                                  --------      --------      --------      --------

Net income                                        $  3,315      $  2,847      $ 10,265      $  9,458
                                                  ========      ========      ========      ========

Net income per share -
   Basic                                          $    .18      $    .16      $    .56      $    .51
                                                  ========      ========      ========      ========
   Diluted                                        $    .18      $    .15      $    .55      $    .49
                                                  ========      ========      ========      ========

Average common shares outstanding -
   Basic                                            18,154        18,353        18,166        18,409
                                                  ========      ========      ========      ========
   Diluted                                          18,767        19,058        18,814        19,134
                                                  ========      ========      ========      ========



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
(In thousands)
--------------------------------------------------------------------------------


                                                                  (Unaudited)
                                                             2000             1999
                                                           --------         --------
OPERATING ACTIVITIES:
Net income                                                 $ 10,265         $  9,458
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                          5,390            5,365
       Deferred income tax provision                            101              199
       Loss on sale of property                                  10               --
       Changes in:
           Trade receivables                                   (678)           7,151
           Inventories                                       (1,255)          (1,808)
           Prepaid and other assets                            (155)          (1,855)
           Accounts payable                                  (8,066)         (11,006)
           Other liabilities, net                               934           (2,770)
                                                           --------         --------
Net cash provided by operating activities                     6,546            4,734
                                                           --------         --------

INVESTING ACTIVITIES:
Property additions                                           (1,417)          (3,840)
Acquisitions, net of cash acquired                           (3,780)          (5,200)
                                                           --------         --------
Net cash used in investing activities                        (5,197)          (9,040)
                                                           --------         --------

FINANCING ACTIVITIES:
Debt borrowings                                                  --           10,000
Debt repayments                                              (5,200)          (9,000)
Repurchase of common stock                                     (260)          (1,021)
Proceeds from stock options exercised                            18               58
                                                           --------         --------
Net cash provided by (used in) financing activities          (5,442)              37
                                                           --------         --------

NET DECREASE IN CASH AND EQUIVALENTS                         (4,093)          (4,269)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                     38,482           37,480
                                                           --------         --------

CASH AND EQUIVALENTS - END OF PERIOD                       $ 34,389         $ 33,211
                                                           ========         ========

OTHER CASH FLOW INFORMATION:

Interest paid                                              $  1,463         $  1,537
Income taxes paid                                             5,514            5,631



See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 28, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 28, 2000 are comprised of finished goods of $18,363,000 and raw materials of $15,425,000. Inventories at April 29, 2000 are comprised of finished goods of $15,377,000 and raw materials of $13,679,000.

3.  PROPERTY

Property consists of the following:

                                            (In thousands)
                                     October 28,       April 29,
                                       2000              2000
                                     ---------         ---------
Land                                 $  10,625         $  10,617
Buildings and improvements              34,477            34,416
Machinery and equipment                 92,379            89,345
                                     ---------         ---------
Total                                  137,481           134,378
Less accumulated depreciation          (75,785)          (71,948)
                                     ---------         ---------
Property - net                       $  61,696         $  62,430
                                     =========         =========

Depreciation expense was $1,950,000 and $3,843,000 for the three and six month periods ended October 28, 2000, respectively, and $1,804,000 and $3,617,000 for the three and six month periods ended October 30, 1999, respectively.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 28, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

4.  DEBT

Debt consists of the following:

                                (In thousands)
                           October 28,    April 29,
                              2000          2000
                           ----------      -------

Senior Notes                $ 8,333        $ 8,333
Credit Facilities                --          5,000
Term Loan Facilities         20,400         20,600
Other                           309             --
                            -------        -------
Total                       $29,042        $33,933
                            =======        =======

A subsidiary of National Beverage Corp. had outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes"), of which the final annual principal installment of $8.3 million was paid on November 1, 2000. Additionally, certain subsidiaries maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2001 and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Senior Notes and Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 28, 2000, net assets of subsidiaries totaling approximately $68 million were restricted from distribution. The Company was in compliance with all loan covenants and restrictions and such restrictions are not expected to have a material adverse impact on the operations of the Company.

5.  CAPITAL STOCK

During the six months ended October 28, 2000, options for 5,440 shares were exercised at prices ranging from $2.09 to $5.00 per share. At October 28, 2000, options to purchase 1,086,656 shares at a weighted average exercise price of $3.05 (ranging from $.13 to $9.88 per share) were outstanding and stock-based awards to purchase 586,024 shares of common stock were available for grant.

During the six months ended October 28, 2000, the Company purchased 33,600 shares of its common stock. Such shares are classified as treasury stock.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 28, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

6.  ACQUISITION

In September 2000, the Company acquired certain operations and assets of Beverage Canners International, Inc ("BCI"). The assets acquired include a leased manufacturing facility, inventory, and the Ritz(R) and Crystal Bay(R) brands. The BCI acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 28, 2000 (SECOND QUARTER OF FISCAL 2001) COMPARED TO THREE MONTHS ENDED OCTOBER 30, 1999 (SECOND QUARTER OF FISCAL 2000)

Net sales for the three months ended October 28, 2000 increased approximately $15.6 million, or 15%, over the three months ended October 30, 1999. This sales increase is due to broad-based volume growth as a result of favorable market conditions, an improvement in pricing of branded products, and sales of Ritz and Crystal Bay brands recently acquired from Beverage Canners International, Inc. ("BCI"). See Note 6 of Notes to Condensed Consolidated Financial Statements.

Gross profit approximated 32.2% of net sales for the second quarter of fiscal 2001 and 32.7% of net sales for the second quarter of fiscal 2000. This change was the result of increases in certain raw material costs and costs related to the integration of operations acquired from BCI, which was partially offset by the pricing improvement mentioned above.

Selling, general and administrative expenses increased to $33.4 million or 27.7% of net sales for the second quarter of fiscal 2001. This increase was primarily due to distribution and selling costs related to increased volume and incremental costs related to the acquired BCI operations.

Interest expense declined during the second quarter of fiscal 2001 compared to the prior year due to a reduction in average debt outstanding. Other income increased to $515,000 primarily due to an increase in interest income resulting from higher average investment balances and yields. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.1% of income before taxes for the second quarter of fiscal 2001 and 37.5% for the second quarter of fiscal 2000. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $3.3 million or $.18 per share for the three months ended October 28, 2000, compared to $2.8 million or $.16 per share for the three months ended October 30, 1999.

SIX MONTHS ENDED OCTOBER 28, 2000 (FIRST SIX MONTHS OF FISCAL 2001) COMPARED TO SIX MONTHS ENDED OCTOBER 30, 1999 (FIRST SIX MONTHS OF FISCAL 2000)

Net sales for the six months ended October 28, 2000 increased approximately $25.8 million, or 11%, over the first six months of the prior year. This sales improvement is due to broad-based volume growth as a result of favorable market conditions, an improvement in pricing of branded products, increased distribution in the convenience channel, and sales of newly acquired Ritz and Crystal Bay brands.

Gross profit approximated 32.6% of net sales for the first six months of fiscal 2001 and 33.1% of net sales for the first six months of fiscal 2000. This change was primarily due to an increase in certain raw material costs and costs related to the integration of operations acquired from BCI.

Selling, general and administrative expenses increased to $68.1 million or 26.1% of net sales for the first six months of fiscal 2001. This increase was primarily due to distribution and selling costs related to increased volume and incremental costs related to the acquired BCI operations.

Interest expense declined during the six months ended October 28, 2000 compared to the prior year due to a reduction in average debt outstanding. Other income, primarily consisting of interest income, increased to $966,000 due to higher average investment balances and yields.

The effective rate for income taxes, based upon estimated annual income tax rates, amounted to 38.1% and 37.5% of income before taxes for the first six months of fiscal 2001 and fiscal 2000, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $10.3 million or $.56 per share for the six months ended October 28, 2000 from $9.5 million or $.51 per share for the six months ended October 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OCTOBER 28, 2000 COMPARED TO APRIL 29, 2000

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the six months ended October 28, 2000, the Company generated EBITDA of $23.3 million as compared to EBITDA of $22.0 million for the comparable period last year.

For the six months ended October 28, 2000, net cash provided by operating activities of $6.5 million was comprised of net income of $10.3 million and non-cash charges of $5.4 million less cash used primarily for working capital requirements of $9.2 million. Cash of $5.2 million was used for capital expenditures and the BCI acquisition. At October 28, 2000, the Company's ratio of current assets to current liabilities was 2.2 to 1 and working capital amounted to $61.7 million.

The Company continually evaluates capital projects to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that the capital expenditures for fiscal 2001 will be comparable to fiscal 2000.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock and purchases to date aggregate 441,910 shares. During the six months ended October 28, 2000 and October 30, 1999, the Company purchased 33,600 shares and 120,980 shares, respectively, of its common stock.

At October 28, 2000, certain subsidiaries of the Company had outstanding long-term debt of $29.0 million. Debt agreements contain restrictions which require these subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. At October 28, 2000, net assets of the subsidiaries totaling approximately $68 million were restricted from distribution. Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future. The Company was in compliance with all loan covenants and restrictions at October 28, 2000, and such restrictions are not expected to have a material adverse impact on the operations of the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's Annual Meeting of Shareholders held October 16, 2000, Mr. Joseph G. Caporella and Mr. Samuel C. Hathorn, Jr. were re-elected to the Board of Directors for a three-year term. Out of 16,995,079 shares voted, 16,559,273 shares were voted for the election of Mr. Joseph G. Caporella (435,806 shares were withheld) and 16,678,166 shares were voted for the election of Mr. Samuel
C. Hathorn, Jr. (316,913 shares were withheld).




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

DATE:  December 12, 2000


                                       NATIONAL BEVERAGE CORP.
                                       (Registrant)



                                       By: /s/ Dean A. McCoy
                                           -------------------------------------
                                           Dean A. McCoy
                                           Vice President - Controller
                                           (On behalf of the Registrant and as
                                           Principal Accounting Officer)