Form 10-Q
period 2001-01-27
NATIONAL BEVERAGE CORP
filed 2001-03-13
CIK 69891

===============================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2001

                                       or

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

The number of shares of Registrant's common stock outstanding as of March 2, 2001 was 18,153,178.

===============================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001

                                      INDEX




                                      PART I - FINANCIAL INFORMATION
                                                                                                      Page
                                                                                                      ----

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of January 27, 2001 and April 29, 2000 ...........    3

         Condensed Consolidated Statements of Income for the three months and
         nine months ended January 27, 2001 and January 29, 2000 ...................................    4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended January 27, 2001 and January 29, 2000 ...........................    5

         Notes to Condensed Consolidated Financial Statements ......................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................   13


                                      PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...........................................................   14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 27, 2001 AND APRIL 29, 2000
(In thousands, except share amounts)

                                                                                                       (Unaudited)
                                                                                              January 27,        April 29,
                                                                                                 2001              2000
                                                                                              -----------       -----------
ASSETS
Current assets:
    Cash and equivalents                                                                      $    33,985       $    38,482
    Trade receivables - net of allowances of $468 ($534 at April 29, 2000)                         35,468            39,116
    Inventories                                                                                    30,295            29,056
    Deferred income taxes                                                                           1,574             1,465
    Prepaid and other                                                                               5,283             5,554
                                                                                              -----------       -----------
    Total current assets                                                                          106,605           113,673
Property - net                                                                                     61,934            62,430
Intangible  assets - net                                                                           15,326            15,754
Other assets                                                                                        5,105             5,897
                                                                                              -----------       -----------
                                                                                              $   188,970       $   197,754
                                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                          $    24,560       $    37,199
    Accrued liabilities                                                                            20,087            19,646
    Income taxes payable                                                                              970             1,921
                                                                                              -----------       -----------
    Total current liabilities                                                                      45,617            58,766
Long-term debt                                                                                     27,859            33,933
Deferred income taxes                                                                               7,983             8,011
Other liabilities                                                                                   3,260             3,358
Commitments and contingencies
Shareholders' equity:
    Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
       shares issued;  no shares outstanding                                                          150               150
    Common stock, $.01 par value - authorized 50,000,000 shares;  issued
       22,122,772 shares (22,117,332 shares at April 29, 2000)                                        221               221
   Additional paid-in capital                                                                      15,584            15,556
   Retained earnings                                                                              105,522            94,725
   Treasury stock - at cost:
       Preferred stock - 150,000 shares                                                            (5,100)           (5,100)
       Common stock - 3,972,634 shares (3,939,034 shares at April 29, 2000)                       (12,126)          (11,866)
                                                                                              -----------       -----------
   Total shareholders' equity                                                                     104,251            93,686
                                                                                              -----------       -----------
                                                                                              $   188,970       $   197,754
                                                                                              ===========       ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2001 AND JANUARY 29, 2000 (In thousands, except per share amounts)

                                                                                 (Unaudited)
                                                              Three Months Ended                Nine Months Ended
                                                             2001            2000             2001             2000
                                                           ---------       ---------       ----------       ----------

Net sales                                                  $  97,096       $  83,130       $  358,082       $  318,326

Cost of sales                                                 66,847          56,875          242,863          214,151
                                                           ---------       ---------       ----------       ----------

Gross profit                                                  30,249          26,255          115,219          104,175

Selling, general and administrative expenses                  29,234          25,788           97,299           87,720

Interest expense                                                 448             636            1,736            2,136

Other income - net                                               292             354            1,258              998
                                                           ---------       ---------       ----------       ----------

Income before income taxes                                       859             185           17,442           15,317

Provision for income taxes                                       327              70            6,645            5,744
                                                           ---------       ---------       ----------       ----------

Net income                                                 $     532       $     115       $   10,797       $    9,573
                                                           =========       =========       ==========       ==========

Net income per share -
   Basic                                                   $     .03       $     .01       $      .59       $      .52
                                                           =========       =========       ==========       ==========
   Diluted                                                 $     .03       $     .01       $      .58       $      .50
                                                           =========       =========       ==========       ==========

Average common shares outstanding -
   Basic                                                      18,150          18,278           18,160           18,365
                                                           =========       =========       ==========       ==========
   Diluted                                                    18,825          18,955           18,818           19,074
                                                           =========       =========       ==========       ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 27, 2001 AND JANUARY 29, 2000
(In thousands)

                                                                                   (Unaudited)
                                                                           2001                   2000
                                                                        ----------             ----------
OPERATING ACTIVITIES:
Net income                                                              $   10,797             $    9,573
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                         8,265                  7,891
       Deferred income tax provision (benefit)                                (137)                   154
       Loss on sale of property                                                 43                     12
       Changes in:
           Trade receivables                                                 3,648                  8,985
           Inventories                                                       2,238                    716
           Prepaid and other assets                                           (601)                (2,201)
           Accounts payable                                                (12,999)                (6,380)
           Other liabilities, net                                           (1,648)                (4,197)
                                                                        ----------             ----------
Net cash provided by operating activities                                    9,606                 14,553
                                                                        ----------             ----------

INVESTING ACTIVITIES:
Property additions                                                          (3,698)                (5,409)
Acquisitions, net of cash acquired                                          (3,780)                (5,200)
                                                                        ----------             ----------
Net cash used in investing activities                                       (7,478)               (10,609)
                                                                        ----------             ----------

FINANCING ACTIVITIES:
Debt borrowings                                                              7,500                 19,000
Debt repayments                                                            (13,883)               (25,334)
Repurchase of common stock                                                    (260)                (1,568)
Proceeds from stock options exercised                                           18                     58
                                                                        ----------             ----------
Net cash used in financing activities                                       (6,625)                (7,844)
                                                                        ----------             ----------

NET DECREASE IN CASH AND EQUIVALENTS                                        (4,497)                (3,900)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                    38,482                 37,480
                                                                        ----------             ----------

CASH AND EQUIVALENTS - END OF PERIOD                                    $   33,985             $   33,580
                                                                        ==========             ==========

OTHER CASH FLOW INFORMATION:
Interest paid                                                           $    2,013             $    2,339
Income taxes paid                                                            7,826                  6,857

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 27, 2001
(UNAUDITED)

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 27, 2001 are comprised of finished goods of $15,542,000 and raw materials of $14,753,000. Inventories at April 29, 2000 are comprised of finished goods of $15,377,000 and raw materials of $13,679,000.

3.  PROPERTY

Property consists of the following:

                                                                                  (In thousands)
                                                                        January 27,             April 29,
                                                                           2001                   2000
                                                                        -----------            -----------

Land                                                                    $    10,625            $    10,617
Buildings and improvements                                                   34,795                 34,416
Machinery and equipment                                                      92,526                 89,345
                                                                        -----------            -----------
Total                                                                       137,946                134,378
Less accumulated depreciation                                               (76,012)               (71,948)
                                                                        -----------            -----------
Property - net                                                          $    61,934            $    62,430
                                                                        ===========            ===========

Depreciation expense was $2,010,000 and $5,853,000 for the three and nine month periods ended January 27, 2001, respectively, and $1,873,000 and $5,490,000 for the three and nine month periods ended January 29, 2000, respectively.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 27, 2001
(UNAUDITED)

4.  DEBT

Debt consists of the following:

                                                                                 (In thousands)
                                                                       January 27,             April 29,
                                                                           2001                   2000
                                                                       -----------             ---------

Senior Notes                                                            $      --              $   8,333
Credit Facilities                                                           7,500                  5,000
Term Loan Facilities                                                       20,050                 20,600
Other                                                                         309                     --
                                                                        ---------              ---------
Total                                                                   $  27,859              $  33,933
                                                                        =========              =========

A subsidiary of National Beverage Corp. had outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes"), of which the final annual principal installment of $8.3 million was paid on November 1, 2000. Additionally, certain subsidiaries maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 9, 2002 and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term credit facilities to fund the next principal payment due on its Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At January 27, 2001, net assets of these subsidiaries totaling approximately $26 million were available for distribution and the Company was in compliance with all loan covenants.

5.  CAPITAL STOCK

During the nine months ended January 27, 2001, options for 5,440 shares were exercised at prices ranging from $2.09 to $5.00 per share and options for 200,000 shares were granted at an exercise price of $7.38. At January 27, 2001, options to purchase 1,286,656 shares at a weighted average exercise price of $3.72 (ranging from $.13 to $9.88 per share) were outstanding and stock-based awards to purchase 386,024 shares of common stock were available for grant.

During the nine months ended January 27, 2001, the Company purchased 33,600 shares of its common stock. Such shares are classified as treasury stock.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 27, 2001
(UNAUDITED)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 27, 2001 (THIRD QUARTER OF FISCAL 2001) COMPARED TO THREE MONTHS ENDED JANUARY 29, 2000 (THIRD QUARTER OF FISCAL 2000)

Net sales for the three months ended January 27, 2001 increased approximately $14.0 million, or 17%, over the three months ended January 29, 2000. This sales increase was due to broad-based volume growth, an improvement in pricing of branded products, and sales of Ritz and Crystal Bay brands recently acquired from Beverage Canners International, Inc. ("BCI"). See Note 6 of Notes to Condensed Consolidated Financial Statements.

Gross profit approximated 31.2% of net sales for the third quarter of fiscal 2001 and 31.6% of net sales for the third quarter of fiscal 2000. This change was the result of increases in certain raw material costs, higher utility costs, and costs related to the integration of operations acquired from BCI, which was partially offset by the pricing improvement mentioned above.

Selling, general and administrative expenses increased $3.4 million for the third quarter of fiscal 2001. This increase was primarily due to higher distribution and selling costs related to increased volume, increases in fuel costs, and incremental costs related to the acquired BCI operations.

Interest expense declined during the third quarter of fiscal 2001 compared to the prior year due to a reduction in average debt outstanding. Other income decreased to $292,000 primarily due to a decrease in interest income resulting from lower average investment balances. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.1% of income before taxes for the third quarter of fiscal 2001 and 37.8% for the third quarter of fiscal 2000. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $532,000 or $.03 per share for the three months ended January 27, 2001, compared to $115,000 or $.01 per share for the three months ended January 29, 2000.

NINE MONTHS ENDED JANUARY 27, 2001 (FIRST NINE MONTHS OF FISCAL 2001) COMPARED TO NINE MONTHS ENDED JANUARY 29, 2000 (FIRST NINE MONTHS OF FISCAL 2000)

Net sales for the nine months ended January 27, 2001 increased approximately $39.8 million, or 12%, over the first nine months of the prior year. This sales improvement was due to broad-based volume growth, an improvement in pricing of branded products, increased distribution in the convenience channel, and sales of newly acquired Ritz and Crystal Bay brands.

Gross profit approximated 32.2% of net sales for the first nine months of fiscal 2001 and 32.7% of net sales for the first nine months of fiscal 2000. This change was primarily due to an increase in certain raw material costs, higher utility costs, and costs related to the integration of operations acquired from BCI.

Selling, general and administrative expenses increased $9.6 million for the first nine months of fiscal 2001. This increase was primarily due to higher distribution and selling costs related to increased volume, increases in fuel costs, and incremental costs related to the acquired BCI operations.

Interest expense declined during the nine months ended January 27, 2001 compared to the prior year due to a reduction in average debt outstanding. Other income, primarily consisting of interest income, increased to $1.3 million due to higher average investment balances and yields.

The effective rate for income taxes, based upon estimated annual income tax rates, amounted to 38.1% and 37.5% of income before taxes for the first nine months of fiscal 2001 and fiscal 2000, respectively. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income increased to $10.8 million or $.59 per share for the nine months ended January 27, 2001 from $9.6 million or $.52 per share for the nine months ended January 29, 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

JANUARY 27, 2001 COMPARED TO APRIL 29, 2000

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. During the nine months ended January 27, 2001, the Company generated EBITDA of $27.4 million as compared to EBITDA of $25.3 million for the comparable period last year.

For the nine months ended January 27, 2001, net cash provided by operating activities of $9.6 million was comprised of net income of $10.8 million and non-cash charges of $8.2 million less cash used primarily for working capital requirements of $9.4 million. Cash of $7.5 million was used for capital expenditures and the BCI acquisition. At January 27, 2001, the Company's ratio of current assets to current liabilities was 2.3 to 1 and working capital amounted to $61.0 million.

The Company continually evaluates capital projects to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that the capital expenditures for fiscal 2001 will be comparable to fiscal 2000.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock and purchases to date aggregate 441,910 shares. During the nine months ended January 27, 2001 and January 29, 2000, the Company purchased 33,600 shares and 188,980 shares, respectively, of its common stock.

On November 1, 2000, a subsidiary of the Company paid the final annual principal installment due on its $50 million Senior Notes. At January 27, 2001, certain subsidiaries of the Company had outstanding long-term debt of $27.9 million. Debt agreements contain restrictions which require these subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At January 27, 2001, net assets of these subsidiaries totaling approximately $26 million were available for distribution and the Company was in compliance with all loan covenants. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Management believes that cash and equivalents, together with funds generated from operations and borrowing capabilities, will be sufficient to meet the Company's operating cash requirements, and the cash requirements of the parent company, for the foreseeable future.

CHANGES IN ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which are effective for fiscal years beginning after June 15, 2000. These statements require that all derivatives be recorded on the balance sheet at fair value. The Company believes that the implementation of these statements will not materially affect its operating results or financial position.

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

(a)      Exhibits:  None

(b)      Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  March 13, 2001

                                      NATIONAL BEVERAGE CORP.
                                      (Registrant)

                                      By:  \s\ Dean A. McCoy
                                           ----------------------------------
                                           Dean A. McCoy
                                           Senior Vice President - Controller
                                           (On behalf of the Registrant and as
                                           Principal Accounting Officer)