Form 10-K405
period 2001-04-28
NATIONAL BEVERAGE CORP
filed 2001-07-27
CIK 69891

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 28, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on July 19, 2001 was approximately $37,993,000.

The number of shares of Registrant's common stock outstanding as of July 19, 2001 was 18,161,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 27, 2001 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's brands emphasize distinctive flavor variety, including its flagship brands, Shasta(R) and Faygo(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R), and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM), Crystal Bay(R) and ClearFruit(R) flavored and spring water products. The Company also produces specialty products, including VooDoo Rain(R), a line of alternative beverages geared toward young consumers, Ohana(R) fruit-flavored drinks and St. Nick's(R) holiday soft drinks. Substantially all of the Company's brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The Company's strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. Management believes that the "regional share dynamics" of its brands have a consumer loyalty within local markets that generates more aggressive retailer sponsored promotional activities.

Various means are utilized by the Company to maintain its position as a cost-effective producer of beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. The strength of its brands and location of its manufacturing facilities distinguish the Company as a single-source supplier of branded and allied branded beverages enabling the Company to execute "Strategic Alliances" with national and regional retailers. Through this concept, management believes it is able to offer retailers a higher profit margin on Company branded products and allied brands than is typically available from those soft drink companies that incur greater costs utilizing a direct-store delivery method.

PRODUCTS

Shasta and Faygo, the Company's traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of the Company's brands and includes multiple flavors as well as bottled spring and drinking waters. Established over 90 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. The Company also produces and markets other brands of soft drinks, juice and water products, including Ritz, Everfresh, Crystal Bay and Ohana.

 In recent years, the volume of the "flavor segment" of the soft drink market has grown faster than cola volume and consumers have also turned to alternative beverages with greater frequency. The Company has benefited from this trend with its "fantasy of flavors" strategy emphasizing its distinctive flavored soft drinks, juices and alternative beverage products. Although cola drinks account for approximately 55% of the soft drink industry's domestic grocery channel volume, colas account for less than 20% of the Company's total volume. The Company's strategy over the last several years of expanding its beverage portfolio beyond carbonated soft drinks through acquisitions and new product development has enabled the Company to capture the increased demand for non-carbonated and alternative beverages. During fiscal 2001, the Company added many new and unique flavors, including several additions to its ClearFruit, VooDoo Rain and "exotic flavors of Shasta" hispanic lines. In September 2000, the Company acquired certain assets of Beverage Canners International, Inc., a Miami-based producer and distributor of the Ritz and Crystal Bay brands. This acquisition provided the Company with an additional direct-store delivery system located in the South Florida market as well as strong regional brands sold throughout the southeastern United States and Caribbean in keeping with the Company's "regional share dynamics" strategy.

MANUFACTURING

The Company's sixteen bottling plants are strategically located in major metropolitan markets across the continental United States, enabling the Company to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each market. The Company utilizes numerous package types and sizes, including cans ranging from 8 to 16 ounces and bottles ranging from 10 ounces to one gallon.

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

The Company produces a substantial portion of the flavor concentrates used in its branded products. Utilizing the same formulas throughout its bottling network, the Company is able to manufacture its products in accordance with uniform standards and specifications. Management believes that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provides the Company with a strategic advantage in servicing the growing presence of national retailers and mass merchandisers. The Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with the Company's strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

The Company utilizes a hybrid distribution system to deliver its products through four primary distribution channels: take-home, convenience, food service and vending.

The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and discount stores. The Company distributes its products to this channel through both the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from the Company's manufacturing facilities to the retailer's centralized distribution centers and then distributed by the retailer to each of its outlet locations with other goods. Products sold under the direct-store delivery system are distributed directly to the customer's retail outlets through the Company's direct-store delivery fleet and through independent distributors.

The Company distributes its products to the convenience store and retail gas station market through its own direct-store delivery fleets and those of independent distributors. Because of the higher retail prices and margins that typically prevail, the Company has undertaken several measures to expand its convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Home Juice and Mr. Pure. Also, the Company has created proprietary and specialized packaging for these products with specific graphics designed for the discriminating consumer.

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

SALES AND MARKETING

The Company sells and markets its products through an internal sales force, as well as selected broker networks. The Company's sales force is organized to serve a specific market segment, focusing either on geographic territories, distribution channels or product lines. This focus allows each sales group to provide high level, responsive service and support to the customers and markets that it serves.

The Company's sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, diversified packaging and consumer coupon distribution. The Company retains advertising agencies to assist with media advertising programs for its brands. The Company also offers numerous promotional programs to its retail customers, including cooperative advertising support, in-store advertising materials and other incentives. Management believes these elements allow it to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. The Company seeks to maintain points of difference between its brands and those of its competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, the Company sponsors special holiday promotions including St. Nick's, which features special holiday flavors and packaging.

The Company's "regional share dynamics" strategy emphasizes the acquisition and support of brands that have a significant regional presence. Management believes that these types of products have a consumer loyalty that generates more aggressive retailer sponsored promotional activities. In addition, these types of products are not vulnerable to "consumer switching", having had specific purchasers for a long period of time who now believe the product is made solely for them. Also, these "home-town" types of products are more easily given media exposure through community activities and other local events.

As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to cause the maximum joint effort in generating sales for branded and allied branded products. These "Strategic Alliances" provide for retailer promotional support for the Company's brands and nationally integrated manufacturing and distribution services for the retailer's allied brands.

RAW MATERIALS

The Company's centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for its sixteen bottling facilities, management believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of beverages.

Products produced and sold by the Company are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of the Company's low-calorie soft drink products use aspartame. The Company manufactures substantially all of its own flavor concentrates and purchases the remainder of its raw materials from multiple suppliers. In the ordinary course of its business, the Company enters into agreements for the supply of certain raw materials that generally do not require the purchase of specified or minimum quantities.

All of the materials or ingredients used by the Company are presently available from multiple suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside the Company's control could adversely affect the supply of specific materials. Additionally, pricing and availability of certain of the Company's raw materials are based on commodities, primarily aluminum, corn and juice concentrates, which tend to fluctuate based upon worldwide market conditions. See Item 7A.

SEASONALITY

The Company's sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The carbonated soft drink market and the non-carbonated beverage market are highly competitive and the Company's competitive position varies in each of its market areas. Company products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. The Company competes with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. Management believes the Company differentiates itself through strong regional brand recognition, innovative flavor variety, attractive packaging, consistent customer service, efficient distribution methods, specialized advertising and, for some product lines, value pricing.

TRADEMARKS

The Company maintains various registered trademarks for its proprietary brands in the United States and abroad, which are significant to the business of the Company. Shasta, Faygo, Ritz, LaCroix, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Ohana, St. Nick's and VooDoo Rain are registered trademarks of the Company. The Company intends to continue to maintain all registrations of its significant trademarks and use the trademarks in the operation of its businesses.

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

Certain states and localities prohibit the sale of certain beverages unless a deposit or tax is charged for containers. These requirements vary by each jurisdiction. Proposals for similar legislation have been enacted in certain other states and localities, as well as Congress. The Company is unable to predict whether such legislation will be enacted or what impact its enactment would have on its business, financial condition or results of operation.

All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on the Company's financial or competitive position. Additionally, management believes that its current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. However, compliance with or any violation of current and future laws or regulations could require material expenditures or otherwise have a material adverse effect on the Company.

EMPLOYEES

As of April 28, 2001, the Company employed approximately 1,700 people, of which approximately 450 are covered by collective bargaining agreements. Management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

The principal properties of the Company include sixteen production facilities located in thirteen states which, in the aggregate, comprise approximately two million square feet. Twelve facilities are owned by the Company and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Four production facilities, located in Louisiana, Maryland and Florida (2), are leased subject to agreements that expire through 2004. Management believes the Company's facilities are generally in good condition and sufficient to meet its present needs.

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

No matters were voted upon during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company, par value $.01 per share, is listed and traded on the American Stock Exchange under the symbol "FIZ".

The table below sets forth, for the periods indicated, the high and low prices of the common stock as reported by the American Stock Exchange:

                          Fiscal 2001                 Fiscal 2000
                       High          Low           High          Low
                      ------        ------        ------        ------

First Quarter         $ 9.75        $ 7.63        $ 9.75        $ 8.25
Second Quarter        $ 8.13        $ 6.69        $ 9.38        $ 7.75
Third Quarter         $10.25        $ 6.63        $ 8.38        $ 7.38
Fourth Quarter        $10.00        $ 7.94        $ 9.25        $ 7.13

HOLDERS

At July 19, 2001, according to records maintained by the Company's transfer agent, there were approximately 1,000 stockholders of record of the Company's common stock, which does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

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

ITEM 6.  SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                                    Fiscal Year Ended
                                           ------------------------------------------------------------------------
                                           April 28,       April 29,        May 1,          May 2,          May 3,
                                             2001            2000            1999            1998          1997(1)
                                           --------        --------        --------        --------        --------

STATEMENT OF INCOME DATA:
Net sales                                  $480,415        $426,269        $402,108        $400,749        $385,427
Cost of sales                               323,743         286,245         268,844         275,083         275,453
                                           --------        --------        --------        --------        --------
Gross profit                                156,672         140,024         133,264         125,666         109,974
Selling, general and administrative
    expenses                                131,852         120,104         110,246         102,195          88,921
Interest expense                              2,110           2,789           3,304           4,175           4,951
Other income - net                            1,506           4,754           1,323           1,633             871
                                           --------        --------        --------        --------        --------
Income before income taxes                   24,216          21,885          21,037          20,929          16,973
Provision for income taxes                    9,236           8,302           7,868           7,827           6,280
                                           --------        --------        --------        --------        --------
Net income                                 $ 14,980        $ 13,583        $ 13,169        $ 13,102        $ 10,693
                                           ========        ========        ========        ========        ========

Net income per share(2):
        Basic                              $    .82        $    .74        $    .71        $    .71        $    .58
        Diluted                                 .80             .71             .68             .68             .56

BALANCE SHEET DATA:
Working capital                            $ 62,444        $ 54,907        $ 57,504        $ 50,398        $ 47,624
Property - net                               62,215          62,430          56,103          55,945          55,436
Total assets                                203,868         197,754         180,404         182,327         170,897
Long-term debt                               24,136          33,933          40,267          41,600          55,026
Deferred income taxes                        10,208           8,011           8,344           8,332           7,245
Shareholders' equity                        108,488          93,686          82,005          69,980          56,703

(1)      Fiscal 1997 consisted of 53 weeks.

(2) Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

National Beverage Corp. (the "Company") is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's brands emphasize distinctive flavor variety, including its flagship brands Shasta(R) and Faygo(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R), and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM), Crystal Bay(R), and ClearFruit(R) flavored and spring water products. The Company also produces specialty products, including VooDoo Rain(R), a line of alternative beverages geared toward young consumers, Ohana(R) fruit-flavored drinks, and St. Nick's(R) holiday soft drinks. Substantially all of the Company's brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

The Company's strategy emphasizes the growth of its branded products by offering a diverse beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the "quality-price" sensitivity factor of the family consumer. Management believes that the "regional share dynamics" of its brands have a consumer loyalty within local markets that generates more aggressive retailer sponsored promotional activities.

The Company occupies a unique position in the industry as a vertically integrated national company delivering branded and allied brands through a hybrid distribution network to multiple beverage channels. As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to cause the maximum joint effort in generating sales for branded and allied branded products. These "Strategic Alliances" provide for retailer promotional support for the Company's brands and nationally integrated manufacturing and distribution services for the retailer's allied brands.

Over the last several years, the Company has focused on increasing penetration of its brands in the convenience channel through company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller "up-and-down-the-street" accounts. Because of the higher retail prices and margins that typically prevail, the Company has undertaken specific measures to expand its distribution in this channel. These include the development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Home Juice and Mr. Pure. Also, the Company has created proprietary and specialized packaging for these products with specific graphics for the discriminating consumer. In September 2000, the Company acquired certain assets of Beverage Canners International, Inc. ("BCI"), a Miami-based producer and distributor of the Ritz and Crystal Bay brands. This acquisition provided the Company with an additional direct-store delivery system located in the South Florida market as well as strong regional brands sold throughout the southeastern United States and Caribbean in keeping with the Company's "regional share dynamics" strategy. Management intends to continue its focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company's operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

NET SALES:

Net sales for fiscal 2001 increased approximately $54.1 million, or 12.7%, to $480.4 million. This increase was due primarily to volume growth in the Company's flavored carbonated soft drinks, increased pricing of the Company's proprietary brands, and sales of the Ritz and Crystal Bay brands acquired in September 2000. This improvement was partially offset by declines related to product mix.

Net sales for fiscal 2000 increased approximately $24.2 million, or 6.0%, over the prior year. This improvement was primarily attributed to an increase in case volume of the Company's proprietary brands and revenues from the May 1999 acquisition of Home Juice. These increases are net of volume declines in lower-margin allied branded products.

GROSS PROFIT:

Gross profit approximated 32.6% and 32.8% of net sales in fiscal 2001 and fiscal 2000, respectively. This change in gross profit reflects increased distribution in the convenience channel which was offset by changes in product mix and increased utility and labor costs.

Gross profit approximated 32.8% of net sales for fiscal 2000 and 33.1% of net sales for fiscal 1999. This decline was the result of increases in certain raw material costs and higher production costs related to Home Juice, partially offset by favorable changes in product and package mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses for fiscal 2001 increased $11.7 million, or 9.8%, to $131.9 million. This increase was due to higher distribution and selling costs related to increased sales volume, higher fuel costs, and integration costs related to the BCI acquisition.

Selling, general and administrative expenses increased to $120.1 million or 28.2% of net sales for fiscal 2000. This increase was primarily due to expenses related to Home Juice and higher selling and startup distribution costs resulting from expanded distribution in the convenience channel.

INTEREST EXPENSE AND OTHER INCOME-NET:

Fiscal 2001 and 2000 interest expense decreased $.7 million and $.5 million, respectively, due to a reduction in average outstanding debt and interest rates. Other income includes interest income of $1.6 million for fiscal 2001 and $1.4 million for fiscal 2000 and 1999. In addition, other income for fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

INCOME TAXES:

The Company's effective tax rate was approximately 38.1% for fiscal 2001, 37.9% for fiscal 2000, and 37.4% for fiscal 1999. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 7 of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

The Company's current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $48 million of which approximately $43 million was available for future borrowings at April 28, 2001. Management believes that existing capital resources are sufficient to meet the Company's and the parent company's capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company's EBITDA increased 9.5% to $38.1 million for fiscal 2001 from $34.8 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOW

The Company's principal source of cash during fiscal 2001 was $21.5 million provided by operating activities. The Company's primary uses of cash were net debt repayments of $10.1 million and capital expenditures of $6.0 million.

Net cash provided by operating activities increased to $21.5 million from $19.6 million for fiscal 2000 largely due to increases in net income and non-cash charges. Net cash used in investing activities declined slightly to $10.0 million from $10.3 million as a result of decreased expenditures for property and acquisitions partially offset by reduced proceeds from the sale of assets. Net cash used in financing activities increased approximately $1.9 million for fiscal 2001 as a result of increased net debt repayments, which included the final Senior Note principal installment of $8.3 million.

FINANCIAL CONDITION

During fiscal 2001, the Company's working capital improved to $62.4 million from $54.9 million primarily due to cash generated from operations and an increase in current assets. Trade receivables and inventories increased as a result of the sales growth and the acquisition of BCI. Prepaid and other assets increased primarily due to an increase in income tax refund receivables. At April 28, 2001, the current ratio was 2.1 to 1 compared to 1.9 to 1 for the prior year. The debt-to-equity ratio improved to .2 to 1 from .4 to 1 due to a reduction in debt and an increase in retained earnings.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2002 capital expenditures will be comparable to fiscal 2001.

Certain debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company.

At April 28, 2001, retained earnings of approximately $38 million were available for distribution and the Company was in compliance with all loan covenants and restrictions. See Note 5 of Notes to Consolidated Financial Statements.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2001 and 2000, the Company purchased 33,600 shares and 265,980 shares, respectively, of common stock.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisors, Inc. ("CMA") of approximately $4.8 million for fiscal 2001, $4.3 million for fiscal 2000, and $4.0 million for fiscal 1999. At April 28, 2001, the Company owed $430,000 to CMA for unpaid fees. See Note 6 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, modifies the method of accounting for derivatives by requiring that all derivatives be recorded at fair market values in the balance sheet. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2002 and believes that it will not have a significant impact on its consolidated financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives", which requires the cost of consumer coupons and other sales incentives to be classified as a reduction of revenues. In addition, in April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", which requires slotting costs and other payments made to retailers to be classified as a reduction of revenue. The Company currently classifies certain sales incentives and payments to retailers as "Selling, general and administrative expenses". The Company will adopt EITF 00-14 and EITF 00-25 in fiscal 2002 and has not yet made a determination of the impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which addresses financial accounting and reporting for business combinations, requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach and is effective for fiscal years beginning after December 15, 2001. The Company has not yet made a determination of the impact of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

FORWARD LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company's Strategic Alliance objective; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company's ability to increase prices; continued retailer support for the Company's brands; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

INTEREST RATES

At the end of fiscal 2001, the Company had $19.9 million of floating rate term debt outstanding and $4 million outstanding under floating rate revolving credit agreements. If the interest rate changed by 100 basis points (1%), interest expense for fiscal 2001 would have changed by approximately $200,000. Because of its limited exposure to interest rate movements, the Company does not currently utilize interest rate swaps or other interest rate hedging products.

The Company's investment portfolio consists primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2001 would have changed by approximately $300,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 28, 2001 AND APRIL 29, 2000
(In thousands, except share amounts)

                                                                                     2001              2000
                                                                                  ----------        ----------

ASSETS
Current assets:
     Cash and equivalents                                                         $   39,625        $   38,482
     Trade receivables - net of allowances of $559 (2001) and $534 (2000)             41,068            39,116
     Inventories                                                                      31,747            29,056
     Deferred income taxes                                                             1,333             1,465
     Prepaid and other                                                                 6,518             5,554
                                                                                  ----------        ----------
     Total current assets                                                            120,291           113,673
Property - net                                                                        62,215            62,430
Intangible assets - net                                                               15,259            15,754
Other assets                                                                           6,103             5,897
                                                                                  ----------        ----------
                                                                                  $  203,868        $  197,754
                                                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $   37,651        $   37,199
     Accrued liabilities                                                              20,131            19,646
     Income taxes payable                                                                 65             1,921
                                                                                  ----------        ----------
     Total current liabilities                                                        57,847            58,766
Long-term debt                                                                        24,136            33,933
Deferred income taxes                                                                 10,208             8,011
Other liabilities                                                                      3,189             3,358
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
        shares issued; no shares outstanding                                             150               150
     Common stock, $.01 par value - authorized 50,000,000 shares;
        issued 22,134,612 shares (2001) and 22,117,332 shares (2000);
        outstanding 18,161,978 shares (2001) and 18,178,298 shares (2000)                221               221
   Additional paid-in capital                                                         15,638            15,556
   Retained earnings                                                                 109,705            94,725
   Treasury stock - at cost:
        Preferred stock - 150,000 shares                                              (5,100)           (5,100)
        Common stock - 3,972,634 shares (2001) and 3,939,034 shares (2000)           (12,126)          (11,866)
                                                                                  ----------        ----------
   Total shareholders' equity                                                        108,488            93,686
                                                                                  ----------        ----------
                                                                                  $  203,868        $  197,754
                                                                                  ==========        ==========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999 (In thousands, except per share amounts)

                                                      2001            2000            1999
                                                    --------        --------        --------

Net sales                                           $480,415        $426,269        $402,108

Cost of sales                                        323,743         286,245         268,844
                                                    --------        --------        --------

Gross profit                                         156,672         140,024         133,264

Selling, general and administrative expenses         131,852         120,104         110,246

Interest expense                                       2,110           2,789           3,304

Other income - net                                     1,506           4,754           1,323
                                                    --------        --------        --------

Income  before income taxes                           24,216          21,885          21,037

Provision for income taxes                             9,236           8,302           7,868
                                                    --------        --------        --------

Net income                                          $ 14,980        $ 13,583        $ 13,169
                                                    ========        ========        ========

Net income per share -
   Basic                                            $    .82        $    .74        $    .71
                                                    ========        ========        ========
   Diluted                                          $    .80        $    .71        $    .68
                                                    ========        ========        ========

Average common shares outstanding -
   Basic                                              18,160          18,321          18,474
                                                    ========        ========        ========
   Diluted                                            18,840          19,018          19,278
                                                    ========        ========        ========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999 (In thousands, except share amounts)

                                        2001                        2000                      1999
                              ------------------------    ----------------------    ----------------------
                                Shares        Amount        Shares       Amount       Shares       Amount
                              ----------    ----------    ----------    --------    ----------    --------

PREFERRED STOCK
Beginning and end of year        150,000    $      150       150,000    $    150       150,000    $    150
                              ==========    ----------    ==========    --------    ==========    --------

COMMON STOCK
Beginning of year             22,117,332           221    22,062,012         221    22,025,212         220
Stock options exercised           17,280            --        55,320          --        36,800           1
                              ----------    ----------    ----------    --------    ----------    --------
End of year                   22,134,612           221    22,117,332         221    22,062,012         221
                              ==========    ----------    ==========    --------    ==========    --------

ADDITIONAL PAID-IN CAPITAL
Beginning of year                               15,556                    15,304                    15,118
Stock options exercised                             82                       252                       186
                                            ----------                  --------                  --------
End of year                                     15,638                    15,556                    15,304
                                            ----------                  --------                  --------

RETAINED EARNINGS
Beginning of year                               94,725                    81,142                    67,973
Net income                                      14,980                    13,583                    13,169
                                            ----------                  --------                  --------
End of year                                    109,705                    94,725                    81,142
                                            ----------                  --------                  --------

TREASURY STOCK-PREFERRED
Beginning and end of year        150,000        (5,100)      150,000      (5,100)      150,000      (5,100)
                              ==========    ----------    ==========    --------    ==========    --------

TREASURY STOCK-COMMON
Beginning of year              3,939,034       (11,866)    3,673,054      (9,712)    3,530,724      (8,381)
Purchase of common stock          33,600          (260)      265,980      (2,154)      142,330      (1,331)
                              ----------    ----------    ----------    --------    ----------    --------
End of year                    3,972,634       (12,126)    3,939,034     (11,866)    3,673,054      (9,712)
                              ==========    ----------    ==========    --------    ==========    --------

TOTAL SHAREHOLDERS' EQUITY                  $  108,488                  $ 93,686                  $ 82,005
                                            ==========                  ========                  ========

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999 (In thousands)

                                                                       2001        2000        1999
                                                                     --------    --------    --------

OPERATING ACTIVITIES:
Net income                                                           $ 14,980    $ 13,583    $ 13,169
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                   11,739      10,163       9,921
       Deferred income tax provision                                    2,329         582         181
       Loss (gain) on sale of assets                                       95      (3,364)         74
       Changes in assets and liabilities, net of acquisitions:
           Trade receivables                                           (1,948)       (677)      1,186
           Inventories                                                    786      (1,934)     (1,805)
           Prepaid and other assets                                    (4,002)     (3,441)     (3,859)
           Accounts payable                                                92       2,809      (6,839)
           Other liabilities, net                                      (2,604)      1,926      (5,290)
                                                                     --------    --------    --------
Net cash provided by operating activities                              21,467      19,647       6,738
                                                                     --------    --------    --------

INVESTING ACTIVITIES:
Property additions                                                     (6,049)     (8,559)     (6,772)
Proceeds from sale of assets                                               28       3,557          42
Acquisitions, net of cash acquired                                     (3,979)     (5,258)         --
                                                                     --------    --------    --------
Net cash used in investing activities                                 (10,000)    (10,260)     (6,730)
                                                                     --------    --------    --------

FINANCING ACTIVITIES:
Debt borrowings                                                            --       4,000          --
Debt repayments                                                        (9,106)     (8,334)     (8,726)
Borrowings (payments) on line of credit, net                           (1,000)     (2,000)      7,000
Purchase of common stock                                                 (260)     (2,154)     (1,331)
Proceeds from stock options exercised                                      42         103          82
                                                                     --------    --------    --------
Net cash used in financing activities                                 (10,324)     (8,385)     (2,975)
                                                                     --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         1,143       1,002      (2,967)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                               38,482      37,480      40,447
                                                                     --------    --------    --------

CASH AND EQUIVALENTS - END OF YEAR                                   $ 39,625    $ 38,482    $ 37,480
                                                                     ========    ========    ========

OTHER CASH FLOW INFORMATION:
Interest paid                                                        $  2,450    $  2,867    $  2,909
Income taxes paid                                                      10,616       7,366       7,071

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

National Beverage Corp. (the "Company") is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of cola and multi-flavored soft drinks, juice drinks, water and specialty beverages. Substantially all of the Company's brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets across the continental United States.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated. The Company's fiscal year ends the Saturday closest to April 30th. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

CASH AND EQUIVALENTS

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

CREDIT RISK

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. At April 28, 2001, the Company did not have any customers that comprised more than 10% of trade receivables while, at April 29, 2000, one customer represented approximately 13% of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 2001, 2000 or 1999.

CUSTOMER CONTRACTS

The Company incurs certain costs related to long-term contractual relationships with national and regional retailers to manufacture and market Company and retailer branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the Company's policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with remaining periods of one year or less are included in other current assets and all other amounts are included in other assets. Advertising costs are expensed as incurred.

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 28, 2001 are comprised of finished goods of $17,721,000 and raw materials of $14,026,000. Inventories at April 29, 2000 are comprised of finished goods of $15,377,000 and raw materials of $13,679,000.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill, trademarks, formulas and customer lists at costs assigned at the date of acquisition and are amortized on a straight-line basis over estimated useful lives ranging from 10 to 40 years. Intangible assets at April 28, 2001 and April 29, 2000 consisted of the following:

                                           (In thousands)
                                        2001            2000
                                      --------        --------

Goodwill                              $ 17,218        $ 17,122
Other                                    5,063           5,013
                                      --------        --------
Total                                   22,281          22,135
Less accumulated amortization           (7,022)         (6,381)
                                      --------        --------
Net                                   $ 15,259        $ 15,754
                                      ========        ========

IMPAIRMENT OF LONG-LIVED ASSETS

All long-lived assets, including goodwill and other intangible assets, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows.

CHANGES IN ACCOUNTING STANDARDS

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives", which requires the cost of consumer coupons and other sales incentives to be classified as a reduction of revenues. In addition, in April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", which requires slotting costs and other payments made to retailers to be classified as a reduction of revenue. The Company currently classifies certain sales incentives and payments to retailers as "Selling, general and administrative expenses". The Company will adopt EITF 00-14 and EITF 00-25 in fiscal 2002 and has not yet made a determination of the impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which addresses financial accounting and reporting for business combinations, requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach and is effective for fiscal years beginning after December 15, 2001. The Company has not yet made a determination of the impact of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

INSURANCE PROGRAMS

The Company maintains self-insured and deductible programs for certain liability, medical and workers' compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance.

REVENUE RECOGNITION

Revenue from product sales is recognized by the Company when title and risk of loss passes to the customer, which generally occurs upon delivery.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are reported in "Selling, general and administrative expenses" in the accompanying statements of income. Such costs aggregated $37.0 million in fiscal 2001, $31.2 million in fiscal 2000, and $28.8 million in fiscal 1999.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

SEGMENT REPORTING

The Company operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.

2. ACQUISITIONS

In September 2000, the Company acquired certain operations and assets of Beverage Canners International, Inc., a Miami-based producer and distributor of carbonated soft drinks and sparkling waters. The assets acquired included a leased manufacturing facility, inventory, and the Ritz(R) and Crystal Bay(R) brands. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition.

In May 1999, the Company acquired the operations and assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired included a manufacturing facility, receivables, inventory and the Mr. Pure(R) and Home Juice(R) trademarks. The operating results of Home Juice, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method.

3. PROPERTY

Property at April 28, 2001 and April 29, 2000 consisted of the following:

                                             (In thousands)
                                         2001              2000
                                      ----------        ----------

Land                                  $   10,625        $   10,617
Buildings and improvements                35,088            34,416
Machinery and equipment                   94,356            89,345
                                      ----------        ----------
Total                                    140,069           134,378
Less accumulated depreciation            (77,854)          (71,948)
                                      ----------        ----------
Property - net                        $   62,215        $   62,430
                                      ==========        ==========

Depreciation expense was $7,996,000 for fiscal 2001, $6,966,000 for fiscal 2000, and $6,498,000 for fiscal 1999. Other income for the fourth quarter of fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

4. ACCRUED LIABILITIES

Accrued liabilities at April 28, 2001 and April 29, 2000 consisted of the following:

                                      (In thousands)
                                   2001            2000
                                 --------        --------

Accrued promotions               $  5,951        $  5,350
Accrued compensation                5,595           5,343
Other accrued liabilities           8,585           8,953
                                 --------        --------
Total                            $ 20,131        $ 19,646
                                 ========        ========

5. DEBT

Long-term debt at April 28, 2001 and April 29, 2000 consisted of the following:

                                 (In thousands)
                              2001            2000
                            --------        --------

Senior Notes                $     --        $  8,333
Credit Facilities              4,000           5,000
Term Loan Facilities          19,900          20,600
Other                            236              --
                            --------        --------
Total                       $ 24,136        $ 33,933
                            ========        ========

A subsidiary of National Beverage Corp. had outstanding 9.95% unsecured senior notes in the original principal amount of $50 million (the "Senior Notes"), of which the final annual installment of $8.3 million was paid on November 1, 2000. Additionally, certain subsidiaries maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire December 10, 2002 and bear interest at 1/2% below the banks' reference rates or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rates or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term Credit Facilities to fund the current principal payments due on its Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At April 28, 2001, retained earnings of approximately $38 million were available for distribution and the Company was in compliance with all loan covenants.

The long-term portion of debt at April 28, 2001 matures as follows:

                (In thousands)

Fiscal 2003        $14,136
Fiscal 2004          9,400
Fiscal 2005            600
                   -------
                   $24,136
                   =======

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments. At April 28, 2001 and April 29, 2000, the difference between the estimated fair value and the carrying value of debt instruments was not material.

6. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2001 and 2000, the Company purchased 33,600 shares and 265,980 shares, respectively, of common stock on the open market. Such shares are classified as treasury stock.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. ("CMA"), a corporation owned by the Company's Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company's Board of Directors. The Company incurred fees to CMA of $4.8 million, $4.3 million and $4.0 million for fiscal 2001, 2000 and 1999, respectively. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable in the accompanying consolidated balance sheets at April 28, 2001 and April 29, 2000 were amounts due CMA of $430,000 and $879,000, respectively.

7. INCOME TAXES

The provision for income taxes consists of the following:

                            (In thousands)
                   2001          2000          1999
                  ------        ------        ------

Current           $6,907        $7,720        $7,687
Deferred           2,329           582           181
                  ------        ------        ------
Total             $9,236        $8,302        $7,868
                  ======        ======        ======

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                    2001        2000        1999
                                                    ----        ----        ----

Statutory federal income tax rate                   35.0%       35.0%       35.0%
State income taxes, net of federal benefit           2.5         2.4         2.5
Goodwill and other permanent differences              .6          .8          .8
Other, net                                            --         (.3)        (.9)
                                                    ----        ----        ----
Effective income tax rate                           38.1%       37.9%       37.4%
                                                    ====        ====        ====

The Company provides deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. The Company's deferred tax assets and liabilities as of April 28, 2001 and April 29, 2000 consisted of the following:

                                                     (In thousands)
                                                  2001            2000
                                                --------        --------

Deferred tax assets:
    Accrued expenses and other                  $  3,477        $  3,941
    Inventory and amortizable assets                 522             238
                                                --------        --------
    Total deferred tax assets                      3,999           4,179
Deferred tax liabilities:
    Property and intangibles                      12,874          10,725
                                                --------        --------
Net deferred tax liabilities                    $  8,875        $  6,546
                                                ========        ========

8. LEASES

Future minimum rental commitments for non-cancelable operating leases at April 28, 2001 are as follows:

                                   (In thousands)

Fiscal 2002                           $ 6,703
Fiscal 2003                             5,146
Fiscal 2004                             4,477
Fiscal 2005                             2,778
Fiscal 2006                             1,581
Thereafter                              2,074
                                      -------
Total minimum lease payments          $22,759
                                      =======

Rental expense was $10,164,000 for fiscal 2001, $8,179,000 for fiscal 2000, and $6,605,000 for fiscal 1999.

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

The Company's 1991 Stock Purchase Plan (the "Stock Purchase Plan") provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (i) have been employed by the Company for at least two years, (ii) are not part-time employees of the Company and (iii) are not owners of five percent (5%) or more of the common stock of the Company. As of April 28, 2001, no shares have been issued under the Stock Purchase Plan.

The following is a summary of stock option activity:

                                                     2001
                                            ---------------------
                                                         Weighted
                                                         Average
                                                         Exercise      2000          1999
                                              Shares      Price       Shares        Shares
                                            ----------   --------   ----------    ----------

Options outstanding, beginning of year       1,121,956    $ 3.28     1,191,276     1,108,086
Options granted                                208,700      7.26         8,000       123,300
Options exercised                              (17,280)     2.65       (55,320)      (36,800)
Options canceled                               (39,360)    10.61       (22,000)       (3,310)
                                            ----------              ----------    ----------
Options outstanding, end of year             1,274,016      3.71     1,121,956     1,191,276
                                            ==========              ==========    ==========

Options exercisable, end of year               954,106                 920,812       804,920
Options available for grant, end of year       386,824                 586,164       572,164

The following is a summary of stock options outstanding at April 28, 2001:

                          Options Outstanding               Options Exercisable
                 -------------------------------------     ---------------------
                  Weighted
                   Average                    Weighted                  Weighted
                  Remaining                   Average                   Average
   Range of      Contractual                  Exercise                  Exercise
Exercise Price      Life         Shares        Price        Shares       Price
--------------   -----------    ---------     --------     --------     --------

   $ .13           1 year          88,000      $  .13        88,000      $  .13
 $.38-$.63         1 year          73,600         .48        73,600         .48
   $1.25           1 year          54,400        1.25        54,400        1.25
$1.97-$2.56       3 years         567,400        2.17       567,400        2.17
$4.13-$4.95       7 years          14,800        4.54         5,600        4.75
   $5.00          5 years         151,100        5.00       120,880        5.00
$5.06-$6.43       7 years          34,766        5.81         8,706        6.05
   $7.38          10 years        201,150        7.38             0        7.38
   $9.88          7 years          88,800        9.88        35,520        9.88
                                ---------                  --------
                                1,274,016        3.71       954,106        2.49
                                =========                  ========

The option price range for all options outstanding at the end of the fiscal year was $.13 to $9.88 for 2001 and $.13 to $13.50 for 2000 and 1999. The option price range for options exercised during the fiscal year was $2.09 to $5.00 for 2001 and $.63 to $5.00 for 2000 and 1999.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123") for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of stock option grants was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 45% for 2001, 46% for 2000, and 48% for 1999; risk free interest rates of approximately 5% for 2001 and 6% for 2000 and 1999; and no dividend payments. The weighted average fair value of options granted during the fiscal year was $5.04 for 2001, $6.46 for 2000, and $6.53 for 1999. Had compensation cost for the Company's options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company's net income and earnings per share for fiscal 2001, 2000 and 1999 would have been reduced on a pro forma basis by less than $200,000 ($.01 per share) for each year.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1,490,000 for fiscal 2001, $1,289,000 for fiscal 2000, and $1,084,000 for fiscal 1999.

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

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    (In thousands, except per share amounts)
                                   First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  --------    --------    --------    --------

Fiscal 2001
-----------
Net sales                         $140,226    $120,760    $ 97,096    $122,333
Gross profit                        46,053      38,917      30,249      41,453
Net income                           6,950       3,315         532       4,183
Net income per common share:
    Basic                         $    .38    $    .18    $    .03    $    .23
    Diluted                       $    .37    $    .18    $    .03    $    .22

Fiscal 2000
-----------
Net sales                         $130,085    $105,111    $ 83,130    $107,943
Gross profit                        43,515      34,405      26,255      35,849
Net income                           6,611       2,847         115       4,010
Net income per common share:
    Basic                         $    .35    $    .16    $    .01    $    .22
    Diluted                       $    .34    $    .15    $    .01    $    .21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of National Beverage Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 28, 2001 and April 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 29 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Miami, Florida
July 20, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption "Election of Directors" and "Information as to Nominees and Other Directorships" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 27, 2001 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 28, 2001.

         Name                        Age       Position with Company
         ----                        ---       ---------------------

         Nick A. Caporella(1)         65       Chairman of the Board, Chief
                                               Executive Officer, President and
                                               Chief Financial Officer

         Joseph G. Caporella(2)       41       Executive Vice President and Secretary

         George R. Bracken(3)         55       Senior Vice President - Finance

         Dean A. McCoy(4)             44       Senior Vice President - Controller

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

(3) Mr. George R. Bracken was named Senior Vice President - Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4) Mr. Dean A. McCoy was named Senior Vice President - Controller in October 2000 and, prior to that date, served as Vice President - Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

National Beverage Corp. 2001 Proxy Statement, which will be filed on or before August 27, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

National Beverage Corp. 2001 Proxy Statement, which will be filed on or before August 27, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 2001 Proxy Statement, which will be filed on or before August 27, 2001, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                               PAGE
(A)   1. FINANCIAL STATEMENTS
         The following consolidated financial statements of National Beverage Corp.
         and subsidiaries are included herein:
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

(B)      REPORTS ON FORM 8-K
         No reports on Form 8-K were filed for the quarter ended April 28, 2001.

EXHIBIT INDEX

      Exhibit No.          Description
      -----------          -----------

          3.1              Restated Certificate of Incorporation(1)

          3.2              Amended and Restated By-Laws(1)

         10.1              Management Agreement between the Company and Corporate
                           Management Advisors, Inc.(2)

         10.2              National Beverage Corp. Investment and Profit Sharing Plan(1)

         10.3              National Beverage Corp. 1991 Omnibus Incentive Plan(2)

         10.4              National Beverage Corp. 1991 Stock Purchase Plan(2)

         10.5 Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein(3)

         10.6              Agreement, dated March 11, 1994, between Burnup
                           & Sims Inc. and National Beverage Corp.(4)

         10.7              First Amendment to Credit Agreement, dated November
                           10, 1994, between NewBevCo and lender therein(5)

         10.8              Second Amendment to Credit Agreement, dated November
                           21, 1995, between NewBevCo and lender therein(6)

         10.9              Third Amendment to Credit Agreement, dated February 29,
                           1996, between NewBevCo and lender therein(7)

         10.10             Fourth Amendment to Credit Agreement, dated April 24,
                           1996, between NewBevCo and lender therein(7)

         10.11             Fifth Amendment to Credit Agreement, dated November
                           14, 1996, between NewBevCo and lender therein(8)

         10.12 Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein(7)

         10.13             Letter Modification to Term Loan Credit Agreement dated
                           April 24, 1996, between NewBevCo and lender therein(7)

         10.14             Amendment No. 1 to the National Beverage Corp. Omnibus
                           Incentive Plan(7)

         10.15             Special Stock Option Plan(9)

         10.16             Amendment No. 2 to the National Beverage Corp. Omnibus
                           Incentive Plan(10)

         10.17             Key Employee Equity Partnership Program(10)

         10.18             Amended and Restated Credit Agreement, dated December
                           10, 1998, between NewBevCo and lender therein(11)

         10.19             Third Amendment to Term Loan Credit Agreement, dated
                           June 7, 1999, between NewBevCo and lender therein(11)

         21.1              Subsidiaries of Registrant(12)

         23.1              Consent of Independent Certified Public Accountants(12)

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

NATIONAL BEVERAGE CORP.
(Registrant)


/s/ Dean A. McCoy                                     Date: July 26, 2001
--------------------------------------------------
Dean A. McCoy
Senior Vice President - Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nick A. Caporella                                 Date: July 26, 2001
--------------------------------------------------
Nick A. Caporella
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)


/s/ Joseph G. Caporella                               Date: July 26, 2001
--------------------------------------------------
Joseph G. Caporella
Executive Vice President and Secretary


/s/ Samuel C. Hathorn, Jr.                            Date: July 26, 2001
--------------------------------------------------
Samuel C. Hathorn, Jr.
Director


/s/ S. Lee Kling                                      Date: July 26, 2001
--------------------------------------------------
S. Lee Kling
Director


/s/ Joseph P. Klock, Jr.                              Date: July 26, 2001
--------------------------------------------------
Joseph P. Klock, Jr.
Director

SCHEDULE I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF APRIL 28, 2001 AND APRIL 29, 2000
(In thousands, except share amounts)

                                                                                       2001          2000
                                                                                    ----------    ----------

ASSETS
Current assets:
  Cash and equivalents                                                              $   10,215    $   10,104
  Deferred income taxes                                                                  1,333         1,465
                                                                                    ----------    ----------
  Total current assets                                                                  11,548        11,569
Investment in subsidiaries - net                                                       107,213        92,049
                                                                                    ----------    ----------
                                                                                    $  118,761    $  103,618
                                                                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Income taxes payable                                                              $       65    $    1,921
Deferred income taxes                                                                   10,208         8,011
Commitments and contingencies
Shareholders' equity:
  Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
    shares issued;  no shares outstanding                                                  150           150
  Common stock, $.01 par value - authorized 50,000,000 shares;
    issued 22,134,612 shares (2001) and 22,117,332 shares (2000);
    outstanding: 18,161,978 shares (2001) and 18,178,298 shares (2000)                     221           221
  Additional paid-in capital                                                            15,638        15,556
  Retained earnings                                                                    109,705        94,725
  Treasury stock-at cost:
    Preferred stock - 150,000 shares                                                    (5,100)       (5,100)
    Common stock - 3,972,634 shares (2001) and 3,939,034 shares (2000)                 (12,126)      (11,866)
                                                                                    ----------    ----------
  Total shareholders' equity                                                           108,488        93,686
                                                                                    ----------    ----------
                                                                                    $  118,761    $  103,618
                                                                                    ==========    ==========

See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000 AND MAY 1, 1999 (In thousands, except per share amounts)

                                                             2001        2000        1999
                                                           --------    --------    --------

Equity in pre-tax earnings of consolidated subsidiaries    $ 24,216    $ 21,885    $ 21,037

Provision for income taxes                                    9,236       8,302       7,868
                                                           --------    --------    --------

Net income                                                 $ 14,980    $ 13,583    $ 13,169
                                                           ========    ========    ========

Net income per share-
  Basic                                                    $    .82    $    .74    $    .71
                                                           ========    ========    ========
  Diluted                                                  $    .80    $    .71    $    .68
                                                           ========    ========    ========

Average common shares outstanding-
  Basic                                                      18,160      18,321      18,474
                                                           ========    ========    ========
  Diluted                                                    18,840      19,018      19,278
                                                           ========    ========    ========

See accompanying Notes to Condensed Financial Statements.

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000, AND MAY 1, 1999 (In thousands)

                                                                  2001        2000        1999
                                                                --------    --------    --------

OPERATING ACTIVITIES:
Net income                                                      $ 14,980    $ 13,583    $ 13,169
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Deferred income tax provision                               2,329         582         181
       Undistributed equity in net income of
         consolidated subsidiaries                               (14,980)    (13,583)    (13,169)
       Changes in accounts payable and accrued liabilities            --          --      (1,480)
                                                                --------    --------    --------
Net cash provided by (used in) operating activities                2,329         582      (1,299)
                                                                --------    --------    --------

FINANCING ACTIVITIES:
Advances from (to) subsidiaries                                   (2,000)      1,522      12,405
Purchase of common stock                                            (260)     (2,154)     (1,331)
Proceeds from stock options exercised                                 42         103          82
                                                                --------    --------    --------
Net cash provided by (used in) financing activities               (2,218)       (529)     11,156
                                                                --------    --------    --------

NET INCREASE IN CASH AND EQUIVALENTS                                 111          53       9,857

CASH AND EQUIVALENTS - BEGINNING OF YEAR                          10,104      10,051         194
                                                                --------    --------    --------

CASH AND EQUIVALENTS - END OF YEAR                              $ 10,215    $ 10,104    $ 10,051
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

2.       LONG-TERM DEBT

         Certain subsidiaries of NBC have bank credit facilities outstanding. See Note 5 of Notes to Consolidated Financial Statements. These debt agreements contain restrictions which, among other things, limit the subsidiaries from paying cash dividends to the parent. As of April 28, 2001, retained earnings of approximately $38 million were available for distribution.

3.       CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

         See Note 6 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

SCHEDULE II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 28, 2001, APRIL 29, 2000, AND MAY 1, 1999 (In thousands)

                                  Balance at                               Balance
                                  Beginning     Charged         Net         at End
         Description              of Period   to Expenses   Charge-Offs   of Period
         -----------              ---------   -----------   -----------   ---------

YEAR ENDED APRIL 28, 2001:
Allowance for doubtful
accounts receivable                  $534         $182         $(157)        $559
                                     ====         ====         =====         ====

YEAR ENDED APRIL 29, 2000:
Allowance for doubtful
accounts receivable                  $671         $133         $(270)        $534
                                     ====         ====         =====         ====

YEAR ENDED MAY 1, 1999:
Allowance for doubtful accounts
receivable                           $715         $ 45         $ (89)        $671
                                     ====         ====         =====         ====