Form 10-Q
period 2001-07-28
NATIONAL BEVERAGE CORP
filed 2001-09-17
CIK 69891

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2001

                                       or

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

                                             Yes      ( X )    No    (   )

The number of shares of Registrant's common stock outstanding as of August 31, 2001 was 18,160,938.

================================================================================

                             NATIONAL BEVERAGE CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
         as of July 28, 2001 and April 28, 2001 ............................. 3

         Condensed Consolidated Statements of Income
         for the three months ended July 28, 2001
         and July 29, 2000 .................................................. 4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended July 28, 2001
         and July 29, 2000 .................................................. 5

         Notes to Condensed Consolidated Financial Statements ............... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................... 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........12

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................13

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 28, 2001 AND APRIL 28, 2001
(In thousands, except share amounts)

                                                                                           (Unaudited)
                                                                                    July 28,          April 28,
                                                                                      2001              2001
                                                                                   ----------        ----------

ASSETS
Current assets:
     Cash and equivalents                                                          $   37,822        $   39,625
     Trade receivables - net of allowances of $597 ($559 at April 28, 2001)            48,664            41,068
     Inventories                                                                       34,934            31,747
     Deferred income taxes                                                              1,415             1,333
     Prepaid and other                                                                  4,773             6,518
                                                                                   ----------        ----------
     Total current assets                                                             127,608           120,291
Property - net                                                                         61,339            62,215
Goodwill                                                                               13,145            13,145
Intangible  assets - net                                                                2,086             2,114
Other assets                                                                            5,816             6,103
                                                                                   ----------        ----------
                                                                                   $  209,994        $  203,868
                                                                                   ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $   34,607        $   37,651
     Accrued liabilities                                                               22,920            20,131
     Income taxes payable                                                               2,224                65
                                                                                   ----------        ----------
     Total current liabilities                                                         59,751            57,847
Long-term debt                                                                         19,986            24,136
Deferred income taxes                                                                  10,939            10,208
Other liabilities                                                                       3,214             3,189
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
        shares issued; no shares outstanding                                              150               150
     Common stock, $.01 par value - authorized 50,000,000 shares;
        issued 22,134,612 shares                                                          221               221
   Additional paid-in capital                                                          15,638            15,638
   Retained earnings                                                                  117,321           109,705
   Treasury stock - at cost:
        Preferred stock - 150,000 shares                                               (5,100)           (5,100)
        Common stock - 3,972,634 shares                                               (12,126)          (12,126)
                                                                                   ----------        ----------
   Total shareholders' equity                                                         116,104           108,488
                                                                                   ----------        ----------
                                                                                   $  209,994        $  203,868
                                                                                   ==========        ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 28, 2001 AND JULY 29, 2000
(In thousands, except per share amounts)

                                                            (Unaudited)
                                                        Three Months Ended
                                                       2001            2000
                                                     --------        --------

Net sales                                            $152,385        $140,226

Cost of sales                                         102,259          94,173
                                                     --------        --------

Gross profit                                           50,126          46,053

Selling, general and administrative expenses           37,689          34,631

Interest expense                                          315             646

Other income - net                                        221             451
                                                     --------        --------

Income before income taxes                             12,343          11,227

Provision for income taxes                              4,727           4,277
                                                     --------        --------

Net income                                           $  7,616        $  6,950
                                                     ========        ========

Net income per share -
   Basic                                             $    .42        $    .38
                                                     ========        ========
   Diluted                                           $    .40        $    .37
                                                     ========        ========

Average common shares outstanding -
   Basic                                               18,162          18,177
                                                     ========        ========
   Diluted                                             18,957          18,861
                                                     ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 28, 2001 AND JULY 29, 2000
(In thousands)

                                                             (Unaudited)
                                                         2001            2000
                                                       --------        --------

OPERATING ACTIVITIES:
Net income                                             $  7,616        $  6,950
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                      2,886           2,627
       Deferred income tax provision (benefit)              649             (36)
       Loss on sale of property                              61              10
       Changes in assets and liabilities:
           Trade receivables                             (7,596)         (7,803)
           Inventories                                   (3,187)         (1,344)
           Prepaid and other assets                       1,301              87
           Accounts payable                              (3,044)         (2,465)
           Other liabilities, net                         4,973           6,024
                                                       --------        --------
Net cash provided by operating activities                 3,659           4,050
                                                       --------        --------

INVESTING ACTIVITIES:
Property additions                                       (1,318)           (596)
Proceeds from sale of assets                                  6              --
                                                       --------        --------
Net cash used in investing activities                    (1,312)           (596)
                                                       --------        --------

FINANCING ACTIVITIES:
Debt repayments                                            (150)           (200)
Borrowings (payments) on line of credit, net             (4,000)         (5,000)
Repurchase of common stock                                   --            (184)
Proceeds from stock options exercised                        --              18
                                                       --------        --------
Net cash used in financing activities                    (4,150)         (5,366)
                                                       --------        --------

NET DECREASE IN CASH AND EQUIVALENTS                     (1,803)         (1,912)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                 39,625          38,482
                                                       --------        --------

CASH AND EQUIVALENTS - END OF PERIOD                   $ 37,822        $ 36,570
                                                       ========        ========

OTHER CASH FLOW INFORMATION:
Interest paid                                          $    415        $    821
Income taxes paid                                           174             840

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 28, 2001
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 28, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CHANGES IN ACCOUNTING STANDARDS

The company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the three months ended July 28, 2001 (first quarter of fiscal 2002). The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or operating results and has not resulted in significant changes to its financial risk management practices. Also, in the first quarter of fiscal 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". The adoption of SFAS No. 142 did not materially impact the Company's financial position or operating results. See Note 5.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 28, 2001 are comprised of finished goods of $19,097,000 and raw materials of $15,837,000. Inventories at April 28, 2001 are comprised of finished goods of $17,721,000 and raw materials of $14,026,000.

4. PROPERTY

Property consists of the following:

                                            (In thousands)
                                       July 28,        April 28,
                                         2001              2001
                                      ---------        ---------

Land                                  $  10,625        $  10,625
Buildings and improvements               35,203           35,088
Machinery and equipment                  95,033           94,356
                                      ---------        ---------
Total                                   140,861          140,069
Less accumulated depreciation           (79,522)         (77,854)
                                      ---------        ---------
Property - net                        $  61,339        $  62,215
                                      =========        =========

Depreciation expense was $2,127,000 and $1,893,000 for the three-month periods ended July 28, 2001 and July 29, 2000, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, adopted in the first quarter of fiscal 2002, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. Had the Company applied the non-amortization provisions of SFAS No. 142 at the beginning of the first quarter of fiscal 2001, net income for that period would have increased by $89,000 or less than $.01 per share. Intangible assets at July 28, 2001 and April 28, 2001 consist of the following:

                                          (In thousands)
                                      July 28,        April 28,
                                        2001            2001
                                      --------        ---------

Unamortized trademarks                $  1,587        $  1,601
                                      ========        ========

Amortized distribution rights         $    855        $    855
Less accumulated amortization             (356)           (342)
                                      --------        --------
Net                                   $    499        $    513
                                      ========        ========

Amortization expense related to intangible assets was $14,000 and $35,000 for the three months ended July 28, 2001 and July 29, 2000, respectively.

6. DEBT

Debt consists of the following:

                                      (In thousands)
                                 July 28,        April 28,
                                   2001            2001
                                 --------        ---------

Credit Facilities                $     --        $  4,000
Term Loan Facilities               19,750          19,900
Other                                 236             236
                                 --------        --------
Total                            $ 19,986        $ 24,136
                                 ========        ========

Certain subsidiaries of the Company maintain unsecured revolving credit facilities aggregating $48 million (the "Credit Facilities") and unsecured term loan facilities ("Term Loan Facilities") with banks. The Credit Facilities expire through December 10, 2002 and bear interest at 1/2% below the banks' reference rate or 1% above LIBOR, at the subsidiaries' election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks' reference rate or 1 1/4% above LIBOR, at the subsidiaries' election. The Company intends to utilize its existing long-term Credit Facilities to fund the current principal payments due on its Term Loan Facilities.

Certain of the Company's debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At July 28, 2001, retained earnings of approximately $42 million were available for distribution and the Company was in compliance with all loan covenants.

7. CAPITAL STOCK

At July 28, 2001, options to purchase 1,269,016 shares at a weighted average exercise price of $3.72 (ranging from $.13 to $9.88 per share) were outstanding and stock-based awards to purchase 441,824 shares of common stock were available for grant. The Company's Board of Directors has approved, subject to shareholders approval at the Company's fiscal 2001 Annual Shareholders Meeting, an amendment to the Company's Omnibus Incentive Plan and Special Stock Option Plan to increase the number of shares available for award by 600,000 and 100,000 shares, respectively.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the "Company") is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company's brands emphasize distinctive flavor variety, including its flagship brands Shasta(R) and Faygo(R), complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh(R), Home Juice(R) and Mr. Pure(R) 100% juice and juice-based products; and LaCROIX(R), Mt. Shasta(TM), Crystal Bay(R) and ClearFruit(R) flavored and spring water products. The Company also provides specialty products, including VooDoo Rain(TM), a line of alternative beverages geared toward young consumers, Ohana(R) fruit-flavored drinks, and St. Nick's(R) holiday soft drinks. Substantially all of the Company's brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers ("allied brands") as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

Three Months Ended July 28, 2001 (first quarter of fiscal 2002) compared to Three Months Ended July 29, 2000 (first quarter of fiscal 2001)

Net sales for the three months ended July 28, 2001 increased approximately $12.2 million, or 8.7%, over the three months ended July 29, 2000. This improvement was due primarily to increased pricing of certain branded products, volume growth in flavored carbonated soft drinks and sales of Ritz and Crystal Bay brands acquired in September 2000. The improvement was partially offset by declines related to certain non-branded business and product mix. Additionally, the Company's premium beverages gained volume during the first quarter of fiscal 2002 as a result of increased distribution within the convenience channel.

Gross profit approximated 32.9% of net sales for the first quarter of fiscal 2002 and 32.8% of net sales for the first quarter of fiscal 2001. This improvement was due to the increased pricing mentioned above and the favorable effect of volume growth on fixed manufacturing costs, partially offset by changes in product mix and increased utility costs.

Selling, general and administrative expenses were $37.7 million or 24.7% of net sales for the first quarter of fiscal 2002, compared to $34.6 million or 24.7% of net sales for last year. This change was primarily due to higher distribution and selling costs related to increased volume.

Interest expense declined during the first quarter of fiscal 2002 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income decreased primarily due to a decrease in interest income resulting from lower yields. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company's effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.3% of income before taxes for the first quarter of fiscal 2002 and 38.1% for the first quarter of fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $7,616,000 or $.42 per share for the three months ended July 28, 2001, compared to $6,950,000 or $.38 per share for the three months ended July 29, 2000.

CAPITAL RESOURCES

The Company's current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities of which approximately $46 million was available for future borrowings at July 28, 2001. Management believes that existing capital resources are sufficient to meet the Company's and the parent company's capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization ("EBITDA") as a key indicator of the Company's operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company's EBITDA increased 7.2% to $15.5 million for the first quarter of fiscal 2002 from $14.5 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOWS

The Company's principal source of cash during the first quarter of fiscal 2002 was $3.7 million provided by operating activities. The Company's primary uses of cash were net debt repayments of $4.2 million and capital expenditures of $1.3 million.

Net cash provided by operating activities decreased to $3.7 million from $4.1 million largely due to an increase in working capital requirements partially offset by increases in net income and non-cash charges. Net cash used in investing activities increased to $1.3 million from $.6 million as a result of an increase in capital expenditures. Net cash used in financing activities decreased approximately $1.2 million for the first quarter of fiscal 2002 as compared to last year due to a decline in net debt repayments.

FINANCIAL CONDITION

During the first quarter of fiscal 2002, the Company's working capital improved to $67.9 million from $62.4 million primarily due to cash generated from operations and an increase in current assets. Trade receivables, inventories, and accrued liabilities increased as a result of higher sales. At July 28, 2001, the current ratio was 2.1 to 1 while the debt-to-equity ratio amounted to .2 to 1.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2002 capital expenditures will be comparable to fiscal 2001.

Certain debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At July 28, 2001, retained earnings of approximately $42 million were available for distribution and the Company was in compliance with all loan covenants and restrictions. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2001.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None

(b)      Reports on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 17, 2001

                                    NATIONAL BEVERAGE CORP.
                                    (Registrant)

                                    By: \s\ Dean A. McCoy
                                        ----------------------------------------
                                        Dean A. McCoy
                                        Senior Vice President - Controller
                                        (On behalf of the Registrant and as
                                        Principal Accounting Officer)