Form 10-Q
period 2001-10-27
NATIONAL BEVERAGE CORP
filed 2001-12-11
CIK 69891

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)

(954) 581-0922

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

The number of shares of Registrant’s common stock outstanding as of December 3, 2001 was 18,163,078.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

INDEX

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 4	Submissions of Matters to a Vote of Security Holders	14

Item 6	Exhibits and Reports on Form 8-K	14

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 27, 2001 AND APRIL 28, 2001
(In thousands, except share amounts)

	(Unaudited)
	October 27,	April 28,
	2001	2001

Assets

Current assets:

Cash and equivalents	$38,101	$39,625

Trade receivables — net of allowances of $569 ($559 at April 28, 2001)	37,270	41,068

Inventories	30,990	31,747

Deferred income taxes	1,546	1,333

Prepaid and other	5,468	6,518

Total current assets	113,375	120,291

Property — net	61,184	62,215

Goodwill	13,145	13,145

Intangible assets — net	2,072	2,114

Other assets	6,324	6,103

	$196,100	$203,868

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$17,959	$37,651

Accrued liabilities	21,021	20,131

Income taxes payable	2,698	65

Total current liabilities	41,678	57,847

Long-term debt	19,910	24,136

Deferred income taxes	11,876	10,208

Other liabilities	3,012	3,189

Commitments and contingencies

Shareholders’ equity:

Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150

Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,151,412 shares (22,134,612 shares at April 28, 2001)	222	221

Additional paid-in capital	15,725	15,638

Retained earnings	120,910	109,705

Treasury stock — at cost:

Preferred stock — 150,000 shares	(5,100)	(5,100)

Common stock — 3,988,334 shares (3,972,634 shares at April 28, 2001)	(12,283)	(12,126)

Total shareholders’ equity	119,624	108,488

	$196,100	$203,868

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 27, 2001 AND OCTOBER 28, 2000
(In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

Net sales	$124,124	$120,760	$276,509	$260,986

Cost of sales	84,144	81,843	186,403	176,016

Gross profit	39,980	38,917	90,106	84,970

Selling, general and administrative expenses	34,221	33,434	71,910	68,065

Interest expense	260	642	575	1,288

Other income — net	319	515	540	966

Income before income taxes	5,818	5,356	18,161	16,583

Provision for income taxes	2,229	2,041	6,956	6,318

Net income	$3,589	$3,315	$11,205	$10,265

Net income per share —

Basic	$.20	$.18	$.62	$.56

Diluted	$.19	$.18	$.59	$.55

Average common shares outstanding —

Basic	18,167	18,154	18,165	18,166

Diluted	18,974	18,767	18,966	18,814

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 27, 2001 AND OCTOBER 28, 2000
(In thousands)

	(Unaudited)
	2001	2000

Operating Activities:

Net income	$11,205	$10,265

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	5,809	5,390

Deferred income tax provision	1,455	101

Loss on sale of property	133	10

Changes in assets and liabilities, net of acquisitions:

Trade receivables	3,798	(678)

Inventories	757	(1,255)

Prepaid and other assets	(690)	(155)

Accounts payable	(19,692)	(8,066)

Other liabilities, net	3,393	934

Net cash provided by operating activities	6,168	6,546

Investing Activities:

Property additions	(3,356)	(1,417)

Proceeds from sale of assets	6	—

Acquisitions, net of cash acquired	—	(3,780)

Net cash used in investing activities	(3,350)	(5,197)

Financing Activities:

Debt repayments	(226)	(200)

Borrowings (payments) on line of credit, net	(4,000)	(5,000)

Repurchase of common stock	(157)	(260)

Proceeds from stock options exercised	41	18

Net cash used in financing activities	(4,342)	(5,442)

Net Decrease in Cash and Equivalents	(1,524)	(4,093)

Cash and Equivalents — Beginning of Year	39,625	38,482

Cash and Equivalents — End of Period	$38,101	$34,389

Other Cash Flow Information:

Interest paid	$639	$1,463

Income taxes paid	1,129	5,514

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 27, 2001
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 28, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CHANGES IN ACCOUNTING STANDARDS

The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” in the three months ended July 28, 2001 (first quarter of fiscal 2002). The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or operating results and has not resulted in significant changes to its financial risk management practices. Also, in the first quarter of fiscal 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not materially impact the Company’s financial position or operating results. See Note 5.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 27, 2001 are comprised of finished goods of $16,129,000 and raw materials of $14,861,000. Inventories at April 28, 2001 are comprised of finished goods of $17,721,000 and raw materials of $14,026,000.

4. PROPERTY

Property consists of the following:

	(In thousands)
	October 27,	April 28,
	2001	2001

Land	$10,625	$10,625

Buildings and improvements	35,275	35,088

Machinery and equipment	96,668	94,356

Total	142,568	140,069

Less accumulated depreciation	(81,384)	(77,854)

Property — net	$61,184	$62,215

Depreciation expense was $2,119,000 and $4,246,000 for the three and six months ended October 27, 2001, respectively, and $1,950,000 and $3,843,000 for the three and six months ended October 28, 2000, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, adopted in the first quarter of fiscal 2002, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. Had the Company applied the non-amortization provisions of SFAS No. 142 at the beginning of the first quarter of fiscal 2001, net income for the three and six months ended October 28, 2000 would have increased by $90,000 (less than $.01 per share) and $179,000 ($.01 per share), respectively. Intangible assets at October 27, 2001 and April 28, 2001 consist of the following:

	(In thousands)
	October 27,	April 28,
	2001	2001

Unamortized trademarks	$1,587	$1,601

Amortized distribution rights	$855	$855

Less accumulated amortization	(370)	(342)

Net	$485	$513

Amortization expense related to intangible assets was $14,000 and $28,000 for the three and six months ended October 27, 2001, respectively, and $35,000 and $70,000 for the three and six months ended October 28, 2000, respectively.

6. DEBT

Debt consists of the following:

	(In thousands)
	October 27,	April 28,
	2001	2001

Credit Facilities	$—	$4,000

Term Loan Facilities	19,750	19,900

Other	160	236

Total	$19,910	$24,136

Certain subsidiaries of the Company maintain unsecured revolving credit facilities aggregating $48 million (the “Credit Facilities”) and unsecured term loan facilities (“Term Loan Facilities”) with banks. The Credit Facilities expire through December 10, 2003 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks’ reference rate or 1 1/4% above LIBOR, at the subsidiaries’ election. The Company intends to utilize its existing long-term Credit Facilities to fund the current principal payments due on its Term Loan Facilities.

Certain of the Company’s debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At October 27, 2001, retained earnings of approximately $44 million were available for distribution and the Company was in compliance with all loan covenants.

7. CAPITAL STOCK

During the six months ended October 27, 2001, options for 16,800 shares were exercised at prices ranging from $2.09 to $5.00. At October 27, 2001, options to purchase 1,257,216 shares at a weighted average exercise price of $3.73 (ranging from $.13 to $9.88 per share) were outstanding and stock-based awards to purchase 1,136,824 shares of common stock were available for grant. On October 26, 2001, the Company’s stockholders approved an amendment to the Company’s Omnibus Incentive Plan and Special Stock Option Plan to increase the number of shares available for award by 600,000 and 100,000 shares, respectively.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

National Beverage Corp. (the “Company”) is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. The Company also provides specialty products, including VooDoo Rain™, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks, and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

The Company’s strategy emphasizes the growth of its branded products by offering a diverse beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” sensitivity factor of the family consumer. Management believes that the “regional share dynamics” of its brands have a consumer loyalty within local markets that generates more aggressive retailer sponsored promotional activities.

The Company occupies a unique position in the industry as a vertically integrated national company delivering branded and allied brands through a hybrid distribution network to multiple beverage channels. As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to cause the maximum joint effort in generating sales for branded and allied branded products. These “Strategic Alliances” provide for retailer promotional support for the Company’s brands and nationally integrated manufacturing and distribution services for the retailer’s allied brands.

Over the last several years, the Company has focused on increasing penetration of its brands in the convenience channel through company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, the Company has undertaken specific measures to expand its distribution in this channel. These include the development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Home Juice and Mr. Pure. Also, the Company has created proprietary and specialized packaging for these products with specific graphics for the discriminating consumer. Management intends to continue its focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company’s operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

Results of Operations

Three Months Ended October 27, 2001 (second quarter of fiscal 2002) compared to Three Months Ended October 28, 2000 (second quarter of fiscal 2001)

Net sales for the three months ended October 27, 2001 increased approximately $3.4 million, or 2.8%, over the three months ended October 28, 2000. This sales growth was due primarily to improved pricing in certain markets and increased volume of the Company’s branded soft drinks. The improvement was partially offset by a volume decline in allied brands and unfavorable changes in product mix.

Gross profit approximated 32.2% of net sales for the second quarter of fiscal 2002 and fiscal 2001. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, offset by unfavorable changes in product mix and increased costs.

Selling, general and administrative expenses were $34.2 million or 27.6% of net sales for the second quarter of fiscal 2002, compared to $33.4 million for last year. This change was primarily due to higher distribution and selling costs related to increased volume.

Interest expense declined during the second quarter of fiscal 2002 due to reductions in average debt outstanding and interest rates. Other income decreased primarily due to a decrease in interest income resulting from lower yields. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.3% of income before taxes for the second quarter of fiscal 2002 and 38.1% for the second quarter of fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $3.6 million or $.20 per share for the three months ended October 27, 2001, compared to $3.3 million or $.18 per share for the three months ended October 28, 2000.

Six Months Ended October 27, 2001 (first six months of fiscal 2002) compared to Six Months Ended October 28, 2000 (first six months of fiscal 2001)

Net sales for the six months ended October 27, 2001 increased approximately $15.5 million, or 5.9%, over the six months ended October 28, 2000. This sales growth was due primarily to improved pricing in certain markets, increased volume of the Company’s branded soft drinks, and sales of Ritz and Crystal Bay brands acquired in September 2000. Additionally, the Company’s premium beverages gained volume during the first six months of fiscal 2002 as a result of increased distribution within the convenience channel. The improvement was partially offset by unfavorable product mix changes.

Gross profit approximated 32.6% of net sales for the first six months of fiscal 2002 and fiscal 2001. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, offset by unfavorable changes in product mix and increased costs.

Selling, general and administrative expenses were $71.9 million or 26.0% of net sales for the first six months of fiscal 2002, compared to $68.1 million for last year. This change was primarily due to higher distribution and selling costs related to increased volume.

Interest expense declined during the first six months of fiscal 2002 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income decreased primarily due to a decrease in interest income resulting from lower yields. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.3% of income before taxes for the first six months of fiscal 2002 and 38.1% for the first six months of fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $11.2 million or $.62 per share for the six months ended October 27, 2001, compared to $10.3 million or $.56 per share for the six months ended October 28, 2000.

Capital Resources

The Company’s current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities of which approximately $46 million was available for future borrowings at October 27, 2001. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased 5.5% to $24.5 million for the first six months of fiscal 2002 from $23.3 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

Summary Of Cash Flows

The Company’s principal source of cash during the first six months of fiscal 2002 was $6.2 million provided by operating activities. The Company’s primary uses of cash were net debt repayments of $4.2 million and capital expenditures of $3.4 million.

Net cash provided by operating activities for the first six months of fiscal 2002 decreased to $6.2 million from $6.5 million due to an increase in working capital requirements, while net cash used in investing activities decreased to $3.4 million from $5.2 million due to a decline in cash used for acquisitions. Net cash used in financing activities decreased $1.1 million for the first six months of fiscal 2002 as compared to last year primarily due to a decline in net debt repayments.

Financial Condition

During the first six months of fiscal 2002, the Company’s working capital improved to $71.7 million from $62.4 million primarily due to cash generated from operations and a decrease in accounts payable. Trade receivables, inventories, and accounts payable decreased as a result of a seasonal decline in sales. Prepaid and other assets decreased due to a decline in income tax refunds receivable. At October 27, 2001, the current ratio was 2.7 to 1 while the debt-to-equity ratio was to .2 to 1.

Liquidity

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2002 capital expenditures will be comparable to fiscal 2001.

Certain debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At October 27, 2001, retained earnings of approximately $44 million were available for distribution and the Company was in compliance with all loan covenants and restrictions. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Changes in Accounting Standards

In May 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives”, which requires the cost of consumer coupons and other sales incentives to be classified as a reduction of revenues. In addition, in April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”, which requires slotting costs and other payments made to retailers to be classified as a reduction of revenue. The Company currently classifies certain sales incentives and payments to retailers as “Selling, general and administrative expenses”. The Company will adopt EITF 00-14 and EITF 00-25 in the fourth quarter of fiscal 2002 and has not yet made a determination of the impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS “) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company’s fiscal year beginning April 28, 2002. The Company is currently assessing the impact, if any, of the adoption of this statement.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company’s Strategic Alliance objective; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company’s ability to increase prices; continued retailer support for the Company’s brands; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2001.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual Meeting of Shareholders held October 26, 2001, Mr. S. Lee Kling and Mr. Joseph P. Klock, Jr. were re-elected to the Board of Directors for a three-year term. Out of 17,756,552 shares voted, 17,384,911 shares were voted for the election of Mr. S. Lee Kling (371,641 shares were withheld) and 17,383,171 shares were voted for the election of Mr. Joseph P. Klock, Jr. (373,381 shares were withheld). In addition, the proposals to amend the Company’s 1991 Omnibus Incentive Plan and the Special Stock Option Plan to increase the number of shares issuable thereunder were approved as follows:

	For	Against	Abstain

1991 Omnibus Incentive Plan	16,392,699	1,360,296	3,557

Special Stock Option Plan	16,391,307	1,359,552	5,693

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None

(b)  Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	December 11, 2001

NATIONAL BEVERAGE CORP.
(Registrant)

By: \s\ Dean A. McCoy

Dean A. McCoy
Senior Vice President - Controller (On behalf of the Registrant and as Principal Accounting Officer)