Form 10-Q
period 2002-01-26
NATIONAL BEVERAGE CORP
filed 2002-03-12
CIK 69891

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2002

or

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

Yes [X]           No [ ]

The number of shares of Registrant’s common stock outstanding as of March 4, 2002 was 18,187,578.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

INDEX

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 26, 2002 and April 28, 2001	3

	Condensed Consolidated Statements of Income for the three months and nine months ended January 26, 2002 and January 27, 2001	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended January 26, 2002 and January 27, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I – FINANCIAL INFORMATION

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 26, 2002 AND APRIL 28, 2001
(In thousands, except share amounts)

	(Unaudited)
	January 26,	April 28,
	2002	2001

Assets
Current assets:
Cash and equivalents	$34,965	$39,625
Trade receivables – net of allowances of $597 ($559 at April 28, 2001)	33,849	41,068
Inventories	31,391	31,747
Deferred income taxes	1,594	1,333
Prepaid and other	5,004	6,518

Total current assets	106,803	120,291
Property – net	60,619	62,215
Goodwill	13,145	13,145
Intangible assets – net	2,058	2,114
Other assets	6,625	6,103

	$189,250	$203,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,069	$37,651
Accrued liabilities	20,837	20,131
Income taxes payable	265	65

Total current liabilities	42,171	57,847
Long-term debt	11,260	24,136
Deferred income taxes	12,215	10,208
Other liabilities	3,020	3,189
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value – authorized 50,000,000 shares; issued 22,181,912 shares (22,134,612 shares at April 28, 2001)	222	221
Additional paid-in capital	15,900	15,638
Retained earnings	121,840	109,705
Treasury stock – at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,001,534 shares (3,972,634 shares at April 28, 2001)	(12,428)	(12,126)

Total shareholders’ equity	120,584	108,488

	$189,250	$203,868

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Net sales	$100,409	$97,096	$376,918	$358,082
Cost of sales	67,822	66,847	254,225	242,863

Gross profit	32,587	30,249	122,693	115,219
Selling, general and administrative expenses	31,117	29,234	103,027	97,299
Interest expense	168	448	743	1,736
Other income – net	204	292	744	1,258

Income before income taxes	1,506	859	19,667	17,442
Provision for income taxes	576	327	7,532	6,645

Net income	$930	$532	$12,135	$10,797

Net income per share -
Basic	$.05	$.03	$.67	$.59

Diluted	$.05	$.03	$.64	$.58

Average common shares outstanding -
Basic	18,167	18,150	18,165	18,160

Diluted	18,997	18,825	18,976	18,818

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001
(In thousands)

	(Unaudited)
	2002	2001

Operating Activities:
Net income	$12,135	$10,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,800	8,265
Deferred income tax provision (benefit)	1,746	(137)
Loss on sale of property	143	43
Changes in assets and liabilities, net of acquisitions:
Trade receivables	7,219	3,648
Inventories	356	2,238
Prepaid and other assets	(1,390)	(601)
Accounts payable	(16,582)	(12,999)
Other liabilities, net	928	(1,648)

Net cash provided by operating activities	13,355	9,606

Investing Activities:
Property additions	(4,900)	(3,698)
Proceeds from sale of assets	6	—
Acquisitions, net of cash acquired	—	(3,780)

Net cash used in investing activities	(4,894)	(7,478)

Financing Activities:
Debt repayments	(8,876)	(8,883)
Borrowings (payments) on credit facilities, net	(4,000)	2,500
Repurchase of common stock	(302)	(260)
Proceeds from stock options exercised	57	18

Net cash used in financing activities	(13,121)	(6,625)

Net Decrease in Cash and Equivalents	(4,660)	(4,497)
Cash and Equivalents – Beginning of Year	39,625	38,482

Cash and Equivalents – End of Period	$34,965	$33,985

Other Cash Flow Information:
Interest paid	$816	$2,013
Income taxes paid	3,750	7,826

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 26, 2002
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

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 26, 2002 are comprised of finished goods of $16,690,000 and raw materials of $14,701,000. Inventories at April 28, 2001 are comprised of finished goods of $17,721,000 and raw materials of $14,026,000.

4.	PROPERTY

Property consists of the following:

	(In thousands)
	January 26,	April 28,
	2002	2001

Land	$10,625	$10,625
Buildings and improvements	35,336	35,088
Machinery and equipment	97,351	94,356

Total	143,312	140,069
Less accumulated depreciation	(82,693)	(77,854)

Property – net	$60,619	$62,215

Depreciation expense was $2,101,000 and $6,347,000 for the three and nine months ended January 26, 2002, respectively, and $2,010,000 and $5,853,000 for the three and nine months ended January 27, 2001, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 adopted in the first quarter of fiscal 2002, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. Had the Company applied the non-amortization provisions of SFAS No. 142 at the beginning of the first quarter of fiscal 2001, net income for the three and nine months ended January 27, 2001 would have increased by $90,000 (less than $.01 per share) and $269,000 ($.01 per share), respectively. Intangible assets at January 26, 2002 and April 28, 2001 consist of the following:

	(In thousands)
	January 26,	April 28,
	2002	2001

Unamortized trademarks	$1,587	$1,601

Amortized distribution rights	$855	$855
Less accumulated amortization	(384)	(342)

Net	$471	$513

Amortization expense related to intangible assets was $14,000 and $42,000 for the three and nine months ended January 26, 2002, respectively, and $37,000 and $108,000 for the three and nine months ended January 27, 2001, respectively.

6.	DEBT

Debt consists of the following:

	(In thousands)
	January 26,	April 28,
	2002	2001

Credit Facilities	$—	$4,000
Term Loan Facilities	11,100	19,900
Other	160	236

Total	$11,260	$24,136

Certain subsidiaries of the Company maintain unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) and unsecured term loan facilities (“Term Loan Facilities”) with banks. The Credit Facilities expire through December 10, 2003 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. The Term Loan Facilities are repayable in installments through July 31, 2004, and bear interest at the banks’ reference rate or 1 1/4% above LIBOR, at the subsidiaries’ election. The Company intends to utilize its existing long-term Credit Facilities to fund the current principal payments due on its Term Loan Facilities.

Certain of the Company’s debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making certain loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At January 26, 2002, retained earnings of approximately $44 million were available for distribution and the Company was in compliance with all loan covenants.

7.	CAPITAL STOCK

During the nine months ended January 26, 2002, options for 47,300 shares were exercised at prices ranging from $.38 to $5.00. At January 26, 2002, options to purchase 1,218,491 shares at a weighted average exercise price of $3.79 (ranging from $.13 to $9.88 per share) were outstanding and stock-based awards to purchase 1,145,049 shares of common stock were available for grant. On October 26, 2001, the Company’s stockholders approved an amendment to the Company’s Omnibus Incentive Plan and Special Stock Option Plan to increase the number of shares available for award by 600,000 and 100,000 shares, respectively.

During the nine months ended January 26, 2002, the Company purchased 28,900 shares of its common stock. Such shares are classified in treasury stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

National Beverage Corp. (the “Company”) is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. The Company also produces specialty products, including VooDoo Rain™, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks, and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

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

The Company occupies a unique position in the industry as a vertically integrated national company delivering branded and allied branded products through a hybrid distribution network to multiple beverage channels. As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to cause the maximum joint effort in generating sales for branded and allied branded products. These “Strategic Alliances” provide for retailer promotional support for the Company’s brands and nationally integrated manufacturing and distribution services for the retailer’s allied brands.

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

Results of Operations

Three Months Ended January 26, 2002 (third quarter of fiscal 2002) compared to
Three Months Ended January 27, 2001 (third quarter of fiscal 2001)

Net sales for the three months ended January 26, 2002 increased approximately $3.3 million, or 3.4%, over the three months ended January 27, 2001. This sales growth was due primarily to improved pricing in certain markets and increased volume of the Company’s branded soft drinks. The improvement was partially offset by changes in product mix.

Gross profit approximated 32.5% of net sales for the third quarter of fiscal 2002 compared to 31.2% last year. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, partially offset by unfavorable changes in product mix and increased costs.

Selling, general and administrative expenses were $31.1 million or 31.0% of net sales for the third quarter of fiscal 2002, compared to $29.2 million or 30.1% of net sales last year. The increase was primarily due to higher distribution and selling costs on revenues that will occur in subsequent periods and an increase in the provision for doubtful trade receivables.

Interest expense declined during the third quarter of fiscal 2002 due to reductions in average debt outstanding and interest rates. Other income decreased primarily due to a decrease in interest income resulting from lower yields. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the third quarter of fiscal 2002 and 38.1% for the third quarter of fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $930,000 or $.05 per share for the three months ended January 26, 2002, compared to $532,000 or $.03 per share for the three months ended January 27, 2001.

Nine Months Ended January 26, 2002 (first nine months of fiscal 2002) compared to
Nine Months Ended January 27, 2001 (first nine months of fiscal 2001)

Net sales for the nine months ended January 26, 2002 increased approximately $18.8 million, or 5.3%, over the nine months ended January 27, 2001. This sales growth was due primarily to improved pricing in certain markets, increased volume of the Company’s branded soft drinks, and sales of Ritz and Crystal Bay brands acquired in September 2000. Additionally, the Company’s premium beverages gained volume during the first nine months of fiscal 2002 as a result of increased distribution within the convenience channel. The improvement was partially offset by unfavorable product mix changes.

Gross profit approximated 32.6% of net sales for the first nine months of fiscal 2002 compared to 32.2% last year. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, partially offset by unfavorable changes in product mix and increased costs.

Selling, general and administrative expenses were $103.0 million or 27.3% of net sales for the first nine months of fiscal 2002, compared to $97.3 million or 27.2% of net sales last year. The increase was primarily due to higher distribution and selling costs on revenues that will occur in subsequent periods.

Interest expense declined during the first nine months of fiscal 2002 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income decreased primarily due to a decrease in interest income resulting from lower yields. See Note 6 of Notes to Condensed Consolidated Financial Statements.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.3% of income before taxes for the first nine months of fiscal 2002 and 38.1% for the first nine months of fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $12.1 million or $.67 per share for the nine months ended January 26, 2002, compared to $10.8 million or $.59 per share for the nine months ended January 27, 2001.

Capital Resources

The Company’s current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities, of which approximately $43 million was available for future borrowings at January 26, 2002. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased 6.4% to $29.2 million for the first nine months of fiscal 2002 from $27.4 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

Summary Of Cash Flows

The Company’s principal source of cash during the first nine months of fiscal 2002 was $13.4 million provided by operating activities. The Company’s primary uses of cash were net debt repayments of $12.9 million and capital expenditures of $4.9 million.

Net cash provided by operating activities for the first nine months of fiscal 2002 increased to $13.4 million due to increases in net income and non-cash charges while net cash used in investing activities decreased to $4.9 million due to cash used for acquisitions in the prior year. Net cash used in financing activities increased $6.5 million for the first nine months of fiscal 2002 as compared to last year primarily due to payments on credit facilities.

Financial Condition

During the first nine months of fiscal 2002, the Company’s working capital improved to $64.6 million from $62.4 million primarily due to cash generated from operations and a decrease in accounts payable. The decline in trade receivables, inventories, and accounts payable was primarily due to the seasonal decline in sales. Prepaid and other assets decreased due to a decline in income tax refunds receivable. At January 26, 2002, the current ratio was 2.5 to 1 while the debt-to-equity ratio was to .1 to 1.

Liquidity

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fourth quarter fiscal 2002 capital expenditures will be comparable to fourth quarter fiscal 2001.

Certain debt agreements contain restrictions which require subsidiaries to maintain certain financial ratios and minimum net worth, and limit the subsidiaries with respect to incurring additional indebtedness, paying cash dividends and making loans, advances or other investments. These restrictions are not expected to have a material adverse impact on the operations of the Company. At January 26, 2002, retained earnings of approximately $44 million were available for distribution and the Company was in compliance with all loan covenants and restrictions. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

DATE:	March 12, 2002

NATIONAL BEVERAGE CORP. (Registrant)

		By:	\s\ Dean A. McCoy
Dean A. McCoy
Senior Vice President – Controller
(On behalf of the Registrant and as
Principal Accounting Officer)