Form 10-K
period 2002-04-27
NATIONAL BEVERAGE CORP
filed 2002-07-29
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 27, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2605822 (I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL (Address of principal executive offices)	33324 (Zip Code)

(954) 581-0922
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on July 19, 2002 was approximately $50,999,000.

The number of shares of Registrant’s common stock outstanding as of July 19, 2002 was 18,212,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 26, 2002 are incorporated by reference into Part III of this report.

PART I
PART II
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
Schedule I
Schedule II
FOURTH AMENDMENT TO TERM LOAN CREDIT AGREEMENT
TENTH AMENDMENT TO CREDIT AGREEMENT
AMENDMENT NO. 4 TO AMENDED AND RESTATED AGREEMENT
SUBSIDIARIES OF REGISTRANT
CONSENT OF ACCOUNTANTS

PART I

ITEM 1.      BUSINESS

GENERAL

National Beverage Corp. (the “Company”) is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands, Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. The Company also produces specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

The Company’s strategy emphasizes the growth of its branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” sensitivity factor of the family consumer. Management believes that the “regional share dynamics” of its brands have a consumer loyalty within local markets that generates more aggressive retailer sponsored promotional activities.

Various means are utilized by the Company to maintain its position as a cost-effective producer of beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. The strength of its brands and location of its manufacturing facilities distinguish the Company as a single-source supplier of branded and allied branded beverages enabling the Company to execute “Strategic Alliances” with national and regional retailers. Through this concept, management believes it is able to offer retailers a higher profit margin on Company branded products and allied brands than is typically available from those soft drink companies that incur greater costs utilizing a direct-store delivery method.

PRODUCTS

Shasta and Faygo, the Company’s traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of the Company’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established 95 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. The Company also produces and markets other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Crystal Bay and Ohana.

In recent years, the volume of the “flavor segment” of the soft drink market has grown faster than cola volume and consumers have also turned to alternative beverages with greater frequency. The Company has benefited from this trend with its “fantasy of flavors” strategy emphasizing its distinctive flavored soft drinks, juices and alternative beverage products. Although cola drinks account for approximately 52% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of the Company’s total volume. The Company continues to emphasize expanding its beverage portfolio beyond traditional carbonated soft drinks through acquisitions, new product development, and packaging enhancements to capture the increased demand for non-carbonated and alternative beverages.

MANUFACTURING

The Company’s sixteen bottling plants are strategically located in major metropolitan markets across the continental United States, enabling the Company to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each market. The Company utilizes numerous package types and sizes, including cans ranging from 8 to 16 ounces and bottles ranging from 7 ounces to one gallon.

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

The Company produces a substantial portion of the flavor concentrates used in its branded products. Utilizing the same formulas throughout its bottling network, the Company is able to manufacture its products in accordance with uniform standards and specifications. Management believes that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provides the Company with a strategic advantage in servicing the growing presence of national retailers and mass-merchandisers. The Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with the Company’s strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

The Company utilizes a hybrid distribution system to deliver its products through four primary distribution channels: take-home, convenience, food service and vending.

The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and discount stores. The Company distributes its products to this channel through both the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from the Company’s manufacturing facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its outlet locations with other goods. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by the Company’s direct-store delivery fleet and by independent distributors.

The Company distributes its products to the convenience store and retail gas station market through its own direct-store delivery fleets and those of independent distributors. Because of the higher retail prices and margins that typically prevail, the Company has undertaken several measures to expand its convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Home Juice and Mr. Pure, and the acquisition of the Ritz and Crystal Bay brands in fiscal 2001. Also, the Company has created proprietary and specialized packaging for these products with graphics specifically designed for the discriminating consumer.

The Company’s food service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food service wholesalers. The Company’s food service products are distributed primarily through independent, specialized distributors. Additionally, schools and certain other institutions are serviced through company-owned direct-store distribution systems.

Each of the Company’s take-home, convenience and food service operations use vending machines and glass-door coolers as marketing and promotional tools for the Company’s brands. The Company provides vending machines and coolers on a placement or purchase basis to its customers and vending operators. Management believes that the vending market provides not only increased beverage sales, but also the enhancement of brand awareness and the development of brand loyalty.

SALES AND MARKETING

The Company sells and markets its products through an internal sales force, as well as selected broker networks. The Company’s sales force is organized to serve a specific market segment, focusing either on geographic territories, distribution channels or product lines. This focus allows each sales group to provide high level, responsive service and support to the customers and markets that it serves.

The Company’s sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, diversified packaging and consumer coupon distribution. The Company retains advertising agencies to assist with media advertising programs for its brands. The Company also offers numerous promotional programs to its retail customers, including cooperative advertising support, in-store advertising materials and other incentives. Management believes these elements allow it to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. The Company seeks to maintain points of difference between its brands and those of its competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, the Company sponsors special holiday promotions including St. Nick’s, which features special holiday flavors and packaging.

The Company’s “regional share dynamics” strategy emphasizes the acquisition and support of brands that have a significant regional presence. Management believes that these types of products have a consumer loyalty that generates more aggressive retailer sponsored promotional activities. In addition, these types of products are not vulnerable to “consumer switching”, having had specific purchasers for a long period of time who now believe the product is made solely for them. Also, these “home-town” types of products are more easily given media exposure through community activities and other local events.

As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to maximize sales for branded and allied branded products. These “Strategic Alliances” provide for retailer promotional support for the Company’s brands and nationally integrated manufacturing and distribution services for the retailer’s allied brands.

RAW MATERIALS

The Company’s centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for its sixteen bottling facilities, management believes it is able to procure more competitive arrangements with its suppliers, allowing it to compete as a low-cost producer of beverages.

Products produced and sold by the Company are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of the Company’s low-calorie soft drink products use aspartame. The Company manufactures a substantial portion of its flavor concentrates and purchases the remainder of its raw materials from multiple suppliers. In the ordinary course of its business, the Company enters into agreements for the supply of certain raw materials that generally do not require the purchase of specified or minimum quantities.

All of the materials or ingredients used by the Company are presently available from multiple suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside the Company’s control could adversely affect the supply of specific materials. Additionally, pricing and availability of certain of the Company’s raw materials are based on commodities, primarily aluminum, corn and juice concentrates, which tend to fluctuate based upon worldwide market conditions. See Item 7A.

SEASONALITY

The Company’s sales are seasonal with the highest volume typically realized during the summer months. The Company has sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The carbonated soft drink market and the non-carbonated beverage market are highly competitive and the Company’s competitive position varies in each of its market areas. Company products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. The Company competes with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than the Company. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. Management believes the Company differentiates itself through strong regional brand recognition, innovative flavor variety, attractive packaging, consistent customer service, efficient distribution methods, specialized advertising and, for some product lines, value pricing.

TRADEMARKS

The Company maintains various registered trademarks for its proprietary brands in the United States and abroad, which are significant to the business of the Company. Shasta, Faygo, Ritz, LaCROIX, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Ohana, St. Nick’s and VooDoo Rain are among the registered trademarks of the Company. The Company intends to continue to maintain all registrations of its significant trademarks and use the trademarks in the operation of its businesses.

GOVERNMENTAL REGULATION

The production, distribution and sale of the Company’s products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Management believes that it is in compliance in all material respects with such existing legislation.

Certain states and localities prohibit the sale of certain beverages unless a deposit or tax is charged for containers. These requirements vary by each jurisdiction. Similar legislation have been proposed in certain other states and localities, as well as Congress. The Company is unable to predict whether such legislation will be enacted or what impact its enactment would have on its business, financial condition or results of operation.

All of the Company’s facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on the Company’s financial or competitive position. Additionally, management believes that its current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. However, compliance with or any violation of current and future laws or regulations could require material expenditures or otherwise have a material adverse effect on the Company.

EMPLOYEES

As of April 27, 2002, the Company employed approximately 1,600 people, of which approximately 450 are covered by collective bargaining agreements. Management believes that the Company’s relations with its employees are good.

ITEM 2.      PROPERTIES

The principal properties of the Company include sixteen production facilities located in thirteen states which, in the aggregate, comprise approximately two million square feet. Twelve facilities are owned by the Company and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Four production facilities, located in Louisiana, Maryland and Florida (2), are leased subject to agreements that expire through 2004. Management believes the Company’s facilities are generally in good condition and sufficient to meet its present needs.

The production of carbonated and non-carbonated beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry’s conversion to lower-weight cans and lids. The Company is not aware of any anticipated industry-wide changes in technology that would adversely impact the Company’s current physical production capacity or cost of production.

The Company owns and leases delivery trucks, other trucks, vans and automobiles used in the sale and distribution of its products. In addition, the Company leases office space, transportation equipment, office equipment, data processing equipment and some plant equipment.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, the Company is a party to various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 2002.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company, par value $.01 per share, (“the Common Stock”) is listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$10.35	$8.90	$9.75	$7.63
Second Quarter	$10.94	$9.66	$8.13	$6.69
Third Quarter	$13.34	$10.30	$10.25	$6.63
Fourth Quarter	$14.40	$12.35	$10.00	$7.94

Excluding beneficial owners of the Company’s common stock whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 1,000 shareholders of record at July 19, 2002, according to records maintained by the Company’s transfer agent.

The Company has not paid any cash dividends with respect to its Common Stock during the last three fiscal years and the Company’s Board of Directors has no present plans for declaring any such cash dividends. See Note 6 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended

	April 27,	April 28,	April 29,	May 1,	May 2,
	2002	2001	2000	1999	1998

STATEMENT OF INCOME DATA:
Net sales	$502,778	$480,415	$426,269	$402,108	$400,749
Cost of sales	339,041	323,743	286,245	268,844	275,083

Gross profit	163,737	156,672	140,024	133,264	125,666
Selling, general and administrative expenses	136,925	131,852	120,104	110,246	102,195
Interest expense	857	2,110	2,789	3,304	4,175
Other income – net	867	1,506	4,754	1,323	1,633

Income before income taxes	26,822	24,216	21,885	21,037	20,929
Provision for income taxes	10,270	9,236	8,302	7,868	7,827

Net income	$16,552	$14,980	$13,583	$13,169	$13,102

Net income per share (1):
Basic	$.91	$.82	$.74	$.71	$.71
Diluted	.87	.80	.71	.68	.68
BALANCE SHEET DATA:
Working capital	$70,164	$62,444	$54,907	$57,504	$50,398
Property – net	60,658	62,215	62,430	56,103	55,945
Total assets	205,685	203,868	197,754	180,404	182,327
Long-term debt	10,981	24,136	33,933	40,267	41,600
Deferred income taxes	12,072	10,208	8,011	8,344	8,332
Shareholders’ equity	125,677	108,488	93,686	82,005	69,980

(1)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

National Beverage Corp. (the “Company”) is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay®, and ClearFruit® flavored and spring water products. The Company also produces specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks, and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

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

The Company occupies a unique position in the industry as a vertically integrated national company delivering branded and allied brands through a hybrid distribution network to multiple beverage channels. As part of its sales and marketing strategy, the Company enters into long-term contractual relationships that join the expertise of Company sales, marketing and manufacturing functions with national and regional retailers marketing/sales expertise to maximize sales for branded and allied branded products. These “Strategic Alliances” provide for retailer promotional support for the Company’s brands and nationally integrated manufacturing and distribution services for the retailer’s allied brands.

Over the last several years, the Company has focused on increasing penetration of its brands in the convenience channel through company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, the Company has undertaken specific measures to expand its distribution in this channel. These include the development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Home Juice and Mr. Pure, and the acquisition of the Ritz and Crystal Bay brands in fiscal 2001. Also, the Company has created proprietary and specialized packaging for these products with graphics specifically designed for the discriminating consumer. Management intends to continue its focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company’s operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Net Sales:

Net sales for fiscal 2002 increased approximately $22.4 million, or 4.7%, to $502.8 million. This sales growth was due primarily to increased pricing in certain markets, increased volume of the Company’s branded soft drinks, and sales of the Ritz and Crystal Bay brands acquired in September 2000. This improvement was partially offset by changes in product mix and the elimination of certain low margin allied branded business.

Net sales for fiscal 2001 increased approximately $54.1 million, or 12.7%, to $480.4 million. This increase was due primarily to volume growth in the Company’s flavored carbonated soft drinks, increased pricing of the Company’s proprietary brands, and sales of the Ritz and Crystal Bay brands acquired in September 2000. This improvement was partially offset by declines related to product mix.

Gross Profit:

Gross profit for fiscal 2002, which approximated 32.6% of net sales, increased 4.5%, to $163.7 million. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, partially offset by increased costs and changes in product mix.

Gross profit approximated 32.6% and 32.8% of net sales in fiscal 2001 and fiscal 2000, respectively. This change in gross profit reflects increased distribution in the convenience channel which was offset by changes in product mix and increased utility and labor costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for fiscal 2002 were $136.9 million or 27.2% of net sales as compared to $131.9 million or 27.4% of net sales for fiscal 2001. The dollar increase was primarily due to higher distribution and selling costs related to increased sales volume. The decline as a percent of net sales reflects the effect of higher volume on fixed expenses.

Selling, general and administrative expenses for fiscal 2001 increased $11.7 million, or 9.8%, to $131.9 million. This increase was due to higher distribution and selling costs related to increased sales volume, higher fuel costs, and integration costs related to the BCI acquisition.

Interest Expense and Other Income-Net:

Fiscal 2002 and 2001 interest expense decreased $1.3 million and $.7 million, respectively, due to a reduction in average outstanding debt and interest rates. Other income includes interest income of $1.1 million for fiscal 2002, $1.6 million for fiscal 2001, and $1.4 million for fiscal 2000. The decline in interest income is due to a reduction in investment yields. In addition, other income for fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

Income Taxes:

The Company’s effective tax rate was approximately 38.3% for fiscal 2002, 38.1% for fiscal 2001, and 37.9% for fiscal 2000. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 8 of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

The Company’s current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $45 million of which approximately $43 million was available for future borrowings at April 27, 2002. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased 3.6% to $39.4 million for fiscal 2002 from $38.1 million for the prior year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOW

The Company’s principal source of cash during fiscal 2002 was $23.4 million provided by operating activities. The Company’s primary uses of cash were net debt repayments of $13.2 million and capital expenditures of $7.2 million.

Net cash provided by operating activities increased to $23.4 million for fiscal 2002 from $21.5 million last year largely due to an increase in net income and favorable changes in working capital. Net cash used in investing activities declined to $7.1 million from $10.0 million reflecting $4.0 million expended for acquisitions in fiscal 2001. Net cash used in financing activities increased $2.9 million for fiscal 2002 as a result of an increase in debt repayments.

FINANCIAL CONDITION

During fiscal 2002, the Company’s working capital improved to $70.2 million from $62.4 million primarily due to cash generated from operations, an increase in current assets, and a reduction in accounts payable. Trade receivables and accrued liabilities increased as a result of the sales growth while the decline in accounts payable is related to the timing of certain raw material payments. At April 27, 2002, the current ratio was 2.3 to 1 compared to 2.1 to 1 for the prior year. The debt-to-equity ratio improved to .1 to 1 from .2 to 1 reflecting a reduction in debt and an increase in retained earnings.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2003 capital expenditures will be comparable to fiscal 2002.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At April 27, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants. See Note 6 of Notes to Consolidated Financial Statements.

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2002 and 2001, the Company purchased 23,900 shares and 33,600 shares, respectively, of common stock. Since January 1998, the Company has purchased 465,810 shares of its common stock.

Pursuant to a management agreement, the Company incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.0 million for fiscal 2002, $4.8 million for fiscal 2001, and $4.3 million for fiscal 2000. At April 27, 2002, the Company owed $1.3 million to CMA for unpaid fees. See Note 7 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of fiscal 2002. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or operating results and has not resulted in significant changes to its financial risk management practices. Also, in the first quarter of fiscal 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not materially impact the Company’s financial position or operating results. See Note 4 of Notes to Consolidated Financial Statements.

In the fourth quarter of fiscal 2002, the Company adopted the Emerging Issues Task Force (“EITF”) 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. The adoption of EITF 01-9 did not materially impact the Company’s operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company’s fiscal year beginning April 28, 2002. The Company does not expect that the adoption of this statement will materially impact its financial position or its operating results.

In May 2002, the Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002 with all other provisions effective for transactions occurring after May 15, 2002, with early adoption encouraged.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires estimates and assumptions that affect the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain of the Company’s accounting policies are critical to understanding its financial statements because their application places significant demands on management’s judgment, with financial reporting results relying on estimates of matters that are inherently uncertain.

Management believes that the critical accounting policies described in the following paragraphs affect the most significant estimates and assumptions used in the preparation of its consolidated financial statements. For these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

Credit Risk

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner in accordance with SFAS No. 142 and an impairment loss is recognized if the carrying amount is greater than its fair value.

Income Taxes

The Company’s effective income tax rate and the tax bases of its assets and liabilities are based on management’s estimate of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claim experience.

FORWARD LOOKING STATEMENTS

The Company and its representatives may from time to time make written or oral statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company’s stockholders. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company’s Strategic Alliance objective; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; the Company’s ability to increase prices; continued retailer support for the Company’s products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are commodity prices and interest rates.

Commodities

The Company purchases various raw materials that fluctuate based on commodity market conditions. These include aluminum cans, high fructose corn syrup, and various juice concentrates. The Company’s ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

Interest Rates

At the end of fiscal 2002, the Company had $10.9 million of floating-rate term-debt outstanding. If the interest rate changed by 100 basis points (1%), interest expense for fiscal 2002 would have changed by approximately $160,000. Because of its limited exposure to interest rate movements, the Company does not currently utilize interest rate swaps or other interest rate hedging products.

The Company’s investment portfolio consists primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2002 would have changed by approximately $360,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 27, 2002 AND APRIL 28, 2001
(In thousands, except share amounts)

	2002	2001

Assets
Current assets:
Cash and equivalents	$42,646	$39,625
Trade receivables – net of allowances of $593 (2002) and $559 (2001)	42,955	41,068
Inventories	31,040	31,747
Deferred income taxes	1,616	1,333
Prepaid and other	5,621	6,518

Total current assets	123,878	120,291
Property – net	60,658	62,215
Goodwill	13,145	13,145
Intangible assets – net	2,043	2,114
Other assets	5,961	6,103

	$205,685	$203,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,819	$37,651
Accrued liabilities	21,020	20,131
Income taxes payable	1,875	65

Total current liabilities	53,714	57,847
Long-term debt	10,981	24,136
Deferred income taxes	12,072	10,208
Other liabilities	3,241	3,189
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 – 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value – authorized 50,000,000 shares; issued 22,209,312 shares (2002) and 22,134,612 shares (2001); outstanding 18,212,778 shares (2002) and 18,161,978 shares (2001)	222	221
Additional paid-in capital	16,526	15,638
Retained earnings	126,257	109,705
Treasury stock – at cost:
Preferred stock – 150,000 shares	(5,100)	(5,100)
Common stock – 3,996,534 shares (2002) and 3,972,634 shares (2001)	(12,378)	(12,126)

Total shareholders’ equity	125,677	108,488

	$205,685	$203,868

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
(In thousands, except per share amounts)

	2002	2001	2000

Net sales	$502,778	$480,415	$426,269
Cost of sales	339,041	323,743	286,245

Gross profit	163,737	156,672	140,024
Selling, general and administrative expenses	136,925	131,852	120,104
Interest expense	857	2,110	2,789
Other income – net	867	1,506	4,754

Income before income taxes	26,822	24,216	21,885
Provision for income taxes	10,270	9,236	8,302

Net income	$16,552	$14,980	$13,583

Net income per share –
Basic	$.91	$.82	$.74

Diluted	$.87	$.80	$.71

Average common shares outstanding –
Basic	18,212	18,160	18,321

Diluted	18,992	18,840	19,018

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
(In thousands, except share amounts)

	2002		2001		2000

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	22,134,612	221	22,117,332	221	22,062,012	221
Stock options exercised	74,700	1	17,280	—	55,320	—

End of year	22,209,312	222	22,134,612	221	22,117,332	221

Additional Paid-In Capital
Beginning of year		15,638		15,556		15,304
Stock options exercised		888		82		252

End of year		16,526		15,638		15,556

Retained Earnings
Beginning of year		109,705		94,725		81,142
Net income		16,552		14,980		13,583

End of year		126,257		109,705		94,725

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning of year	3,972,634	(12,126)	3,939,034	(11,866)	3,673,054	(9,712)
Purchase of common stock	23,900	(252)	33,600	(260)	265,980	(2,154)

End of year	3,996,534	(12,378)	3,972,634	(12,126)	3,939,034	(11,866)

Total Shareholders’ Equity		$125,677		$108,488		$93,686

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
(In thousands)

	2002	2001	2000

Operating Activities:
Net income	$16,552	$14,980	$13,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,750	11,739	10,163
Deferred income tax provision	1,581	2,329	582
Loss (gain) on sale of assets	203	95	(3,364)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(1,887)	(1,948)	(677)
Inventories	707	786	(1,934)
Prepaid and other assets	(2,180)	(4,002)	(3,441)
Accounts payable	(6,832)	92	2,809
Other liabilities, net	3,463	(2,604)	1,926

Net cash provided by operating activities	23,357	21,467	19,647

Investing Activities:
Property additions	(7,162)	(6,049)	(8,559)
Proceeds from sale of assets	72	28	3,557
Acquisitions, net of cash acquired	—	(3,979)	(5,258)

Net cash used in investing activities	(7,090)	(10,000)	(10,260)

Financing Activities:
Debt borrowings	—	—	4,000
Debt repayments	(9,155)	(9,106)	(8,334)
Borrowings (payments) on line of credit, net	(4,000)	(1,000)	(2,000)
Purchase of common stock	(252)	(260)	(2,154)
Proceeds from stock options exercised	161	42	103

Net cash used in financing activities	(13,246)	(10,324)	(8,385)

Net Increase in Cash and Equivalents	3,021	1,143	1,002
Cash and Equivalents – Beginning of Year	39,625	38,482	37,480

Cash and Equivalents – End of Year	$42,646	$39,625	$38,482

Other Cash Flow Information:
Interest paid	$935	$2,450	$2,867
Income taxes paid	6,671	10,616	7,366

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization

National Beverage Corp. (the “Company”) is a holding company for various subsidiaries that develop, manufacture, market and distribute a complete portfolio of cola and multi-flavored soft drinks, juice drinks, water and specialty beverages. Substantially all of the Company’s brands are produced in its sixteen manufacturing facilities, which are strategically located in major metropolitan markets across the continental United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated. The Company’s fiscal year ends the Saturday closest to April 30th. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

Changes in Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of fiscal 2002. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or operating results and has not resulted in significant changes to its financial risk management practices. Also, in the first quarter of fiscal 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 142 did not materially impact the Company’s financial position or operating results. See Note 4.

In the fourth quarter of fiscal 2002, the Company adopted the Emerging Issues Task Force (“EITF”) 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. The adoption of EITF 01-9 did not materially impact the Company’s operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company’s fiscal year beginning April 28, 2002. The Company does not expect that the adoption of this statement will materially impact its financial position or its operating results.

In May 2002, the Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002 with all other provisions effective for transactions occurring after May 15, 2002, with early adoption encouraged.

Credit Risk

The Company sells products to a variety of customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. At April 27, 2002 and April 28, 2001, the Company did not have any customers that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 2002, 2001 or 2000.

Customer Contracts

The Company incurs certain costs related to long-term contractual relationships with national and regional retailers to manufacture and market Company and retailer branded products. These costs are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is the Company’s policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Of these costs, amounts associated with remaining periods of one year or less are included in other current assets and all other amounts are included in other assets. Advertising costs are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner in accordance with SFAS No. 142 and an impairment loss is recognized if the carrying amount is greater than its fair value.

Income Taxes

The Company’s effective income tax rate and the tax bases of its assets and liabilities are based on management’s estimate of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claim experience.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 27, 2002 are comprised of finished goods of $17,531,000 and raw materials of $13,509,000. Inventories at April 28, 2001 are comprised of finished goods of $17,721,000 and raw materials of $14,026,000.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

Property

Property is recorded at cost. Depreciation is computed by the straight-line method over estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 15 years for machinery and equipment. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

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

Shipping and Handling Costs

Shipping and handling costs are reported in “Selling, general and administrative expenses” in the accompanying statements of income. Such costs aggregated $39.7 million in fiscal 2002, $37.0 million in fiscal 2001, and $31.2 million in fiscal 2000.

2.	ACQUISITIONS

In September 2000, the Company acquired certain operations and assets of Beverage Canners International, Inc., a Miami-based producer and distributor of carbonated soft drinks and sparkling waters. The assets acquired included a leased manufacturing facility, inventory, and the Ritz® and Crystal Bay® brands. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition.

In May 1999, the Company acquired the operations and assets of Home Juice, a Chicago-based producer and distributor of premium juice and juice products. The assets acquired included a manufacturing facility, receivables, inventory and the Mr. Pure® and Home Juice® trademarks. The operating results of Home Juice, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets acquired based upon their estimated fair values at the date of acquisition.

3.	PROPERTY

Property at April 27, 2002 and April 28, 2001 consisted of the following:

	(In thousands)
	2002	2001

Land	$10,625	$10,625
Buildings and improvements	35,437	35,088
Machinery and equipment	98,195	94,356

Total	144,257	140,069
Less accumulated depreciation	(83,599)	(77,854)

Property – net	$60,658	$62,215

Depreciation expense was $8,444,000 for fiscal 2002, $7,996,000 for fiscal 2001, and $6,966,000 for fiscal 2000. Other income for the fourth quarter of fiscal 2000 includes a gain of $3.4 million from the sale of a residual interest in an operating lease.

4.	INTANGIBLE ASSETS

In accordance with SFAS No. 142 adopted in the first quarter of fiscal 2002, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. Had the Company applied the non-amortization provisions of SFAS No. 142 at the beginning of fiscal 2001, net income would have increased by $361,000 (approximately $.02 per share). Intangible assets at April 27, 2002 and April 28, 2001 consist of the following:

	(In thousands)
	2002	2001

Unamortized trademarks	$1,587	$1,601

Amortizable distribution rights	$855	$855
Less accumulated amortization	(399)	(342)

Net	$456	$513

Amortization expense related to intangible assets was $57,000 and $144,000 for fiscal 2002 and fiscal 2001, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities at April 27, 2002 and April 28, 2001 consisted of the following:

	(In thousands)
	2002	2001

Accrued promotions	$7,307	$5,951
Accrued compensation	5,487	5,595
Other accrued liabilities	8,226	8,585

Total	$21,020	$20,131

6.	DEBT

Long-term debt at April 27, 2002 and April 28, 2001 consisted of the following:

	(In thousands)
	2002	2001

Credit Facilities	$—	$4,000
Term Loan Facilities	10,900	19,900
Other	81	236

Total	$10,981	$24,136

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

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At April 27, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants.

The long-term portion of debt at April 27, 2002 matures as follows: $10,381,000 in fiscal 2004 and $600,000 in fiscal 2005.

The fair value of debt has been estimated using discounted cash-flow models incorporating discount rates based on current market interest rates for similar types of instruments. At April 27, 2002 and April 28, 2001, the difference between the estimated fair value and the carrying value of debt instruments was not material.

7.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

In January 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its common stock. In fiscal 2002 and 2001, the Company purchased 23,900 shares and 33,600 shares, respectively, of common stock on the open market. Such shares are classified as treasury stock.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide the Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of the Company’s Board of Directors. The Company incurred fees to CMA of $5.0 million, $4.8 million, and $4.3 million for fiscal 2002, 2001 and 2000, respectively. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable in the accompanying consolidated balance sheets at April 27, 2002 and April 28, 2001 were amounts due CMA of $1,258,000 and $430,000, respectively.

8.	INCOME TAXES

The provision for income taxes consists of the following:

	(In thousands)
	2002	2001	2000

Current	$8,689	$6,907	$7,720
Deferred	1,581	2,329	582

Total	$10,270	$9,236	$8,302

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	2.5	2.4
Goodwill and other permanent differences	.7	.6	.8
Other, net	—	—	(.3)

Effective income tax rate	38.3%	38.1%	37.9%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. The Company’s deferred tax assets and liabilities as of April 27, 2002 and April 28, 2001 consisted of the following:

	(In thousands)
	2002	2001

Deferred tax assets:
Accrued expenses and other	$1,857	$3,477
Inventory and amortizable assets	452	522

Total deferred tax assets	2,309	3,999
Deferred tax liabilities:
Property and intangibles	12,765	12,874

Net deferred tax liabilities	$10,456	$8,875

9.	LEASES

Future minimum rental commitments for non-cancelable operating leases at April 27, 2002 are as follows:

(In thousands)
Fiscal 2003	$5,166
Fiscal 2004	3,995
Fiscal 2005	2,421
Fiscal 2006	1,026
Fiscal 2007	926
Thereafter	298

Total minimum lease payments	$13,832

Rental expense was $9,415,000 for fiscal 2002, $10,164,000 for fiscal 2001, and $8,179,000 for fiscal 2000.

10.	INCENTIVE AND RETIREMENT PLANS

The Company’s 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 2,000,000 shares of common stock of the Company, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 2,000,000 shares of common stock of the Company and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of the Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in the Company. The number of shares or options which may be issued under stock based awards to an individual is limited to 700,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.

Pursuant to a Special Stock Option plan, the Company has authorized the issuance of options to purchase up to an aggregate of 500,000 shares of common stock. Options may be granted for such consideration as determined by the Board or a Committee of the Board. The Company also authorized the issuance of options to purchase up to 50,000 shares of common stock to be issued at the direction of the Chairman.

In March 1997, the Company’s Board of Directors adopted the Key Employee Equity Partnership Program (“KEEP”), which provides for the granting of stock options to purchase up to 100,000 shares of common stock to key employees, consultants, directors and officers of the Company. Participants who purchase shares of the Company’s stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP program are automatically forfeited in the event of the sale of shares originally acquired by the participant. The options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduces to the par value of the Company’s stock at the end of the six-year vesting period. The difference between the exercise price and the fair market value of the stock on date of grant is amortized over the vesting period.

On October 26, 2001, the Company’s stockholders approved an amendment to the Company’s Omnibus Incentive Plan and Special Stock Option Plan to increase the number of shares available for award by 600,000 and 100,000 shares, respectively.

The Company’s 1991 Stock Purchase Plan (the “Stock Purchase Plan”) provides for the purchase of up to 640,000 shares of common stock by employees of the Company who (i) have been employed by the Company for at least two years, (ii) are not part-time employees of the Company and (iii) are not owners of five percent (5%) or more of the common stock of the Company. As of April 27, 2002, no shares have been issued under the Stock Purchase Plan.

The following is a summary of stock option activity:

	(Options in thousands)
	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,274	$3.71	1,122	$3.28	1,191	$3.29
Options granted	89	8.84	208	7.26	8	5.24
Options exercised	(257)	.84	(17)	2.65	(55)	2.28
Options canceled	(110)	6.45	(39)	10.61	(22)	7.08

Options outstanding at end of year	996	4.61	1,274	3.71	1,122	3.28

Options exercisable at end of year	751		954		921
Options available for grant at end of year	1,155		387		586
Weighted average fair value of options granted		$7.88		$5.04		$6.46

The following is a summary of stock options outstanding at April 27, 2002:

	(Options in thousands)
	Options Outstanding			Options Exercisable

	Weighted
	Average		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual		Exercise		Exercise
Exercise Price	Life	Shares	Price	Shares	Price

$2.09	2 years	392	$2.09	392	$2.09
$2.25-$4.95	4 years	135	2.63	127	2.53
$5.00	4 years	144	5.00	144	5.00
$5.06-$8.54	8 years	156	7.02	35	6.87
$9.00-$9.88	8 years	169	9.45	53	9.88

		996	4.61	751	3.49

The option price range for all options outstanding at the end of the fiscal year was $2.09 to $9.88 for 2002, $.13 to $9.88 for 2001, and $.13 to $13.50 for 2000. The option price range for options exercised during the fiscal year was $.13 to $5.00 for 2002, $2.09 to $5.00 for 2001 and $.63 to $5.00 for 2000. During fiscal 2002, approximately $727,000 of accrued compensation and tax benefits related to stock options exercised was recorded to additional paid-in capital.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”) for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of stock option grants was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 43% for fiscal 2002, 45% for 2001, and 46% for 2000; risk free interest rates of approximately 5% for fiscal 2002, 5% for 2001 and 6% for 2000; and no dividend payments. Had compensation cost for the Company’s options plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, the Company’s net income and earnings per share for fiscal 2002, 2001 and 2000 would have been reduced on a pro forma basis by less than $200,000 ($.01 per share) for each year.

The Company contributes to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1.7 million for fiscal 2002, $1.5 million for fiscal 2001, and $1.3 million for fiscal 2000.

11.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In the ordinary course of its business, the Company enters into commitments for the supply of certain raw materials, none of which are material to the Company’s financial position.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002
Net sales	$152,385	$124,124	$100,409	$125,860
Gross profit	50,126	39,980	32,587	41,044
Net income	7,616	3,589	930	4,417
Net income per common share:
Basic	$.42	$.20	$.05	$.24
Diluted	$.40	$.19	$.05	$.23
Fiscal 2001
Net sales	$140,226	$120,760	$97,096	$122,333
Gross profit	46,053	38,917	30,249	41,453
Net income	6,950	3,315	532	4,183
Net income per common share:
Basic	$.38	$.18	$.03	$.23
Diluted	$.37	$.18	$.03	$.22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of National Beverage Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 27, 2002 and April 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 29 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective April 29, 2001.

PricewaterhouseCoopers LLP
Miami, Florida
July 23, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption “Election of Directors” and “Information as to Nominees and Other Directorships” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 26, 2002 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 27, 2002.

Name	Age	Position with Company

Nick A. Caporella (1)	66	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer

Joseph G. Caporella (2)	42	Executive Vice President and Secretary

George R. Bracken (3)	56	Senior Vice President – Finance

Dean A. McCoy (4)	45	Senior Vice President – Controller and Principal Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director since the Company’s inception in 1985. Mr. Caporella also serves as Chairman of the Nominating Committee. Prior to March 11, 1994, Mr. Caporella served as President and Chief Executive Officer (since 1976) and Chairman of the Board (since 1989) of Burnup & Sims Inc. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as Executive Vice President and Secretary since January 1991 and Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. George R. Bracken was named Senior Vice President – Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4)	Mr. Dean A. McCoy was named Senior Vice President – Controller in October 2000 and, prior to that date, served as Vice President – Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

National Beverage Corp. 2002 Proxy Statement, which will be filed on or before August 26, 2002, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Beverage Corp. 2002 Proxy Statement, which will be filed on or before August 26, 2002, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 2002 Proxy Statement, which will be filed on or before August 26, 2002, is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page
(a)	1.	Financial Statements
		The following consolidated financial statements of National Beverage Corp. and subsidiaries are included herein:
		Consolidated Balance Sheets	14
		Consolidated Statements of Income	15
		Consolidated Statements of Shareholders’ Equity	16
		Consolidated Statements of Cash Flows	17
		Notes to Consolidated Financial Statements	18
		Report of Independent Certified Public Accountants	27
	2.	Financial Statement Schedules
		The following are included herein:
		Schedule I – Condensed Financial Information of Registrant	33
		Schedule II – Valuation and Qualifying Accounts	37
		Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein
	3.	Exhibits
		See Exhibit Index which follows

(b)		Reports on Form 8-K
		No reports on Form 8-K were filed for the quarter ended April 27, 2002.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.12	Letter Modification to Term Loan Credit Agreement dated April 24, 1996, between NewBevCo and lender therein (6)

10.13	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.14	Special Stock Option Plan (8)

10.15	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.16	Key Employee Equity Partnership Program (9)

10.17	Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (10)

10.18	Third Amendment to Term Loan Credit Agreement, dated June 7, 1999, between NewBevCo and lender therein (10)

10.19	Fourth Amendment to Term Loan Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.20	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.21	Amendment No. 4 to Amended and Restated Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

21.1	Subsidiaries of Registrant (11)

23.1	Consent of Independent Certified Public Accountants (11)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(11)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp.
(Registrant)

\s\ Dean A. McCoy Dean A. McCoy	Date: July 25, 2002
Senior Vice President – Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\s\ Nick A. Caporella Nick A. Caporella	Date: July 25, 2002
President and Chief Executive Officer and
Chairman of the Board (Principal Executive and
Financial Officer)

\s\ Joseph G. Caporella Joseph G. Caporella	Date: July 25, 2002
Executive Vice President and Secretary

\s\ Samuel C. Hathorn, Jr. Samuel C. Hathorn, Jr.	Date: July 25, 2002
Director

\s\ S. Lee Kling S. Lee Kling	Date: July 25, 2002
Director

\s\ Joseph P. Klock, Jr. Joseph P. Klock, Jr.	Date: July 25, 2002
Director

Schedule I

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AS OF APRIL 27, 2002 AND APRIL 28, 2001
(In thousands, except share amounts)

	2002	2001

Assets
Current assets:
Cash and equivalents	$25,439	$10,215
Deferred income taxes	1,616	1,333

Total current assets	27,055	11,548
Investment in subsidiaries – net	112,569	107,213

	$139,624	$118,761

Liabilities and Shareholders’ Equity
Current liabilities:
Income taxes payable	$1,875	$65
Deferred income taxes	12,072	10,208
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 – 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value – authorized 50,000,000 shares; issued 22,209,312 shares (2002) and 22,134,612 shares (2001); outstanding: 18,212,778 shares (2002) and 18,161,978 shares (2001)	222	221
Additional paid-in capital	16,526	15,638
Retained earnings	126,257	109,705
Treasury stock-at cost:
Preferred stock – 150,000 shares	(5,100)	(5,100)
Common stock – 3,996,534 shares (2002) and 3,972,634 shares (2001)	(12,378)	(12,126)

Total shareholders’ equity	125,677	108,488

	$139,624	$118,761

See accompanying Notes to Condensed Financial Statements.

Schedule I (continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
(In thousands, except per share amounts)

	2002	2001	2000

Equity in pre-tax earnings of consolidated subsidiaries	$26,822	$24,216	$21,885
Provision for income taxes	10,270	9,236	8,302

Net income	$16,552	$14,980	$13,583

Net income per share–
Basic	$.91	$.82	$.74

Diluted	$.87	$.80	$.71

Average common shares outstanding–
Basic	18,212	18,160	18,321

Diluted	18,992	18,840	19,018

See accompanying Notes to Condensed Financial Statements.

Schedule I (continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 27, 2002, APRIL 28, 2001 AND APRIL 29, 2000
(In thousands)

	2002	2001	2000

Operating Activities:
Net income	$16,552	$14,980	$13,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax provision	1,581	2,329	582
Undistributed equity in net income of consolidated subsidiaries	(16,552)	(14,980)	(13,583)

Net cash provided by operating activities	1,581	2,329	582

Financing Activities:
Advances from (to) subsidiaries	13,734	(2,000)	1,522
Purchase of common stock	(252)	(260)	(2,154)
Proceeds from stock options exercised	161	42	103

Net cash provided by (used in) financing activities	13,643	(2,218)	(529)

Net Increase in Cash and Equivalents	15,224	111	53
Cash and Equivalents – Beginning of Year	10,215	10,104	10,051

Cash and Equivalents – End of Year	$25,439	$10,215	$10,104

See accompanying Notes to Condensed Financial Statements.

Schedule I (continued)

NATIONAL BEVERAGE CORP. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying parent company financial statements of National Beverage Corp. (“NBC”) should be read in conjunction with the consolidated financial statements of NBC and its consolidated subsidiaries.

1.	Basis of Presentation

NBC is a holding company for various wholly-owned subsidiaries which are engaged in the manufacture and distribution of soft drinks and other beverages. NBC’s investments in its wholly-owned subsidiaries are reported in these parent company financial statements using the equity method of accounting.

2.	Long-Term Debt

Certain subsidiaries of NBC have bank credit facilities outstanding, which contain restrictions that, among other things, limit the subsidiaries from paying cash dividends to the parent. At April 27, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants. See Note 6 of Notes to Consolidated Financial Statements.

3.	Capital Stock and Transactions with Related Parties

See Note 7 of Notes to Consolidated Financial Statements for information related to capital stock and transactions with related parties.

Schedule II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended April 27, 2002, April 28, 2001 and April 29, 2000
(In thousands)

	Balance at			Balance
	Beginning	Charged	Net	at End
Description	of Period	to Expenses	Charge-Offs	of Period

Year Ended April 27, 2002:
Allowance for doubtful accounts receivable	$559	$866	$(832)	$593

Year Ended April 28, 2001:
Allowance for doubtful accounts receivable	$534	$182	$(157)	$559

Year Ended April 29, 2000:
Allowance for doubtful accounts receivable	$671	$133	$(270)	$534