Form 10-Q
period 2002-07-27
NATIONAL BEVERAGE CORP
filed 2002-09-10
CIK 69891

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2002

or

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

Yes ( X )                      No (  )

The number of shares of Registrant’s common stock outstanding as of September 3, 2002 was 18,214,768.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 27, 2002

INDEX

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 27, 2002 and April 27, 2002	3

	Condensed Consolidated Statements of Income for the three months ended July 27, 2002 and July 28, 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended July 27, 2002 and July 28, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

PART I – FINANCIAL INFORMATION

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 27, 2002 AND APRIL 27, 2002
(In thousands, except share amounts)

	(Unaudited)
	July 27,	April 27,
	2002	2002

Assets
Current assets:
Cash and equivalents	$49,482	$42,646
Trade receivables – net of allowances of $584 ($593 at April 27, 2002)	48,938	42,955
Inventories	29,899	31,040
Deferred income taxes	1,686	1,616
Prepaid and other	3,296	5,621

Total current assets	133,301	123,878
Property – net	59,819	60,658
Goodwill	13,145	13,145
Intangible assets – net	2,029	2,043
Other assets	6,405	5,961

	$214,699	$205,685

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,354	$30,819
Accrued liabilities	24,918	21,020
Income taxes payable	3,356	1,875

Total current liabilities	54,628	53,714
Long-term debt	10,781	10,981
Deferred income taxes	12,362	12,072
Other liabilities	3,178	3,241
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value – authorized 50,000,000 shares; issued 22,211,302 (22,209,312 shares at April 27, 2002)	222	222
Additional paid-in capital	16,548	16,526
Retained earnings	134,308	126,257
Treasury stock – at cost:
Preferred stock – 150,000 shares	(5,100)	(5,100)
Common stock – 3,996,534 shares	(12,378)	(12,378)

Total shareholders’ equity	133,750	125,677

	$214,699	$205,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 27, 2002 AND JULY 28, 2001
(In thousands, except per share amounts)

	(Unaudited)
	2002	2001

Net sales	$142,877	$152,385
Cost of sales	95,404	102,259

Gross profit	47,473	50,126
Selling, general and administrative expenses	34,551	37,689
Interest expense	120	315
Other income – net	225	221

Income before income taxes	13,027	12,343
Provision for income taxes	4,976	4,727

Net income	$8,051	$7,616

Net income per share –
Basic	$.44	$.42

Diluted	$.42	$.40

Average common shares outstanding –
Basic	18,395	18,162

Diluted	19,059	18,957

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 27, 2002 AND JULY 28, 2001
(In thousands)

	(Unaudited)
	2002	2001

Operating Activities:
Net income	$8,051	$7,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,773	2,886
Deferred income tax provision	220	649
(Gain) loss on sale of property	(6)	61
Changes in assets and liabilities:
Trade receivables	(5,983)	(7,596)
Inventories	1,141	(3,187)
Prepaid and other assets	1,286	1,301
Accounts payable	(4,465)	(3,044)
Other liabilities, net	5,319	4,973

Net cash provided by operating activities	8,336	3,659

Investing Activities:
Property additions	(1,356)	(1,318)
Proceeds from sale of assets	56	6

Net cash used in investing activities	(1,300)	(1,312)

Financing Activities:
Debt repayments	(200)	(150)
Borrowings (payments) on line of credit, net	—	(4,000)

Net cash used in financing activities	(200)	(4,150)

Net Increase (Decrease) in Cash and Equivalents	6,836	(1,803)
Cash and Equivalents – Beginning of Year	42,646	39,625

Cash and Equivalents – End of Period	$49,482	$37,822

Other Cash Flow Information:
Interest paid	$120	$415
Income taxes paid	1,698	174

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 27, 2002
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Beverage Corp. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended April 27, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

2.	CHANGES IN ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in the three-month period ended July 27, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or operating results.

3.	INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 27, 2002 are comprised of finished goods of $16,172,000 and raw materials of $13,727,000. Inventories at April 27, 2002 are comprised of finished goods of $17,531,000 and raw materials of $13,509,000.

4.	PROPERTY

Property consists of the following:

	(In thousands)
	July 27,	April 27,
	2002	2002

Land	$10,625	$10,625
Buildings and improvements	35,560	35,437
Machinery and equipment	98,699	98,195

Total	144,884	144,257
Less accumulated depreciation	(85,065)	(83,599)

Property – net	$59,819	$60,658

Depreciation expense was $2,145,000 and $2,127,000 for the three-month periods ended July 27, 2002 and July 28, 2001, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	(In thousands)
	July 27,	April 27,
	2002	2002

Unamortized trademarks	$1,587	$1,587

Amortizable distribution rights	855	855
Less accumulated amortization	(413)	(399)

Net	442	456

Total	$2,029	$2,043

Amortization expense related to intangible assets was $14,000 for the three-month periods ended July 27, 2002 and July 28, 2001, respectively.

6.	DEBT

Debt consists of the following:

	(In thousands)
	July 27,	April 27,
	2002	2002

Term Loan Facilities	$10,700	$10,900
Other	81	81

Total	$10,781	$10,981

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

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At July 27, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants.

7.	CAPITAL STOCK

At July 27, 2002, options to purchase 972,901 shares at a weighted average exercise price of $4.58 (ranging from $2.09 to $9.88 per share) were outstanding and stock-based awards to purchase 1,176,049 shares of common stock were available for grant.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the “Company”) is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. The Company also provides specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks, and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its fourteen manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

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

The Company occupies a unique position in the industry as a vertically integrated national company delivering branded and allied branded products through a hybrid distribution network to multiple beverage channels. The Company utilizes a variety of techniques to obtain retail support and sponsorship of its products, which vary based on the distribution channel, customer and product. These include agreements for specific promotional activities for the Company’s brands, such as special event pricing, in-store displays and external advertising, as well as long-term contractual agreements which may also provide for integrated manufacturing and distribution services for the retailers’ brands. The Company’s revenue and expenses tend to fluctuate based on the type and effectiveness of the promotions employed.

Over the last several years, the Company has focused on increasing penetration of its brands in the convenience channel through company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, the Company has undertaken specific measures to expand its distribution in this channel. These include the development of products and proprietary packaging specifically targeted to this market, as well as the acquisition of businesses engaged in this channel of distribution. Management intends to continue its focus on enhancing growth in the convenience channel through specialized packaging, innovative product development and acquisitions.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, the Company’s operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended July 27, 2002 (first quarter of fiscal 2003) compared to
Three Months Ended July 28, 2001 (first quarter of fiscal 2002)

Net sales for the three months ended July 27, 2002 decreased approximately $9.5 million, or 6.2%, as compared to the three-month period ended July 28, 2001. This change was primarily due to a decline in allied brand volume related to the Company’s decision to improve its margins by discontinuing certain lower margin business and the effect of unfavorable weather conditions in certain markets. This decline was partially offset by volume growth of the Company’s branded carbonated soft drinks.

Gross profit approximated 33.2% of net sales for the first quarter of fiscal 2003 and 32.9% of net sales for the first quarter of fiscal 2002. This improvement was due to the favorable effect of eliminating lower margin business as described above and the implementation of cost saving initiatives, including the phasing out of two less-efficient leased production facilities. Such improvement was partially offset by the effect of lower volume on fixed manufacturing costs.

Selling, general and administrative expenses were $34.6 million or 24.2% of net sales for the first quarter of fiscal 2003, compared to $37.7 million or 24.7% of net sales for last year. The decrease was primarily due to lower distribution and selling costs related to the decline in allied brand volume and a decrease in retailer supported marketing activity.

Interest expense declined during the first quarter of fiscal 2003 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, increased slightly to $225,000.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the first quarter of fiscal 2003 and 38.3% for the first quarter of fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $8,051,000 or $.44 per share for the three months ended July 27, 2002, compared to $7,616,000 or $.42 per share for the three months ended July 28, 2001.

CAPITAL RESOURCES

The Company’s current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities of which approximately $43 million was available for future borrowings at July 27, 2002. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased to $15.9 million for the first quarter of fiscal 2003 from $15.5 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOWS

The Company’s principal source of cash during the first quarter of fiscal 2003 was $8.3 million provided by operating activities. The Company’s primary use of cash was capital expenditures of $1.4 million.

Net cash provided by operating activities increased to $8.3 million from $3.7 million due to a decrease in working capital requirements and an increase in net income. Net cash used in investing activities was flat with last year, reflecting net capital expenditures of $1.3 million in both periods. Net cash used in financing activities decreased approximately $4.0 million for the first quarter of fiscal 2003 due to a decline in debt repayments.

FINANCIAL CONDITION

During the first quarter of fiscal 2003, the Company’s working capital improved to $78.7 million from $70.2 million primarily due to cash generated from operations and an increase in current assets. Trade receivables and accrued liabilities increased as a result of a seasonal increase in sales. Prepaid and other assets decreased due to a decline in income tax refunds receivable. At July 27, 2002, the current ratio was 2.4 and the debt-to-equity ratio was .1 to 1.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2003 capital expenditures will be comparable to fiscal 2002.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At July 27, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants. See Note 6 of Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success of the Company’s Strategic Alliance objective; success in acquiring and integrating other beverage businesses; success of new product and flavor introductions; fluctuations in the costs and availability of raw materials; the Company’s ability to increase prices; continued retailer support for the Company’s products; changes in consumer preferences and demand for new and different products; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2002.

PART II – OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1 Certification of Chief Executive Officer

Exhibit 99.2 Certification of Principal Financial Officer

(b)	Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2002

National Beverage Corp. (Registrant)

	By:	/s/ Dean A. McCoy

Dean A. McCoy Senior Vice President – Controller and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Nick A. Caporella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Beverage Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

National Beverage Corp.

	By:	/s/ Nick A. Caporella

Nick A. Caporella Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, George R. Bracken, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Beverage Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 10, 2002

National Beverage Corp. (Registrant)

	By:	/s/ George R. Bracken

George R. Bracken Senior Vice President – Finance (Principal Financial Officer)