Form 10-Q
period 2002-10-26
NATIONAL BEVERAGE CORP
filed 2002-12-10
CIK 69891

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2605822 (I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL (Address of principal executive offices)	33324 (Zip Code)

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

    Yes   ☒    No   ☐

The number of shares of Registrant’s common stock outstanding as of December 3, 2002 was 18,214,868.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2002

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of October 26, 2002 and April 27, 2002	3
Condensed Consolidated Statements of Income for the three months and six months ended October 26, 2002 and October 27, 2001	4
Condensed Consolidated Statements of Cash Flows for the six months ended October 26, 2002 and October 27, 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	13

PART I — FINANCIAL INFORMATION

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 26, 2002 AND APRIL 27, 2002
 (In thousands, except share amounts)

	(Unaudited)
	October 26,	April 27,
	2002	2002

Assets
Current assets:
Cash and equivalents	$53,229	$42,646
Trade receivables — net of allowances of $577 ($593 at April 27, 2002)	40,349	42,955
Inventories	29,121	31,040
Deferred income taxes	1,610	1,616
Prepaid and other	3,156	5,621

Total current assets	127,465	123,878
Property — net	59,940	60,658
Goodwill	13,145	13,145
Intangible assets — net	2,015	2,043
Other assets	6,286	5,961

	$208,851	$205,685

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,291	$30,819
Accrued liabilities	23,474	21,020
Income taxes payable	3,275	1,875

Total current liabilities	45,040	53,714
Long-term debt	10,500	10,981
Deferred income taxes	12,586	12,072
Other liabilities	3,148	3,241
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,212,302 shares (22,209,312 shares at April 27, 2002)	222	222
Additional paid-in capital	16,554	16,526
Retained earnings	138,151	126,257
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 3,998,434 shares (3,996,534 shares at April 27, 2002)	(12,400)	(12,378)

Total shareholders’ equity	137,577	125,677

	$208,851	$205,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 26, 2002 AND OCTOBER 27, 2001
 (In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended
	2002	2001	2002	2001

Net sales	$127,348	$124,124	$270,225	$276,509
Cost of sales	86,087	84,144	181,491	186,403

Gross profit	41,261	39,980	88,734	90,106
Selling, general and administrative expenses	35,174	34,221	69,725	71,910
Interest expense	109	260	229	575
Other income — net	241	319	466	540

Income before income taxes	6,219	5,818	19,246	18,161
Provision for income taxes	2,376	2,229	7,352	6,956

Net income	$3,843	$3,589	$11,894	$11,205

Net income per share –
Basic	$.21	$.20	$.65	$.62

Diluted	$.20	$.19	$.62	$.59

Average common shares outstanding –
Basic	18,396	18,167	18,396	18,165

Diluted	19,033	18,974	19,046	18,966

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 26, 2002 AND OCTOBER 27, 2001
 (In thousands)

	(Unaudited)
	2002	2001

Operating Activities:
Net income	$11,894	$11,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,519	5,809
Deferred income tax provision	520	1,455
(Gain) loss on sale of property	(6)	133
Changes in assets and liabilities:
Trade receivables	2,606	3,798
Inventories	1,919	757
Prepaid and other assets	979	(690)
Accounts payable	(12,528)	(19,692)
Other liabilities, net	3,768	3,393

Net cash provided by operating activities	14,671	6,168

Investing Activities:
Property additions	(3,675)	(3,356)
Proceeds from sale of assets	71	6

Net cash used in investing activities	(3,604)	(3,350)

Financing Activities:
Debt repayments	(481)	(226)
Borrowings (payments) on line of credit, net	—	(4,000)
Repurchase of common stock	(22)	(157)
Proceeds from stock options exercised	19	41

Net cash used in financing activities	(484)	(4,342)

Net Increase (Decrease) in Cash and Equivalents	10,583	(1,524)
Cash and Equivalents — Beginning of Year	42,646	39,625

Cash and Equivalents — End of Period	$53,229	$38,101

Other Cash Flow Information:
Interest paid	$237	$639
Income taxes paid	3,979	1,129

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 26, 2002
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

2. CHANGES IN ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in the six-month period ended October 26, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or operating results.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 26, 2002 are comprised of finished goods of $15,273,000 and raw materials of $13,848,000. Inventories at April 27, 2002 are comprised of finished goods of $17,531,000 and raw materials of $13,509,000.

4. PROPERTY

Property consists of the following:

	(In thousands)
	October 26,	April 27,
	2002	2002

Land	$10,625	$10,625
Buildings and improvements	35,685	35,437
Machinery and equipment	100,283	98,195

Total	146,593	144,257
Less accumulated depreciation	(86,653)	(83,599)

Property – net	$59,940	$60,658

Depreciation expense was $2,183,000 and $4,328,000 for the three and six month periods ended October 26, 2002, respectively, and $2,119,000 and $4,246,000 for the three and six month periods ended October 27, 2001, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	(In thousands)
	October 26,	April 27,
	2002	2002

Unamortized trademarks	$1,587	$1,587

Amortizable distribution rights	855	855
Less accumulated amortization	(427)	(399)

Net	428	456

Total	$2,015	$2,043

Amortization expense related to intangible assets was $14,000 and $28,000 for the three and six month periods ended October 26, 2002 and October 27, 2001, respectively.

6. DEBT

Debt consists of the following:

	(In thousands)
	October 26,	April 27,
	2002	2002

Term Loan Facilities	$10,500	$10,900
Other	—	81

Total	$10,500	$10,981

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

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At October 26, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants.

7. CAPITAL STOCK

During the six months ended October 26, 2002, options for 2,990 shares were exercised at prices ranging from $2.38 to $9.88 per share. At October 26, 2002, options to purchase 972,026 shares at a weighted average exercise price of $4.58 (ranging from $2.09 to $9.88 per share) were outstanding and stock-based awards to purchase 1,175,924 shares of common stock were available for grant.

During the six months ended October 26, 2002, the Company purchased 1,900 shares of its common stock. Such shares are classified as treasury stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. (the “Company”) is a holding company for various operating subsidiaries that develop, manufacture, market and distribute a complete portfolio of quality beverage products throughout the United States. The Company’s brands emphasize distinctive flavor variety, including its flagship brands Shasta® and Faygo®, complete lines of multi-flavored and cola soft drinks. In addition, the Company offers an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. The Company also provides specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks, and St. Nick’s® holiday soft drinks. Substantially all of the Company’s brands are produced in its manufacturing facilities, which are strategically located in major metropolitan markets throughout the continental United States. The Company also develops and produces soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

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

RESULTS OF OPERATIONS

Three Months Ended October 26, 2002 (second quarter of fiscal 2003) compared to
Three Months Ended October 27, 2001 (second quarter of fiscal 2002)

Net sales for the three months ended October 26, 2002 increased approximately $3.2 million, or 2.6%, as compared to the second quarter of fiscal 2002. This improvement was primarily due to volume growth of the Company’s branded carbonated soft drinks, partially offset by a decline in allied branded volume related to the Company’s decision to improve its margins by discontinuing certain lower margin business.

Gross profit approximated 32.4% of net sales for the second quarter of fiscal 2003 and 32.2% of net sales for the second quarter of fiscal 2002. This improvement was due to the favorable effect of eliminating lower margin business partially offset by an increase in certain raw material costs.

Selling, general and administrative expenses were $35.2 million or 27.6% of net sales for the second quarter of fiscal 2003, compared to $34.2 million or 27.6% of net sales for last year. The increase was primarily due to higher distribution and marketing costs partially offset by the effect of cost saving initiatives.

Interest expense declined during the second quarter of fiscal 2003 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased to $241,000 due to lower investment yields.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the second quarter of fiscal 2003 and 38.3% for the second quarter of fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $3,843,000 or $.21 per share for the three months ended October 26, 2002, compared to $3,589,000 or $.20 per share for the second quarter of fiscal 2002.

Six Months Ended October 26, 2002 (first six months of fiscal 2003) compared to
Six Months Ended October 27, 2001 (first six months of fiscal 2002)

Net sales for the six months ended October 26, 2002 decreased approximately $6.3 million, or 2.3%, as compared to the six-month period ended October 27, 2001. This change was primarily due to a decline in allied branded volume related to the Company’s decision to improve its margins by discontinuing certain lower margin business, partially offset by volume growth of the Company’s branded carbonated soft drinks.

Gross profit approximated 32.8% of net sales for the first six months of fiscal 2003 and 32.6% of net sales for the first six months of fiscal 2002. This improvement was due to the favorable effect of eliminating lower margin business partially offset by the effect of lower volume on fixed manufacturing costs and higher raw material costs.

Selling, general and administrative expenses were $69.7 million or 25.8% of net sales for the first six months of fiscal 2003, compared to $71.9 million or 26.0% of net sales for last year. The decrease was primarily due to a decline in retailer supported marketing activity, lower distribution and selling costs related to the decline in allied branded volume, and the effect of cost saving initiatives.

Interest expense declined during the first six months of fiscal 2003 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased to $466,000 due to lower investment yields.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the first six months of fiscal 2003 and 38.3% for the first six months of fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $11,894,000 or $.65 per share for the six months ended October 26, 2002, compared to $11,205,000 or $.62 per share for the first six months of fiscal 2002.

CAPITAL RESOURCES

The Company’s current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities of which approximately $43 million was available for future borrowings at October 26, 2002. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased to $25.0 million for the first six months of fiscal 2003 from $24.5 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOWS

The Company’s principal source of cash during the first six months of fiscal 2003 was $14.7 million provided by operating activities. The Company’s primary use of cash was capital expenditures of $3.7 million.

Net cash provided by operating activities increased to $14.7 million from $6.2 million due to a decrease in working capital requirements and an increase in net income. Net cash used in investing activities increased slightly over last year, reflecting net capital expenditures of $3.6 million in fiscal 2003 as compared to $3.4 million last year. Net cash used in financing activities decreased $3.9 million for the first six months of fiscal 2003 due to a reduction in payments on lines of credit.

FINANCIAL CONDITION

During the first six months of fiscal 2003, the Company’s working capital improved to $82.4 million from $70.2 million primarily due to cash generated from operations and a decrease in trade payables. Prepaid and other assets decreased due to a decline in income tax refunds receivable and accounts payable decreased primarily due to a seasonal decline in inventory requirements. At October 26, 2002, the current ratio was 2.8 and the debt-to-equity ratio was .1 to 1.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2003 capital expenditures will be comparable to fiscal 2002.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At October 26, 2002, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual Meeting of Shareholders held September 27, 2002, Mr. Nick A. Caporella was re-elected to the Board of Directors for a three-year term. Out of 17,858,197 shares voted, 17,723,311 shares were voted for the election of Mr. Nick A. Caporella and 134,886 were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit 99.1	Certification of Chief Executive Officer
	Exhibit 99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K:
Report dated October 4, 2002 regarding the election of Mr. Joseph G. Caporella to the position of President.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2002

National Beverage Corp. (Registrant)

	By:	/s/ Dean A. McCoy

Dean A. McCoy Senior Vice President – Controller and Principal Accounting Officer

CERTIFICATION

I, Nick A. Caporella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Beverage Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

National Beverage Corp.

By:	/s/ Nick A. Caporella

Nick A. Caporella Chief Executive Officer

CERTIFICATION

I, George R. Bracken, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Beverage Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002

National Beverage Corp.

By:	/s/ George R. Bracken

George R. Bracken Senior Vice President – Finance (Principal Financial Officer)