Form 10-Q
period 2003-01-25
NATIONAL BEVERAGE CORP
filed 2003-03-11
CIK 69891

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (   ) No (X)

The number of shares of Registrant’s common stock outstanding as of March 4, 2003 was 18,249,168.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2003

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 25, 2003 AND APRIL 27, 2002
 (In thousands, except share amounts)

	(Unaudited)
	January 25,	April 27,
	2003	2002

Assets
Current assets:
Cash and equivalents	$52,255	$42,646
Trade receivables — net of allowances of $550 ($593 at April 27, 2002)	34,997	42,955
Inventories	27,986	31,040
Deferred income taxes	1,652	1,616
Prepaid and other	3,584	5,621

Total current assets	120,474	123,878
Property — net	60,528	60,658
Goodwill	13,145	13,145
Intangible assets — net	2,001	2,043
Other assets	6,659	5,961

	$202,807	$205,685

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,320	$30,819
Accrued liabilities	18,885	21,020
Income taxes payable	2,186	1,875
Current portion of long-term debt	1,050	—

Total current liabilities	47,441	53,714
Long-term debt	900	10,981
Deferred income taxes	12,638	12,072
Other liabilities	3,143	3,241
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,215,302 shares (22,209,312 shares at April 27, 2002)	222	222
Additional paid-in capital	16,573	16,526
Retained earnings	139,240	126,257
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 3,998,434 shares (3,996,534 shares at April 27, 2002)	(12,400)	(12,378)

Total shareholders’ equity	138,685	125,677

	$202,807	$205,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 25, 2003 AND JANUARY 26, 2002
 (In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Net sales	$100,500	$100,409	$370,725	$376,918
Cost of sales	67,550	67,822	249,041	254,225

Gross profit	32,950	32,587	121,684	122,693
Selling, general and administrative expenses	31,317	31,117	101,042	103,027
Interest expense	45	168	274	743
Other income — net	174	204	640	744

Income before income taxes	1,762	1,506	21,008	19,667
Provision for income taxes	673	576	8,025	7,532

Net income	$1,089	$930	$12,983	$12,135

Net income per share —
Basic	$.06	$.05	$.71	$.67

Diluted	$.06	$.05	$.68	$.64

Average common shares outstanding —
Basic	18,397	18,167	18,396	18,165

Diluted	19,074	18,997	19,055	18,976

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 25, 2003 AND JANUARY 26, 2002
 (In thousands)

	(Unaudited)
	2003	2002

Operating Activities:
Net income	$12,983	$12,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,377	8,800
Deferred income tax provision	530	1,746
Loss on sale of property	3	143
Changes in assets and liabilities:
Trade receivables	7,958	7,219
Inventories	3,054	356
Prepaid and other assets	(565)	(1,390)
Accounts payable	(5,499)	(16,582)
Other liabilities, net	(1,902)	928

Net cash provided by operating activities	24,939	13,355

Investing Activities:
Property additions	(6,565)	(4,900)
Proceeds from sale of assets	261	6

Net cash used in investing activities	(6,304)	(4,894)

Financing Activities:
Debt repayments	(9,031)	(8,876)
Borrowings (payments) on line of credit, net	—	(4,000)
Repurchase of common stock	(22)	(302)
Proceeds from stock options exercised	27	57

Net cash used in financing activities	(9,026)	(13,121)

Net Increase (Decrease) in Cash and Equivalents	9,609	(4,660)
Cash and Equivalents — Beginning of Year	42,646	39,625

Cash and Equivalents — End of Period	$52,255	$34,965

Other Cash Flow Information:
Interest paid	$297	$816
Income taxes paid	5,666	3,750

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 25, 2003
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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the three-month period ended July 27, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or operating results.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement amends the disclosure requirements of SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement will be effective for our fiscal year ended May 3, 2003 and it is not expected to materially impact the Company’s financial position or operating results.

3.	INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 25, 2003 are comprised of finished goods of $14,658,000 and raw materials of $13,328,000. Inventories at April 27, 2002 are comprised of finished goods of $17,531,000 and raw materials of $13,509,000.

4.	PROPERTY

Property consists of the following:

	(In thousands)
	January 25,	April 27,
	2003	2002

Land	$10,625	$10,625
Buildings and improvements	36,020	35,437
Machinery and equipment	102,312	98,195

Total	148,957	144,257
Less accumulated depreciation	(88,429)	(83,599)

Property – net	$60,528	$60,658

Depreciation expense was $2,103,000 and $6,431,000 for the three and nine month periods ended January 25, 2003, respectively, and $2,101,000 and $6,347,000 for the three and nine month periods ended January 26, 2002, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	(In thousands)
	January 25,	April 27,
	2003	2002

Unamortized trademarks	$1,587	$1,587

Amortizable distribution rights	855	855
Less accumulated amortization	(441)	(399)

Net	414	456

Total	$2,001	$2,043

Amortization expense related to intangible assets was $14,000 and $42,000 for the three and nine month periods ended January 25, 2003 and January 26, 2002, respectively.

6.	DEBT

Debt consists of the following:

	(In thousands)
	January 25,	April 27,
	2003	2002

Term Loan Facility	$1,950	$10,900
Other	—	81

Total	$1,950	$10,981

Certain subsidiaries of the Company maintain unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) and an unsecured term loan facility (“Term Loan Facility”) with banks. The Credit Facilities expire through December 10, 2004 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. The Term Loan Facility is repayable in installments through July 31, 2004, and bears interest at the bank’s reference rate or 1 1/4% above LIBOR, at the subsidiary’s election.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At January 25, 2003, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants.

7.	CAPITAL STOCK

During the nine months ended January 25, 2003, options for 5,990 shares were exercised at prices ranging from $2.09 to $9.88 per share. At January 25, 2003, options to purchase 969,576 shares at a weighted average exercise price of $4.59 (ranging from $2.09 to $9.88 per share) were outstanding and stock-based awards to purchase 1,175,374 shares of common stock were available for grant.

During the nine months ended January 25, 2003, the Company purchased 1,900 shares of its common stock. Such shares are classified as treasury stock.

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

RESULTS OF OPERATIONS

Three Months Ended January 25, 2003 (third quarter of fiscal 2003) compared to
Three Months Ended January 26, 2002 (third quarter of fiscal 2002)

Net sales for the three months ended January 25, 2003 increased slightly to $100.5 million compared to the third quarter of fiscal 2002. Net sales were impacted by volume growth of the Company’s branded carbonated soft drinks offset by a decline in allied branded volume related to the Company’s decision to improve its margins by discontinuing certain lower margin business.

Gross profit approximated 32.8% of net sales for the third quarter of fiscal 2003 and 32.5% of net sales for the third quarter of fiscal 2002. This improvement was due to an increase in higher margin business and manufacturing efficiencies partially offset by an increase in certain raw material costs.

Selling, general and administrative expenses were $31.3 million or 31.2% of net sales for the third quarter of fiscal 2003, compared to $31.1 million or 31.0% of net sales for last year. The increase was primarily due to higher marketing costs partially offset by the effect of cost saving initiatives.

Interest expense declined during the third quarter of fiscal 2003 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased to $174,000 due to lower investment yields.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the third quarter of fiscal 2003 and fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $1,089,000 or $.06 per share for the three months ended January 25, 2003, compared to $930,000 or $.05 per share for the third quarter of fiscal 2002.

Nine Months Ended January 25, 2003 (first nine months of fiscal 2003) compared to
Nine Months Ended January 26, 2002 (first nine months of fiscal 2002)

Net sales for the nine months ended January 25, 2003 decreased approximately $6.2 million, or 1.6%, compared to the nine-month period ended January 26, 2002. This change was primarily due to a decline in allied branded volume related to the Company’s decision to improve its margins by discontinuing certain lower margin business, partially offset by volume growth of the Company’s branded carbonated soft drinks.

Gross profit approximated 32.8% of net sales for the first nine months of fiscal 2003 and 32.6% of net sales for the first nine months of fiscal 2002. This improvement was due to an increase in higher margin business and manufacturing efficiencies partially offset by the effect of lower volume on fixed manufacturing costs and higher raw material costs.

Selling, general and administrative expenses were $101.0 million or 27.3% of net sales for the first nine months of fiscal 2003, compared to $103.0 million or 27.3% of net sales for last year. The change was primarily due to a decline in retailer supported marketing activity, lower distribution and selling costs related to the decline in allied branded volume, and the effect of cost saving initiatives.

Interest expense declined during the first nine months of fiscal 2003 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased to $640,000 due to lower investment yields.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.2% of income before taxes for the first nine months of fiscal 2003 and 38.3% for the first nine months of fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income amounted to $12,983,000 or $.71 per share for the nine months ended January 25, 2003, compared to $12,135,000 or $.67 per share for the first nine months of fiscal 2002.

CAPITAL RESOURCES

The Company’s current sources of capital are cash flow from operations and borrowings available under existing credit facilities. The Company maintains unsecured revolving credit facilities of which approximately $43 million was available for future borrowings at January 25, 2003. Management believes that existing capital resources are sufficient to meet the Company’s and the parent company’s capital requirements for the foreseeable future.

Management views earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) as a key indicator of the Company’s operating performance and enterprise value, although not as a substitute for cash flow from operations or operating income. The Company’s EBITDA increased to $29.7 million for the first nine months of fiscal 2003 from $29.2 million last year. Management believes that EBITDA is sufficient to support additional growth and debt capacity.

SUMMARY OF CASH FLOWS

The Company’s principal source of cash during the first nine months of fiscal 2003 was $24.9 million provided by operating activities. The Company’s primary uses of cash were debt repayments of $9.0 million and capital expenditures of $6.6 million.

Net cash provided by operating activities increased to $24.9 million from $13.4 million due to a decrease in working capital requirements and an increase in net income. Net cash used in investing activities increased $1.4 million over last year, reflecting net capital expenditures of

$6.3 million in fiscal 2003 compared to $4.9 million last year. Net cash used in financing activities decreased $4.1 million for the first nine months of fiscal 2003 due to a reduction in payments on lines of credit.

FINANCIAL CONDITION

During the first nine months of fiscal 2003, the Company’s working capital improved to $73.0 million from $70.2 million primarily due to cash generated from operations and a decrease in trade payables. Prepaid and other assets decreased due to a decline in income tax refunds receivable and accounts payable decreased primarily due to a seasonal decline in inventory requirements. At January 25, 2003, the current ratio was 2.5 to 1 and the quick ratio was 2.0 to 1.

LIQUIDITY

The Company continually evaluates capital projects designed to expand capacity and improve efficiency at its manufacturing facilities. The Company presently has no material commitments for capital expenditures and expects that fiscal 2003 capital expenditures will be slightly higher than fiscal 2002.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on the operations or financial position of the Company. At January 25, 2003, retained earnings of approximately $28 million were restricted from distribution and the Company was in compliance with all loan covenants. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2003

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

Date: March 11, 2003

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

Date: March 11, 2003

National Beverage Corp.

By:	/s/ George R. Bracken
George R. Bracken
Senior Vice President – Finance
(Principal Financial Officer)