Form 10-K
period 2003-05-03
NATIONAL BEVERAGE CORP
filed 2003-07-31
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 3, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of Registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation) One North University Drive, Ft. Lauderdale, FL	(I.R.S. Employer Identification No.) 33324

(Address of principal executive offices)	(Zip Code)
(954) 581-0922

(Registrant’s telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:               None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 25, 2002 was approximately $54,427,000.

The number of shares of Registrant’s common stock outstanding as of July 18, 2003 was 18,226,328.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before September 2, 2003 are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality non-alcoholic beverage products throughout the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in 14 manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

Our strategy emphasizes the growth of our branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” sensitivity factor of the family consumer. We believe that the “regional share dynamics” of our brands possess consumer loyalty within local markets and generate more aggressive retailer sponsored promotional activities.

We utilize various means to maintain our position as a cost-effective producer of beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. The strength of our brands and location of our manufacturing facilities distinguish us as a national supplier of branded and allied branded beverages to national and regional retailers.

PRODUCTS

Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established 96 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Crystal Bay and Ohana.

In recent years, the volume of the “flavor segment” of the soft drink market has grown faster than cola volume and consumers have also turned to alternative beverages with greater frequency. We believe that we will continue to benefit from these trends, which are consistent with our “fantasy of flavors” strategy emphasizing our distinctive flavored soft drinks, juices and specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our Company’s total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through acquisitions, new product development, and packaging enhancements to capture the increased demand for non-carbonated and alternative beverages.

MANUFACTURING

Our Company’s fourteen plants are strategically located in major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each market. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.

We believe that ownership of our bottling facilities provides an advantage over certain of our competitors that rely upon independent third party bottlers to manufacture and market their products. Since our Company controls the national manufacture, distribution and marketing of our brands, we can more effectively manage product quality and customer service and respond quickly to changing market conditions.

We produce a substantial portion of the flavor concentrates used in our branded products. Utilizing the same formulas throughout our bottling network, we are able to manufacture our products in accordance with uniform standards and specifications. We believe that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provides us with a strategic advantage in servicing the growing presence of national retailers and mass-merchandisers. Our Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

We utilize a hybrid distribution system to deliver our products through four primary distribution channels: take-home, convenience, food-service and vending.

The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and discount stores. We distribute our products to this channel through both the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from our manufacturing facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its outlet locations with other goods. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

We also distribute our products to the convenience store and retail gas station market through our own direct-store delivery fleets and those of independent distributors. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Mr. Pure, Ritz and Crystal Bay. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics.

Our food-service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food-service wholesalers. Food-service products are distributed primarily through independent, specialized distributors. Additionally, our Company-owned direct-store distribution systems service certain schools and other institutions.

Each of our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers and vending operators. We believe that the vending market provides not only increased beverage sales, but also the enhancement of brand awareness and the development of brand loyalty.

SALES AND MARKETING

We sell and market our products through an internal sales force as well as selected broker networks. Our sales force is organized to serve a specific market segment, focusing either on geographic territories, distribution channels or product lines. We believe that this focus allows each sales group to provide high level, responsive service and support to the customers and markets served.

Our sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, diversified packaging and consumer coupon distribution. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. We believe these elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, National Beverage sponsors special holiday promotions including St. Nick’s, which features special holiday flavors and packaging.

Our “regional share dynamics” strategy emphasizes the acquisition and support of brands that have a significant regional presence. We believe that these types of products enjoy a regional identification that fosters long-term consumer loyalty and make them less vulnerable to “consumer switching”. In addition, these types of “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities and other local events.

RAW MATERIALS

National Beverage’s centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, allowing us to compete as a low-cost producer of beverages.

The products we produce and sell are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of our low-calorie soft drink products use aspartame. We manufacture a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

All of the materials and ingredients we purchase are presently available from multiple suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside our control could adversely affect the supply of specific materials. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations, none of which are material to our financial position. Purchases of aluminum cans from our current supplier comprise a significant portion of our raw material purchases.

SEASONALITY

National Beverage’s sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.

COMPETITION

The carbonated soft drink market and the non-carbonated beverage market are highly competitive and our competitive position varies in each of our market areas. National Beverage products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. We compete with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than National Beverage. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through strong regional brand recognition, innovative flavor variety, attractive packaging, consistent customer service, efficient distribution methods, specialized advertising and, for some product lines, value pricing.

TRADEMARKS

We maintain various registered trademarks for our proprietary brands in the United States and abroad, which are significant to the business of our Company. Shasta, Faygo, Ritz, LaCROIX, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Ohana, St. Nick’s and VooDoo Rain are among the registered trademarks of National Beverage. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.

GOVERNMENTAL REGULATION

The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Our management believes that we are in compliance in all material respects with such existing legislation.

Certain states and localities prohibit the sale of certain beverages unless a deposit or tax is charged for containers. These requirements vary by each jurisdiction. Similar legislation has been proposed in certain other states and localities, as well as by Congress. We are unable to predict whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on our financial or competitive position. We believe that our current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. However, compliance with or any violation of current and future laws or regulations could require material expenditures or otherwise have a material adverse effect.

EMPLOYEES

As of May 3, 2003, we employed approximately 1,600 people, of which approximately 450 are covered by collective bargaining agreements. We believe that relations with employees are good.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal properties include fourteen production facilities located in twelve states, which, in the aggregate, comprise approximately two million square feet. Twelve production facilities are owned and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2005. We believe our facilities are generally in good condition and sufficient to meet present needs. We periodically review the capabilities of our facilities and, on the basis of such review, may from time to time acquire additional facilities and/or dispose of existing facilities.

The production of carbonated and non-carbonated beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry’s conversion to lower-weight cans and lids. We are not aware of any anticipated industry-wide changes in technology that would adversely impact our current physical production capacity or cost of production.

We own and lease delivery trucks, other trucks, vans and automobiles used in the sale and distribution of our products. In addition, we lease office space, transportation equipment, office equipment, data processing equipment and some plant equipment.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of National Beverage Corp., par value $.01 per share, (“the Common Stock”) is listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low

First Quarter	$17.19	$12.80	$10.35	$8.90
Second Quarter	$14.35	$11.00	$10.94	$9.66
Third Quarter	$15.70	$14.30	$13.34	$10.30
Fourth Quarter	$15.30	$13.80	$14.40	$12.35

Excluding beneficial owners of our Common Stock whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 1,000 shareholders of record at July 18, 2003, according to records maintained by our transfer agent.

We have not paid any cash dividends with respect to our Common Stock during the last three fiscal years and our Board of Directors has no present plans for declaring any such cash dividends. See Note 6 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended

	May 3,	April 27,	April 28,	April 29,	May 1,
	2003(1)	2002	2001	2000	1999

STATEMENT OF INCOME DATA:
Net sales	$500,430	$502,778	$480,415	$426,269	$402,108
Cost of sales	335,457	339,041	323,743	286,245	268,844

Gross profit	164,973	163,737	156,672	140,024	133,264
Selling, general and administrative expenses	136,902	136,925	131,852	120,104	110,246
Interest expense	316	857	2,110	2,789	3,304
Other income - net	706	867	1,506	4,754	1,323

Income before income taxes	28,461	26,822	24,216	21,885	21,037
Provision for income taxes	10,872	10,270	9,236	8,302	7,868

Net income	$17,589	$16,552	$14,980	$13,583	$13,169

Net income per share (2):
Basic	$.96	$.91	$.82	$.74	$.71
Diluted	.92	.87	.80	.71	.68

BALANCE SHEET DATA:
Working capital	$79,785	$70,164	$62,444	$54,907	$57,504
Property - net	60,432	60,658	62,215	62,430	56,103
Total assets	218,195	205,685	203,868	197,754	180,404
Long-term debt	300	10,981	24,136	33,933	40,267
Deferred income taxes	14,843	12,072	10,208	8,011	8,344
Shareholders’ equity	143,292	125,677	108,488	93,686	82,005

(1)	Fiscal 2003 included 53 weeks.

(2)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality non-alcoholic beverage products throughout the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce specialty products, including VooDoo Rain®, a line of alternative beverages geared toward young consumers, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in 14 manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

Our Company’s strategy emphasizes the growth of our branded products by offering a beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” sensitivity factor of the family consumer. We believe that the “regional share dynamics” of our brands possess consumer loyalty within local markets and generate more aggressive retailer sponsored promotional activities.

Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as VooDoo Rain, ClearFruit, Everfresh, Mr. Pure, Ritz® and Crystal Bay. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal 2003 were relatively flat when compared to fiscal 2002. Beginning in the latter part of fiscal 2002, we implemented a strategy to grow our branded portfolio of products with less emphasis placed on lower margin allied branded soft drink products. During fiscal 2003, growth of our flagship soft drink brands, Shasta and Faygo, mitigated the reduction in our allied branded business.

Net sales for fiscal 2002 increased approximately $22.4 million, or 4.7%, to $502.8 million. This sales growth was due primarily to increased pricing in certain markets, increased volume of National Beverage’s branded soft drinks, and sales of the Ritz and Crystal Bay brands acquired in September 2000. This improvement was partially offset by changes in product mix and the elimination of certain lower margin allied branded business.

Gross Profit

Gross profit approximated 33.0% of net sales for fiscal 2003 and 32.6% for fiscal 2002. This improvement was due to an increase in higher margin business and a reduction in fixed manufacturing costs related to the phase out of two less efficient leased production facilities. These improvements were partially offset by increases in certain raw material costs.

Gross profit for fiscal 2002, which approximated 32.6% of net sales, increased 4.5%, to $163.7 million. Gross profit was favorably affected by the improved pricing mentioned above and the effect of volume growth on fixed manufacturing costs, partially offset by increased costs and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased as a percentage of net sales to 27.4% for fiscal 2003 compared to 27.2% of net sales for fiscal 2002. The increase as a percentage of net sales was due to higher selling and distribution expenses related to changes in product and distribution mix.

Selling, general and administrative expenses for fiscal 2002 were $136.9 million or 27.2% of net sales compared to $131.9 million or 27.4% of net sales for fiscal 2001. The dollar increase was primarily due to higher distribution and selling costs related to increased sales volume. The decline as a percent of net sales reflects the effect of higher volume on fixed expenses.

Interest Expense and Other Income-Net

Fiscal 2003 and 2002 interest expense decreased $541,000 and $1.3 million, respectively, due to a reduction in average outstanding debt and interest rates. Other income includes interest income of $816,000 for fiscal 2003, $1.1 million for fiscal 2002, and $1.6 million for fiscal 2001. The decline in interest income is due to a reduction in investment yields.

Income Taxes

Our effective tax rate was approximately 38.2% for fiscal 2003, 38.3% for fiscal 2002, and 38.1% for fiscal 2001. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and other nondeductible expenses. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at May 3, 2003. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During fiscal 2003, we generated cash of $36.0 million from operating activities, which was partially offset by $8.6 million expended for investing activities and $9.7 million expended for financing activities. Cash provided by operating activities for fiscal 2003 increased $12.6 million compared to fiscal 2002 primarily due to an increase in cash provided by net income and a reduction in net working capital requirements. Cash used in investing activities increased $1.5 million due to an increase in property additions while cash used in financing activities decreased $3.6 million primarily due to a reduction in net debt repayments.

During fiscal 2002, National Beverage generated cash of $23.4 million from operating activities, which was partially offset by $7.1 million expended for investing activities and $13.2 million expended for financing activities. Cash provided by operating activities for fiscal 2002 increased $1.9 million compared to fiscal 2001 primarily due to an increase in cash provided by net income and other liabilities. Cash used in investing activities decreased $2.9 million due to a decline in cash used for acquisitions while cash used in financing activities increased $2.9 million primarily due to an increase in net debt repayments.

Financial Position

During fiscal 2003, our working capital increased $9.6 million to $79.8 million from $70.2 million primarily due to cash generated from operations. The decrease in inventory is related to a reduction in allied branded inventory and the decrease in prepaid and other is partly due to a decline in income tax refund receivables. The accounts payable increase was related to the timing of certain vendor payments. At May 3, 2003, the current ratio was 2.4 to 1 compared to 2.3 to 1 for the prior year.

During fiscal 2002, our working capital improved to $70.2 million from $62.4 million primarily due to cash generated from operations, an increase in current assets, and a reduction in accounts payable. Trade receivables and accrued liabilities increased as a result of the sales growth while the decline in accounts payable was related to the timing of certain vendor payments. At April 27, 2002, the current ratio was 2.3 to 1 compared to 2.1 to 1 for the prior year.

Liquidity

We periodically evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. We presently have no material commitments for capital expenditures and expect that fiscal 2004 capital expenditures will be comparable to fiscal 2003.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2003 and 2002, we purchased 18,250 shares and 23,900 shares, respectively, and aggregate shares purchased since January 1998 were 484,060.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.0 million for fiscal 2003, $5.0 million for fiscal 2002, and $4.8 million for fiscal 2001. At May 3, 2003, we owed $1.3 million to CMA for unpaid fees. See Note 7 of Notes to Consolidated Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on our financial position or operating results.

We adopted SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” during the fourth quarter of fiscal 2003. This statement amends the disclosure requirements of SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on our financial position or operating results.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe that the critical accounting policies described in the following paragraphs affect the most significant estimates and assumptions used in the preparation of our consolidated financial statements. For these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

Credit Risk

We sell products to a variety of customers and extend credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses.

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

Income Taxes

Our effective income tax rate and the tax bases of assets and liabilities are based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.

FORWARD LOOKING STATEMENTS

National Beverage and its representatives may from time to time make written or oral statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; our ability to increase prices; continued retailer support for our products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodities

We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, and various juice concentrates, prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.

Interest Rates

At the end of fiscal 2003, we had $1,450,000 of floating-rate term-debt outstanding. If the interest rate changed by 100 basis points (1%), interest expense for fiscal 2003 would have changed by approximately $60,000. Because of our limited exposure to interest rate movements, we do not utilize interest rate swaps or other interest rate hedging products.

Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2003 would have changed by approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 3, 2003 AND APRIL 27, 2002
(In thousands, except share amounts)

	2003	2002

Assets
Current assets:
Cash and equivalents	$60,334	$42,646
Trade receivables - net of allowances of $562 (2003) and $593 (2002)	41,031	42,955
Inventories	28,695	31,040
Deferred income taxes	1,678	1,616
Prepaid and other	4,685	5,621

Total current assets	136,423	123,878
Property - net	60,432	60,658
Goodwill	13,145	13,145
Intangible assets - net	2,011	2,043
Other assets	6,184	5,961

	$218,195	$205,685

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,969	$30,819
Accrued liabilities	18,657	21,020
Income taxes payable	1,862	1,875
Current maturities of long-term debt	1,150	—

Total current liabilities	56,638	53,714
Long-term debt	300	10,981
Deferred income taxes	14,843	12,072
Other liabilities	3,122	3,241
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - authorized 50,000,000 shares; issued 22,250,202 shares (2003) and 22,209,312 shares (2002); outstanding 18,235,418 shares (2003) and 18,212,778 shares (2002)	223	222
Additional paid-in capital	16,818	16,526
Retained earnings	143,846	126,257
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,014,784 shares (2003) and 3,996,534 shares (2002)	(12,645)	(12,378)

Total shareholders’ equity	143,292	125,677

	$218,195	$205,685

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 3, 2003, APRIL 27, 2002 AND APRIL 28, 2001
(In thousands, except per share amounts)

	2003	2002	2001

Net sales	$500,430	$502,778	$480,415
Cost of sales	335,457	339,041	323,743

Gross profit	164,973	163,737	156,672
Selling, general and administrative expenses	136,902	136,925	131,852
Interest expense	316	857	2,110
Other income - net	706	867	1,506

Income before income taxes	28,461	26,822	24,216
Provision for income taxes	10,872	10,270	9,236

Net income	$17,589	$16,552	$14,980

Net income per share -
Basic	$.96	$.91	$.82

Diluted	$.92	$.87	$.80

Average common shares outstanding -
Basic	18,400	18,212	18,160

Diluted	19,060	18,992	18,840

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED MAY 3, 2003, APRIL 27, 2002 AND APRIL 28, 2001
(In thousands, except share amounts)

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	22,209,312	222	22,134,612	221	22,117,332	221
Stock options exercised	40,890	1	74,700	1	17,280	—

End of year	22,250,202	223	22,209,312	222	22,134,612	221

Additional Paid-In Capital
Beginning of year		16,526		15,638		15,556
Stock options exercised		292		888		82

End of year		16,818		16,526		15,638

Retained Earnings
Beginning of year		126,257		109,705		94,725
Net income		17,589		16,552		14,980

End of year		143,846		126,257		109,705

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning of year	3,996,534	(12,378)	3,972,634	(12,126)	3,939,034	(11,866)
Purchase of common stock	18,250	(267)	23,900	(252)	33,600	(260)

End of year	4,014,784	(12,645)	3,996,534	(12,378)	3,972,634	(12,126)

Total Shareholders’ Equity		$143,292		$125,677		$108,488

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 3, 2003, APRIL 27, 2002 AND APRIL 28, 2001
(In thousands)

	2003	2002	2001

Operating Activities:
Net income	$17,589	$16,552	$14,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,319	11,750	11,739
Deferred income tax provision	2,709	1,581	2,329
Loss on sale of assets	110	203	95
Changes in assets and liabilities, net of acquisitions:
Trade receivables	1,924	(1,887)	(1,948)
Inventories	2,345	707	786
Prepaid and other assets	(1,834)	(2,180)	(4,002)
Accounts payable	4,150	(6,832)	92
Accrued and other liabilities, net	(2,324)	3,463	(2,604)

Net cash provided by operating activities	35,988	23,357	21,467

Investing Activities:
Property additions	(8,936)	(7,162)	(6,049)
Proceeds from sale of assets	312	72	28
Acquisitions, net of cash acquired	—	—	(3,979)

Net cash used in investing activities	(8,624)	(7,090)	(10,000)

Financing Activities:
Debt repayments	(9,531)	(9,155)	(9,106)
Borrowings (payments) on line of credit, net	—	(4,000)	(1,000)
Purchase of common stock	(267)	(252)	(260)
Proceeds from stock options exercised	122	161	42

Net cash used in financing activities	(9,676)	(13,246)	(10,324)

Net Increase in Cash and Equivalents	17,688	3,021	1,143
Cash and Equivalents – Beginning of Year	42,646	39,625	38,482

Cash and Equivalents – End of Year	$60,334	$42,646	$39,625

Other Cash Flow Information:
Interest paid	$336	$935	$2,450
Income taxes paid	7,863	6,671	10,616

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

Organization

National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of multi-flavored soft drinks, juice drinks, water and specialty beverages throughout the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, a 53rd week is added every five or six years. Fiscal 2003 consists of 53 weeks while fiscal 2002 and fiscal 2001 consist of 52 weeks.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

Changes in Accounting Standards

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on our financial position or operating results.

We adopted SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” during the fourth quarter of fiscal 2003. This statement amends the disclosure requirements of SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on our financial position or operating results.

Credit Risk

We sell products to a variety of customers and extend credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses. At May 3, 2003 and April 27, 2002, we did not have any customers that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales for fiscal 2003, 2002 or 2001.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based on market rates. The carrying amounts of financial instruments reflected in the balance sheets approximate their fair values.

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

Income Taxes

Our effective income tax rate and the tax bases of assets and liabilities are based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 3, 2003 are comprised of finished goods of $16,288,000 and raw materials of $12,407,000. Inventories at April 27, 2002 are comprised of finished goods of $17,531,000 and raw materials of $13,509,000.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, which advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs of future media advertising. Total marketing costs, which are included in selling, general, and administrative expenses, were $39.4 million in fiscal 2003, $40.3 million in fiscal 2002, and $39.4 million in fiscal 2001.

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss passes to the customer, which generally occurs upon delivery.

Sales Incentives

We offer various sales incentive arrangements to our customers, which are accounted for as a charge against sales. Many of these arrangements are based on annual and quarterly volume targets that are recorded based on expected amounts to be paid. Under certain arrangements, advanced payments are made to customers, which are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is our policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Unamortized costs associated with remaining periods of one year or less are included in prepaid and other, while all other amounts are included in other assets.

Segment Reporting

We operate as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $40.6 million in fiscal 2003, $39.7 million in fiscal 2002, and $37.0 million in fiscal 2001.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, we generally recognize no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”) for awards granted after December 15, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of stock option grants was estimated using a Black-Scholes option pricing model with the following assumptions used for grants: expected life of 10 years; volatility factor of 42% for fiscal 2003, 43% for 2002, and 45% for 2001; risk free interest rates of approximately 4% for fiscal 2003, 5% for 2002 and 5% for 2001; and no dividend payments. Had compensation cost for our option plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, net income and earnings per share for fiscal 2003, 2002 and 2001 would have been reduced on a pro forma basis by less than $200,000 and $.01 per share for each year.

Use of Estimates

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

2.     ACQUISITIONS

In September 2000, we acquired certain operations and assets of Beverage Canners International, Inc., a Miami-based producer and distributor of soft drinks and sparkling waters. The assets acquired included a leased manufacturing facility, inventory, and the Ritz® and Crystal Bay® brands. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based upon their estimated fair values at the date of acquisition. Operating results of the acquired business, which are not material to consolidated results, have been included in the consolidated statements of income from the date of acquisition.

3.     PROPERTY

Property at May 3, 2003 and April 27, 2002 consisted of the following:

	(In thousands)
	2003	2002

Land	$10,625	$10,625
Buildings and improvements	36,331	35,437
Machinery and equipment	102,832	98,195

Total	149,788	144,257
Less accumulated depreciation	(89,356)	(83,599)

Property – net	$60,432	$60,658

Depreciation expense was $8,740,000 for fiscal 2003, $8,444,000 for fiscal 2002, and $7,996,000 for fiscal 2001.

4.     INTANGIBLE ASSETS

In accordance with SFAS No. 142 adopted in the first quarter of fiscal 2002, we discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. Had we applied the non-amortization provisions of SFAS No. 142 at the beginning of fiscal 2001, net income would have increased by $361,000 (approximately $.02 per share). Intangible assets at May 3, 2003 and April 27, 2002 consist of the following:

	(In thousands)
	2003	2002

Unamortized trademarks	$1,587	$1,587

Amortizable distribution rights and other	882	855
Less accumulated amortization	(458)	(399)

Net	424	456

Total, net	$2,011	$2,043

Amortization expense related to intangible assets was $59,000 for fiscal 2003, $57,000 for fiscal 2002, and $144,000 for fiscal 2001.

5.     ACCRUED LIABILITIES

Accrued liabilities at May 3, 2003 and April 27, 2002 consisted of the following:

	(In thousands)
	2003	2002

Accrued promotions	$6,881	$7,307
Accrued compensation	5,063	5,487
Other accrued liabilities	6,713	8,226

Total	$18,657	$21,020

6.     DEBT

Debt at May 3, 2003 and April 27, 2002 consisted of the following:

	(In thousands)
	2003	2002

Term Loan Facility	$1,450	$10,900
Other	—	81

Total	$1,450	$10,981

Certain subsidiaries maintain unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) and an unsecured term loan facility (“Term Loan Facility”) with banks. The Credit Facilities expire through December 10, 2004 and bear interest at ½% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. At May 3, 2003, approximately $42 million was available for future borrowings under the Credit Facilities. The Term Loan Facility is repayable in installments through July 31, 2004 and bears interest at the bank’s reference rate or 1 1/4% above LIBOR, at the subsidiary’s election. Debt at May 3, 2003 matures as follows: $1,150,000 in fiscal 2004 and $300,000 in fiscal 2005.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At May 3, 2003, retained earnings of approximately $28 million were restricted from distribution and we were in compliance with all loan covenants.

7.     CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2003 and 2002, we purchased 18,250 shares and 23,900 shares, respectively, and aggregate shares purchased since January 1998 were 484,060. Such shares are classified as treasury stock.

National Beverage is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide our Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Company’s Board of Directors. We incurred fees to CMA of $5.0 million for fiscal 2003, $5.0 million for fiscal 2002, and $4.8 million for fiscal 2001. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at May 3, 2003 and April 27, 2002 were amounts due CMA of $1,297,000 and $1,258,000, respectively.

8.     INCOME TAXES

The provision for income taxes consists of the following:

	(In thousands)
	2003	2002	2001

Current	$8,163	$8,689	$6,907
Deferred	2,709	1,581	2,329

Total	$10,872	$10,270	$9,236

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.6	2.5
Permanent differences	.3	.7	.6

Effective income tax rate	38.2%	38.3%	38.1%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Our deferred tax assets and liabilities as of May 3, 2003 and April 27, 2002 consisted of the following:

	(In thousands)
	2003	2002

Deferred tax assets:
Accrued expenses and other	$2,428	$1,857
Inventory and amortizable assets	415	452

Total deferred tax assets	2,843	2,309
Deferred tax liabilities:
Property, intangibles and other	16,008	12,765

Net deferred tax liabilities	$13,165	$10,456

9.     INCENTIVE AND RETIREMENT PLANS

The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 2,000,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 2,000,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of our Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock based awards to an individual is limited to 700,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.

Pursuant to a Special Stock Option Plan, National Beverage has authorized the issuance of options to purchase up to an aggregate of 500,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. National Beverage also authorized the issuance of options to purchase up to 50,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 100,000 shares of common stock to key employees, consultants, directors and officers of the Company. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP Program are automatically forfeited in the event of the sale of shares originally acquired by the participant. The options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduces to the par value of the stock at the end of the six-year vesting period. The difference between the exercise price and the fair market value of the stock on date of grant is amortized over the vesting period.

The 1991 Stock Purchase Plan provides for the purchase of up to 640,000 shares of common stock by employees who (i) have been employed by our Company for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of May 3, 2003, no shares have been issued under the plan.

The following is a summary of stock option activity:

	(Shares in thousands)
	2003		2002		2001

		(1)		(1)		(1)
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	996	$4.61	1,274	$3.71	1,122	$3.28
Options granted	1	8.42	89	8.84	208	7.26
Options exercised	(41)	2.97	(257)	.84	(17)	2.65
Options canceled	(21)	4.67	(110)	6.45	(39)	10.61

Outstanding at year-end	935	4.34	996	4.61	1,274	3.71

Exercisable at year-end	814	$4.06	751	$3.49	954	$2.49
Available for grant at year-end	1,175		1,155		387
Weighted average fair value of options granted		$9.17		$7.88		$5.04

(1)	Reflects weighted average exercise price except where noted.

The following is a summary of stock options outstanding at May 3, 2003:

	(Shares in thousands)
	Options Outstanding			Options Exercisable

Range of	Remaining		Exercise		Exercise
Exercise Price	Life (1)	Shares	Price (2)	Shares	Price (2)

$1.46-$2.09	2 years	388	$2.06	367	$2.09
$2.28-$5.00	3 years	271	3.84	258	3.89
$6.56-$7.38	8 years	187	7.21	119	7.13
$7.65-$9.88	5 years	89	9.82	70	9.83

	4 years	935	4.34	814	4.06

(1)	Reflects weighted average remaining contractual life.
(2)	Reflects weighted average exercise price.

During fiscal 2002, approximately $727,000 of accrued compensation and tax benefits related to stock options exercised was recorded to additional paid-in capital.

We contribute to various defined contribution retirement plans (which cover employees under various collective bargaining agreements) and discretionary profit sharing plans (which cover all non-union employees). Contributions were $1.8 million for fiscal 2003, $1.7 million for fiscal 2002, and $1.5 million for fiscal 2001.

10.     COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments for non-cancelable operating leases at May 3, 2003 are as follows:

(In thousands)
Fiscal 2004	$5,604
Fiscal 2005	3,727
Fiscal 2006	2,273
Fiscal 2007	1,477
Fiscal 2008	836
Thereafter	353

Total minimum lease payments	$14,270

Rental expense was $8,934,000 for fiscal 2003, $9,415,000 for fiscal 2002, and $10,164,000 for fiscal 2001.

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. In the ordinary course of its business, we enter into commitments for the supply of certain raw materials, none of which are material to our financial position.

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003 (1)
Net sales	$142,877	$127,348	$100,500	$129,705
Gross profit	47,473	41,261	32,950	43,289
Net income	8,051	3,843	1,089	4,606
Net income per share – basic	$.44	$.21	$.06	$.25
Net income per share – diluted	$.42	$.20	$.06	$.24

Fiscal 2002
Net sales	$152,385	$124,124	$100,409	$125,860
Gross profit	50,126	39,980	32,587	41,044
Net income	7,616	3,589	930	4,417
Net income per share – basic	$.42	$.20	$.05	$.24
Net income per share - diluted	$.40	$.19	$.05	$.23

(1)	Fiscal 2003 fourth quarter included fourteen weeks while other quarters included thirteen weeks.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of National Beverage Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at May 3, 2003 and April 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 3, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
July 22, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption “Election of Directors” and “Information as to Nominees and Other Directorships” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before September 2, 2003 and is hereby incorporated by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 3, 2003.

Name	Age	Position with Company

Nick A. Caporella (1)	67	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	43	President

George R. Bracken (3)	58	Senior Vice President – Finance

Dean A. McCoy (4)	46	Senior Vice President – Controller and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. George R. Bracken was named Senior Vice President - Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4)	Mr. Dean A. McCoy was named Senior Vice President - Controller in October 2000 and, prior to that date, served as Vice President - Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

National Beverage Corp. 2003 Proxy Statement, which will be filed on or before September 2, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Beverage Corp. 2003 Proxy Statement, which will be filed on or before September 2, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

National Beverage Corp. 2003 Proxy Statement, which will be filed on or before September 2, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

National Beverage Corp. 2003 Proxy Statement, which will be filed on or before September 2, 2003, is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page
(a	)	1. Financial Statements
		The following consolidated financial statements of National Beverage Corp. and subsidiaries are included herein:
		Consolidated Balance Sheets	13
		Consolidated Statements of Income	14
		Consolidated Statements of Shareholders’ Equity	15
		Consolidated Statements of Cash Flows	16
		Notes to Consolidated Financial Statements	17
		Report of Independent Certified Public Accountants	26
		2. Financial Statement Schedules
		The following is included herein:
		Schedule II - Valuation and Qualifying Accounts	34
		Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

	3.	Exhibits
See Exhibit Index which follows.

(b)		Reports on Form 8-K
No reports on Form 8-K were filed in the fiscal quarter ended May 3, 2003.

(c)		Exhibits
The response to this portion of Item 16 is submitted as a separate section of this report.

(d)		Financial Statement Schedules
The response to this portion of Item 16 is submitted as a separate section of this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Term Loan Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.12	Letter Modification to Term Loan Credit Agreement dated April 24, 1996, between NewBevCo and lender therein (6)

10.13	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.14	Special Stock Option Plan (8)

10.15	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.16	Key Employee Equity Partnership Program (9)

10.17	Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (10)

10.18	Third Amendment to Term Loan Credit Agreement, dated June 7, 1999, between NewBevCo and lender therein (10)

Exhibit No.	Description

10.19	Fourth Amendment to Term Loan Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.20	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.21	Amendment No. 4 to Amended and Restated Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

21.1	Subsidiaries of Registrant (12)

23.1	Consent of Independent Certified Public Accountants (12)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(12)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp.
(Registrant)

/s/ Dean A. McCoy

Dean A. McCoy
Senior Vice President – Controller and
Chief Accounting Officer
Date: July 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.

Nick A. Caporella	Samuel C. Hathorn, Jr.
Chairman of the Board and	Director
Chief Executive Officer	Date: July 31, 2003
Date: July 31, 2003

/s/ Joseph G. Caporella	/s/ S. Lee Kling

Joseph G. Caporella	S. Lee Kling
President	Director
Date: July 31, 2003	Date: July 31, 2003

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President – Finance	Director
(Principal Financial Officer)	Date: July 31, 2003
Date: July 31, 2003

CERTIFICATION

I, Nick A. Caporella, certify that:

1.     I have reviewed this annual report on Form 10-K of National Beverage Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003

National Beverage Corp.

By:	/s/ Nick A. Caporella
Nick A. Caporella
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, George R. Bracken, certify that:

1.     I have reviewed this annual report on Form 10-K of National Beverage Corp.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003

National Beverage Corp.

By:	/s/ George R. Bracken
George R. Bracken
Senior Vice President – Finance
(Principal Financial Officer)

Schedule II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended May 3, 2003, April 27, 2002 and April 28, 2001
(In thousands)

	Balance at			Balance
	Beginning	Charged	Net	at End
Description	of Period	to Expenses	Charge-Offs	of Period

Year Ended May 3, 2003:
Allowance for doubtful accounts receivable	$593	$63	$(94)	$562

Year Ended April 27, 2002:
Allowance for doubtful accounts receivable	$559	$866	$(832)	$593

Year Ended April 28, 2001:
Allowance for doubtful accounts receivable	$534	$182	$(157)	$559