Form 10-Q
period 2003-08-02
NATIONAL BEVERAGE CORP
filed 2003-09-16
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of September 8, 2003 was 18,249,128.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 2, 2003 AND MAY 3, 2003
(In thousands, except share amounts)

	(Unaudited)
	August 2,	May 3,
	2003	2003

Assets
Current assets:
Cash and equivalents	$61,817	$60,334
Trade receivables — net of allowances of $580 ($562 at May 3, 2003)	53,519	41,031
Inventories	33,635	28,695
Deferred income taxes	1,701	1,678
Prepaid and other	3,345	4,685

Total current assets	154,017	136,423
Property — net	60,843	60,432
Goodwill	13,145	13,145
Intangible assets — net	1,995	2,011
Other assets	5,832	6,184

	$235,832	$218,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,201	$34,969
Accrued liabilities	19,964	18,657
Income taxes payable	4,689	1,862
Current maturities of long-term debt	1,200	1,150

Total current liabilities	66,054	56,638
Long-term debt	—	300
Deferred income taxes	15,078	14,843
Other liabilities	3,138	3,122
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,257,112 (22,250,202 shares at May 3, 2003)	223	223
Additional paid-in capital	16,866	16,818
Retained earnings	152,296	143,846
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,030,784 shares (4,014,784 shares at May 3, 2003)	(12,873)	(12,645)

Total shareholders’ equity	151,562	143,292

	$235,832	$218,195

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 2, 2003 AND JULY 27, 2002
(In thousands, except per share amounts)

	(Unaudited)
	2003	2002

Net sales	$145,665	$142,877
Cost of sales	97,037	95,404

Gross profit	48,628	47,473
Selling, general and administrative expenses	35,108	34,551
Interest expense	36	120
Other income — net	137	225

Income before income taxes	13,621	13,027
Provision for income taxes	5,171	4,976

Net income	$8,450	$8,051

Net income per share -
Basic	$.46	$.44

Diluted	$.44	$.42

Average common shares outstanding -
Basic	18,417	18,395

Diluted	19,069	19,059

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 2, 2003 AND JULY 27, 2002
(In thousands)

	(Unaudited)
	2003	2002

Operating Activities:
Net income	$8,450	$8,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,809	2,773
Deferred income tax provision	212	220
(Gain) loss on sale of property	5	(6)
Changes in assets and liabilities:
Trade receivables	(12,488)	(5,983)
Inventories	(4,940)	1,141
Prepaid and other assets	1,024	1,286
Accounts payable	5,232	(4,465)
Accrued and other liabilities, net	4,178	5,319

Net cash provided by operating activities	4,482	8,336

Investing Activities:
Property additions	(2,543)	(1,356)
Proceeds from sale of assets	2	56

Net cash used in investing activities	(2,541)	(1,300)

Financing Activities:
Debt repayments	(250)	(200)
Purchase of common stock	(228)	—
Proceeds from stock options exercised	20	—

Net cash used in financing activities	(458)	(200)

Net Increase in Cash and Equivalents	1,483	6,836
Cash and Equivalents — Beginning of Year	60,334	42,646

Cash and Equivalents — End of Period	$61,817	$49,482

Other Cash Flow Information:
Interest paid	$30	$120
Income taxes paid	880	1,698

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 2, 2003
(UNAUDITED)

1.     BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except for the matters disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the fiscal year ended May 3, 2003. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

2.     STOCK-BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, we generally recognize no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. Had compensation cost for our option plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, net income and earnings per share for the three-month periods ended August 2, 2003 and July 27, 2002 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the three months ended August 2, 2003, options for 6,910 shares were exercised at prices ranging from $2.09 to $9.88 per share. At August 2, 2003, options to purchase 930,766 shares at a weighted average exercise price of $4.36 (ranging from $.01 to $9.88 per share) were outstanding and stock-based awards to purchase 1,172,374 shares of common stock were available for grant.

3.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 2, 2003 are comprised of finished goods of $17,992,000 and raw materials of $15,643,000. Inventories at May 3, 2003 are comprised of finished goods of $16,288,000 and raw materials of $12,407,000.

4.     PROPERTY

Property consists of the following:

	(In thousands)
	August 2,	May 3,
	2003	2003

Land	$10,635	$10,625
Buildings and improvements	36,524	36,331
Machinery and equipment	105,066	102,832

Total	152,225	149,788
Less accumulated depreciation	(91,382)	(89,356)

Property — net	$60,843	$60,432

Depreciation expense was $2,125,000 and $2,145,000 for the three-month periods ended August 2, 2003 and July 27, 2002, respectively.

5.     DEBT

Certain subsidiaries maintain unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) and an unsecured term loan facility (“Term Loan Facility”) with banks. The Credit Facilities expire through December 10, 2004 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. At August 2, 2003, approximately $42 million was available under the Credit Facilities. The Term Loan Facility is repayable in installments through July 31, 2004, and bears interest at the bank’s reference rate or 1 1/4% above LIBOR, at the subsidiary’s election. At August 2, 2003, the outstanding balance under the Term Loan Facility was $1,200,000.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At August 2, 2003, retained earnings of approximately $28 million were restricted from distribution and we were in compliance with all loan covenants.

6.     COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. During the three months ended August 2, 2003, the Company purchased 16,000 shares and aggregate shares purchased since January 1998 was 500,060. Such shares are classified as treasury stock.

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

RESULTS OF OPERATIONS

Three Months Ended August 2, 2003 (first quarter of fiscal 2004) Compared to Three Months Ended July 27, 2002 (first quarter of fiscal 2003)

Net sales for the three months ended August 2, 2003 increased 2% to $145.7 million compared to the first quarter of fiscal 2003. This increase was primarily the result of volume growth of our branded soft drinks, which was partially offset by a decline in allied branded volume.

Gross profit approximated 33.4% of net sales for the first quarter of fiscal 2004 and 33.2% of net sales for the first quarter of fiscal 2003. This improvement was due to an increase in higher margin branded business partially offset by increases in certain raw material costs.

Selling, general and administrative expenses were $35.1 million or 24.1% of net sales for the first quarter of fiscal 2004, compared to $34.6 million or 24.2% of net sales for last year. Changes in product and distribution mix resulted in higher selling and distribution costs, which were partially offset by a decline in administrative costs.

Interest expense declined during the first quarter of fiscal 2004 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased due to lower investment yields and increased investments in tax-exempt securities.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.0% of income before taxes for the first quarter of fiscal 2004 and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income was $8,450,000 for the first quarter of fiscal 2004, compared to $8,051,000 for the first quarter of fiscal 2003.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at August 2, 2003. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first quarter of fiscal 2004, we generated cash of $4.5 million from operating activities, which was partially offset by $2.5 million expended for investing activities and $458,000 expended for financing activities. Cash provided by operating activities decreased $3.9 million primarily due to increases in trade receivables and inventories. Cash used in investing activities increased $1.2 million due to an increase in property additions, while cash used in financing activities increased slightly reflecting higher net debt repayments and common stock purchases.

Financial Position

During the first quarter of fiscal 2004, our working capital increased $8.2 million to $88.0 million from $79.8 million, primarily due to cash generated from operations. The increase in trade receivables, inventories and accounts payable was due to higher sales volume related to seasonality. The decrease in prepaid and other is due to changes in income tax refund receivables. At August 2, 2003, the current ratio was 2.3 to 1 compared to 2.4 to 1 at May 3, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On July 22, 2003, the Company filed a Form 8-K Current Report regarding a press release issued July 22, 2003, announcing the Company’s earnings for the fiscal year ended May 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2003

National Beverage Corp. (Registrant)

	By:	/s/ Dean A. McCoy Dean A. McCoy Senior Vice President - Controller and Chief Accounting Officer