Form 10-Q
period 2003-11-01
NATIONAL BEVERAGE CORP
filed 2003-12-16
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

The number of shares of registrant’s common stock outstanding as of December 8, 2003 was 18,255,328.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 1, 2003 and May 3, 2003	3

Condensed Consolidated Statements of Income for the three months and six months ended November 1, 2003 and October 26, 2002	4

Condensed Consolidated Statements of Cash Flows for the six months ended November 1, 2003 and October 26, 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits and Reports on Form 8-K	12

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 1, 2003 AND MAY 3, 2003
(In thousands, except share amounts)

	(Unaudited)
	November 1,	May 3,
	2003	2003

Assets
Current assets:
Cash and equivalents	$62,799	$60,334
Trade receivables — net of allowances of $590 ($562 at May 3, 2003)	41,369	41,031
Inventories	29,640	28,695
Deferred income taxes	1,709	1,678
Prepaid and other	3,616	4,685

Total current assets	139,133	136,423
Property — net	60,710	60,432
Goodwill	13,145	13,145
Intangible assets — net	1,980	2,011
Other assets	5,470	6,184

	$220,438	$218,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,489	$34,969
Accrued liabilities	17,079	18,657
Income taxes payable	1,804	1,862
Current maturities of long-term debt	900	1,150

Total current liabilities	46,272	56,638
Long-term debt	—	300
Deferred income taxes	15,288	14,843
Other liabilities	3,154	3,122
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,283,712 shares (22,250,202 shares at May 3, 2003)	223	223
Additional paid-in capital	17,034	16,818
Retained earnings	156,317	143,846
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares (4,014,784 shares at May 3, 2003)	(12,900)	(12,645)

Total shareholders’ equity	155,724	143,292

	$220,438	$218,195

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 2003 AND OCTOBER 26, 2002
(In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net sales	$129,373	$127,348	$275,038	$270,225
Cost of sales	87,031	86,087	184,068	181,491

Gross profit	42,342	41,261	90,970	88,734
Selling, general and administrative expenses	35,962	35,174	71,070	69,725
Interest expense	34	109	70	229
Other income — net	148	241	285	466

Income before income taxes	6,494	6,219	20,115	19,246
Provision for income taxes	2,473	2,376	7,644	7,352

Net income	$4,021	$3,843	$12,471	$11,894

Net income per share -
Basic	$.22	$.21	$.68	$.65

Diluted	$.21	$.20	$.65	$.62

Average common shares outstanding -
Basic	18,427	18,396	18,422	18,396

Diluted	19,069	19,033	19,069	19,046

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 1, 2003 AND OCTOBER 26, 2002
(In thousands)

	(Unaudited)
	2003	2002

Operating Activities:
Net income	$12,471	$11,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,559	5,519
Deferred income tax provision	414	520
(Gain) loss on sale of property	6	(6)
Changes in assets and liabilities:
Trade receivables	(338)	2,606
Inventories	(945)	1,919
Prepaid and other assets	520	979
Accounts payable	(8,480)	(12,528)
Accrued and other liabilities, net	(1,465)	3,768

Net cash provided by operating activities	7,742	14,671

Investing Activities:
Property additions	(4,554)	(3,675)
Proceeds from sale of assets	5	71

Net cash used in investing activities	(4,549)	(3,604)

Financing Activities:
Debt repayments	(550)	(481)
Purchase of common stock	(255)	(22)
Proceeds from stock options exercised	77	19

Net cash used in financing activities	(728)	(484)

Net Increase in Cash and Equivalents	2,465	10,583
Cash and Equivalents — Beginning of Year	60,334	42,646

Cash and Equivalents — End of Period	$62,799	$53,229

Other Cash Flow Information:
Interest paid	$66	$237
Income taxes paid	5,976	3,979

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2003
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

2.     STOCK-BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, we generally recognize no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. Had compensation cost for our option plans been determined and recorded consistent with the Black-Scholes option pricing model in accordance with SFAS 123, net income and earnings per share for the six-month periods ended November 1, 2003 and October 26, 2002 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the six months ended November 1, 2003, options for 33,510 shares were exercised at prices ranging from $2.09 to $9.88 per share. At November 1, 2003, options to purchase 904,166 shares at a weighted average exercise price of $4.38 (ranging from $.01 to $9.88 per share) were outstanding and stock-based awards to purchase 1,172,374 shares of common stock were available for grant.

3.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at November 1, 2003 are comprised of finished goods of $15,693,000 and raw materials of $13,947,000. Inventories at May 3, 2003 are comprised of finished goods of $16,288,000 and raw materials of $12,407,000.

4.     PROPERTY

Property consists of the following:

	(In thousands)
	November 1,	May 3,
	2003	2003

Land	$10,635	$10,625
Buildings and improvements	36,550	36,331
Machinery and equipment	106,973	102,832

Total	154,158	149,788
Less accumulated depreciation	(93,448)	(89,356)

Property – net	$60,710	$60,432

Depreciation expense was $2,140,000 and $4,265,000 for the three and six month periods ended November 1, 2003, respectively, and $2,183,000 and $4,328,000 for the three and six month periods ended October 26, 2002, respectively.

5.     DEBT

Certain subsidiaries maintain unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) and an unsecured term loan facility (“Term Loan Facility”) with banks. The Credit Facilities expire through December 10, 2004 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiaries’ election. At November 1, 2003, approximately $42 million was available under the Credit Facilities. The Term Loan Facility is repayable in installments through July 31, 2004, and bears interest at the bank’s reference rate or 1 1/4% above LIBOR, at the subsidiary’s election. At November 1, 2003, the outstanding balance under the Term Loan Facility was $900,000.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At November 1, 2003, retained earnings of approximately $28 million were restricted from distribution and we were in compliance with all loan covenants.

6.     COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. During the six months ended November 1, 2003, the Company purchased 18,000 shares and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.

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

RESULTS OF OPERATIONS

Three Months Ended November 1, 2003 (second quarter of fiscal 2004) compared to Three Months Ended October 26, 2002 (second quarter of fiscal 2003)

Net sales for the three months ended November 1, 2003 increased approximately 2% to $129.4 million compared to the second quarter of fiscal 2003. This increase was primarily the result of volume growth of our branded soft drinks and favorable changes in product mix.

Gross profit approximated 32.7% of net sales for the second quarter of fiscal 2004 and 32.4% of net sales for the second quarter of fiscal 2003. This improvement was due to the volume increase of higher-margin branded business partially offset by increases in certain manufacturing costs.

Selling, general and administrative expenses were $36.0 million or 27.8% of net sales for the second quarter of fiscal 2004, compared to $35.2 million or 27.6% of net sales for last year. The increase is due to higher selling and marketing costs related to new product introductions.

Interest expense declined during the second quarter of fiscal 2004 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased due to lower investment yields and increased investments in tax-exempt securities.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.1% of income before taxes for the second quarter of fiscal 2004 and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income was $4,021,000 for the second quarter of fiscal 2004, compared to $3,843,000 for the second quarter of fiscal 2003.

Six Months Ended November 1, 2003 (first six months of fiscal 2004) compared to Six Months Ended October 26, 2002 (first six months of fiscal 2003)

Net sales for the six months ended November 1, 2003 increased 2% to $275.0 million compared to the first six months of fiscal 2003. This increase was primarily the result of volume growth of our branded soft drinks, which was partially offset by a decline in allied branded volume.

Gross profit approximated 33.1% of net sales for the first six months of fiscal 2004 and 32.8% of net sales for the first six months of fiscal 2003. This improvement was due to the volume increase of higher-margin branded business partially offset by increases in certain raw material and manufacturing costs.

Selling, general and administrative expenses were $71.1 million or 25.8% of net sales for the first six months of fiscal 2004, compared to $69.7 million or 25.8% of net sales for last year. The increase is due to higher selling and marketing costs related to new product introductions.

Interest expense declined during the first six months of fiscal 2004 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased due to lower investment yields and increased investments in tax-exempt securities.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 38.0% of income before taxes for the first six months of fiscal 2004 and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income was $12,471,000 for the first six months of fiscal 2004, compared to $11,894,000 for the first six months of fiscal 2003.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at November 1, 2003. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first six months of fiscal 2004, we generated cash of $7.7 million from operating activities, which was partially offset by $4.5 million expended for investing activities and $728,000 expended for financing activities. Cash provided by operating activities decreased $6.9 million primarily due to changes in receivables, inventories and other liabilities resulting from an increase in working capital requirements. Cash used in investing activities increased $945,000 due to an increase in property additions, while cash used in financing activities increased $244,000 reflecting higher debt repayments and common stock purchases.

Financial Position

During the first six months of fiscal 2004, our working capital increased $13.1 million to $92.9 million from $79.8 million, primarily due to cash generated from operations. The decrease in prepaid and other is due to changes in income tax refund receivables. The decrease in accounts payable is due to the timing of payments. At November 1, 2003, the current ratio was 3.0 to 1 compared to 2.4 to 1 at May 3, 2003.

Liquidity

We periodically evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. We presently have no material commitments for capital expenditures and expect that fiscal 2004 capital expenditures will be slightly higher than fiscal 2003.

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

PART II — OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual Meeting of Shareholders held October 3, 2003, Mr. Samuel C. Hathorn, Jr. and Mr. Joseph G. Caporella were re-elected to the Board of Directors for a three-year term. Of the 17,863,140 shares voted, 17,841,441 shares were voted for the election of Mr. Samuel C. Hathorn, Jr. (21,699 shares were withheld) and 17,510,800 shares were voted for the election of Mr. Joseph G. Caporella (352,340 shares were withheld).

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
On September 17, 2003, the Company filed a Form 8-K Current Report regarding a press release issued September 17, 2003, announcing the Company’s earnings for the fiscal quarter ended August 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2003

National Beverage Corp. (Registrant)

By: /s/ Dean A. McCoy

Dean A. McCoy Senior Vice President – Chief Accounting Officer