Form 10-Q
period 2004-01-31
NATIONAL BEVERAGE CORP
filed 2004-03-16
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

The number of shares of registrant’s common stock outstanding as of March 8, 2004 was 18,288,528.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of January 31, 2004 and May 3, 2003	3

	Condensed Consolidated Statements of Income for the three months and nine months ended January 31, 2004 and January 25, 2003	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2004 and January 25, 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

	PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2004 AND MAY 3, 2003
(In thousands, except share amounts)

	(Unaudited)
	January 31,	May 3,
	2004	2003

Assets
Current assets:
Cash and equivalents	$65,894	$60,334
Trade receivables — net of allowances of $557 ($562 at May 3, 2003)	39,412	41,031
Inventories	31,813	28,695
Deferred income taxes	1,959	1,678
Prepaid and other	4,040	4,685

Total current assets	143,118	136,423
Property — net	59,711	60,432
Goodwill	13,145	13,145
Intangible assets — net	1,964	2,011
Other assets	5,187	6,184

	$223,125	$218,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,080	$34,969
Accrued liabilities	17,742	18,657
Income taxes payable	295	1,862
Current maturities of long-term debt	600	1,150

Total current liabilities	47,717	56,638
Long-term debt	—	300
Deferred income taxes	14,947	14,843
Other liabilities	3,170	3,122
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 22,317,312 shares (22,250,202 shares at May 3, 2003)	223	223
Additional paid-in capital	17,245	16,818
Retained earnings	157,673	143,846
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares (4,014,784 shares at May 3, 2003)	(12,900)	(12,645)

Total shareholders’ equity	157,291	143,292

	$223,125	$218,195

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2004 AND JANUARY 25, 2003
(In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net sales	$107,026	$100,500	$382,064	$370,725
Cost of sales	71,862	67,550	255,930	249,041

Gross profit	35,164	32,950	126,134	121,684
Selling, general and administrative expenses	33,127	31,317	104,197	101,042
Interest expense	31	45	101	274
Other income — net	144	174	429	640

Income before income taxes	2,150	1,762	22,265	21,008
Provision for income taxes	794	673	8,438	8,025

Net income	$1,356	$1,089	$13,827	$12,983

Net income per share -
Basic	$.07	$.06	$.75	$.71

Diluted	$.07	$.06	$.72	$.68

Average common shares outstanding -
Basic	18,438	18,397	18,427	18,396

Diluted	19,081	19,074	19,073	19,055

Pro forma effect of 100% stock dividend (see note 6)
Net income per share -
Basic	$.04	$.03	$.38	$.35

Diluted	$.04	$.03	$.36	$.34

Average common shares outstanding -
Basic	36,876	36,794	36,855	36,792

Diluted	38,163	38,148	38,146	38,110

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND JANUARY 25, 2003
(In thousands)

	(Unaudited)
	2004	2003

Operating Activities:
Net income	$13,827	$12,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,275	8,377
Deferred income tax provision (benefit)	(177)	530
Loss on sale of property	9	3
Changes in assets and liabilities:
Trade receivables	1,619	7,958
Inventories	(3,118)	3,054
Prepaid and other assets	(159)	(565)
Accounts payable	(5,889)	(5,499)
Accrued and other liabilities, net	(2,126)	(1,902)

Net cash provided by operating activities	12,261	24,939

Investing Activities:
Property additions	(6,330)	(6,565)
Proceeds from sale of assets	615	261

Net cash used in investing activities	(5,715)	(6,304)

Financing Activities:
Debt repayments	(850)	(9,031)
Purchase of common stock	(255)	(22)
Proceeds from stock options exercised	119	27

Net cash used in financing activities	(986)	(9,026)

Net Increase in Cash and Equivalents	5,560	9,609
Cash and Equivalents — Beginning of Year	60,334	42,646

Cash and Equivalents — End of Period	$65,894	$52,255

Other Cash Flow Information:
Interest paid	$99	$297
Income taxes paid	8,701	5,666

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004
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

2.    STOCK-BASED COMPENSATION

As provided by SFAS 123, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. Had the fair value method been used, net income and earnings per share for the nine-month periods ended January 31, 2004 and January 25, 2003 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the nine months ended January 31, 2004, options for 53,910 shares were exercised at a weighted average exercise price of $2.21. At January 31, 2004, options to purchase 878,716 shares at a weighted average exercise price of $4.42 were outstanding and stock-based awards to purchase 1,187,424 shares of common stock were available for grant.

3.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 31, 2004 are comprised of finished goods of $16,928,000 and raw materials of $14,885,000. Inventories at May 3, 2003 are comprised of finished goods of $16,288,000 and raw materials of $12,407,000.

4.     PROPERTY

Property consists of the following:

	(In thousands)
	January 31,	May 3,
	2004	2003
Land	$10,187	$10,625
Buildings and improvements	36,762	36,331
Machinery and equipment	108,264	102,832

Total	155,213	149,788
Less accumulated depreciation	(95,502)	(89,356)

Property – net	$59,711	$60,432

Depreciation expense was $2,162,000 and $6,427,000 for the three and nine month periods ended January 31, 2004, respectively, and $2,103,000 and $6,431,000 for the three and nine month periods ended January 25, 2003, respectively.

5.     DEBT

A subsidiary maintains unsecured revolving credit facilities with banks aggregating $45 million (the “Credit Facilities”). The Credit Facilities expire through February 1, 2006 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiary’s election. At January 31, 2004, approximately $42 million was available under the Credit Facilities and there were no borrowings outstanding. Another subsidiary has a term loan agreement with a bank that has an outstanding balance of $600,000 at January 31, 2004 and is repayable in quarterly installments through July 31, 2004.

Debt agreements require subsidiaries to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At January 31, 2004, retained earnings of approximately $28 million were restricted from distribution and we were in compliance with all loan covenants.

6.     COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. During the nine months ended January 31, 2004, the Company purchased 18,000 shares and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.

On February 27, 2004, the Company announced a 100% stock dividend payable on March 22, 2004 to shareholders of record on March 8, 2004. The pro forma effect of the stock dividend on net income per share and average common shares outstanding is reported on the statement of income.

On March 5, 2004, the Company announced a special “one-time” cash dividend of $1.00 per share on approximately 36.6 million outstanding shares (subsequent to the payment of the 100% stock dividend). The cash dividend will be paid on or before April 30, 2004 to shareholders of record on March 26, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality non-alcoholic beverage products throughout the United States. Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared toward the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce specialty products, including Shasta Shortz®, a line of beverages geared toward children, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in 14 manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

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

Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Ritz® and Crystal Bay. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2004 (third quarter of fiscal 2004) compared to Three Months Ended January 25, 2003 (third quarter of fiscal 2003)

Net sales for the three months ended January 31, 2004 increased approximately 6% to $107.0 million compared to the third quarter of fiscal 2003. This increase was primarily the result of volume growth of our branded soft drinks and favorable changes in product mix.

Gross profit approximated 32.9% of net sales for the third quarter of fiscal 2004 and 32.8% of net sales for the third quarter of fiscal 2003. This improvement was due to the volume increase of higher-margin branded business partially offset by increases in certain manufacturing costs.

Selling, general and administrative expenses were $33.1 million or 31.0% of net sales for the third quarter of fiscal 2004, compared to $31.3 million or 31.2% of net sales for last year. The dollar increase is due to higher distribution and selling costs related to the volume growth and higher marketing costs related to new product introductions.

Interest expense declined during the third quarter of fiscal 2004 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased due to lower investment yields and increased investments in tax-exempt securities.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 36.9% of income before taxes for the third quarter of fiscal 2004 and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income was $1,356,000 for the third quarter of fiscal 2004, compared to $1,089,000 for the third quarter of fiscal 2003.

Nine Months Ended January 31, 2004 (first nine months of fiscal 2004) compared to Nine Months Ended January 25, 2003 (first nine months of fiscal 2003)

Net sales for the nine months ended January 31, 2004 increased 3% to $382.1 million compared to the first nine months of fiscal 2003. This increase was primarily the result of volume growth of our branded soft drinks, which was partially offset by a decline in allied branded volume.

Gross profit approximated 33.0% of net sales for the first nine months of fiscal 2004 and 32.8% of net sales for the first nine months of fiscal 2003. This improvement was due to the volume increase of higher-margin branded business partially offset by increases in certain raw material and manufacturing costs.

Selling, general and administrative expenses were $104.2 million or 27.3% of net sales for the first nine months of fiscal 2004, compared to $101.0 million or 27.3% of net sales for last year. The dollar increase is due to higher distribution and selling costs related to the volume growth and higher marketing costs related to new product introductions.

Interest expense declined during the first nine months of fiscal 2004 compared to the prior year due to reductions in average debt outstanding and interest rates. Other income, which is comprised primarily of interest income, decreased due to lower investment yields and increased investments in tax-exempt securities.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the first nine months of fiscal 2004 and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and non-deductible expenses.

Net income was $13,827,000 for the first nine months of fiscal 2004, compared to $12,983,000 for the first nine months of fiscal 2003.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at January 31, 2004. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first nine months of fiscal 2004, we generated cash of $12.3 million from operating activities, which was partially offset by $5.7 million expended for investing activities and $986,000 expended for financing activities. Cash provided by operating activities decreased $12.7 million primarily due to an increase in working capital requirements. Cash used in investing activities decreased $589,000 due to a reduction in net property additions, while cash used in financing activities decreased $8.0 million reflecting lower debt repayments.

Financial Position

During the first nine months of fiscal 2004, our working capital increased $15.6 million to $95.4 million from $79.8 million, primarily due to cash generated from operations. The decrease in prepaid and other is due to changes in income tax refund receivables. The decrease in accounts payable is due to the timing of payments and seasonal changes in volume. At January 31, 2004, the current ratio was 3.0 to 1 compared to 2.4 to 1 at May 3, 2003.

Liquidity

We periodically evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. We presently have no material commitments for capital expenditures and expect that fiscal 2004 capital expenditures will be slightly higher than fiscal 2003.

On March 5, 2004, the Company announced a special “one-time” cash dividend of $1.00 per share on approximately 36.6 million outstanding shares. The cash dividend will be paid on or before April 30, 2004 to shareholders of record on March 26, 2004. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in this report is reported in a timely manner, based on their evaluation of these controls and procedures within 90 days of this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
On December 17, 2003, the Company filed a Form 8-K Current Report regarding a press release issued December 17, 2003, announcing the Company’s earnings for the fiscal quarter ended November 1, 2003.

On March 1, 2004, the Company filed a Form 8-K Current Report regarding a press release issued February 27, 2004, announcing a 100% stock dividend payable to shareholders of record on March 8, 2004.

On March 5, 2004, the Company filed a Form 8-K Current Report regarding a press release issued March 5, 2004, announcing a special “one-time” cash dividend of $1.00 per share payable to shareholders of record on March 26, 2004.

On March 12, 2004, the Company filed a Form 8-K Current Report regarding a press release issued March 12, 2004, announcing the Company’s earnings for the fiscal quarter ended January 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2004

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President – Chief Accounting Officer