Form 10-K
period 2004-05-01
NATIONAL BEVERAGE CORP
filed 2004-07-30
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 1, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL (Address of principal executive offices)	33324 (Zip Code)

(954) 581-0922 (Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (  ) No (X).

The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 31, 2003 was approximately $57,154,000.

The number of shares of Registrant’s common stock outstanding as of July 19, 2004 was 36,879,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 30, 2004 are incorporated by reference into Part III of this report.

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

Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce specialty products, including Rip It™, an energy drink geared toward young consumers, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in fourteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers as well as soft drinks for other beverage companies.

We utilize various means to maintain our position as a cost-effective producer of beverage products. These include vertical integration of the supply of raw materials for the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. The strength of our brands and location of our manufacturing facilities distinguish us as a national supplier of beverages to national and regional retailers, mass merchandisers, wholesalers and discount stores.

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with new packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more aggressive retailer sponsored promotional activities.

PRODUCTS

Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established almost 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Crystal Bay and Ohana.

The volume of the “flavor segment” of the soft drink market continues to grow faster than cola volume and alternative beverage products are being consumed with greater frequency. We believe that we will continue to benefit from these trends, which are consistent with our “fantasy of flavors” strategy emphasizing our distinctive flavored soft drinks, juices and specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our Company’s total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements, and the “dichotomization” and expansion of our brands in order to increase demand for non-carbonated and alternative beverages.

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

We also distribute our products to the convenience channel through our own direct-store delivery fleets and those of independent distributors. The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay and Rip It. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics.

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

Our “regional share dynamics” strategy emphasizes the acquisition and support of brands that have a significant regional presence. We believe that these types of products enjoy a regional identification that fosters long-term consumer loyalty and make them less vulnerable to consumer switching. In addition, these types of “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities and other local events.

RAW MATERIALS

National Beverage’s centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, allowing us to compete as a low-cost producer of beverages.

The products we produce and sell are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of our low-calorie soft drink products use aspartame or sucralose. We manufacture a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

Substantially all of the materials and ingredients we purchase are presently available from multiple suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside our control could adversely affect the supply of specific materials. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations. A significant portion of our raw material purchases is comprised of aluminum cans.

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

TRADEMARKS

We maintain registered trademarks for our brands in the United States and abroad, which are significant to the business of our Company. Shasta, Faygo, Ritz, LaCROIX, Everfresh, Big Shot®, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Rip It, Ohana, and St. Nick’s are among the trademarks of National Beverage. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.

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

EMPLOYEES

As of May 1, 2004, we employed approximately 1,520 people, of which approximately 430 are covered by collective bargaining agreements. We believe that relations with employees are good.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal properties include fourteen production facilities located in twelve states, which, in the aggregate, comprise approximately two million square feet. Twelve production facilities are owned and are located in the following states: Arizona, California (2), Georgia, Illinois, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2007. We believe our facilities are generally in good condition and sufficient to meet present needs. We periodically review the capabilities of our facilities and, on the basis of such review, may from time to time acquire additional facilities and/or dispose of existing facilities.

The production of beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry’s conversion to lighter weight containers. We are not aware of any anticipated industry-wide changes in technology that would adversely impact our current physical production capacity or cost of production.

We own and lease delivery trucks, other trucks, vans and automobiles used in the sale and distribution of our products. In addition, we lease office space, transportation equipment, office equipment, data processing equipment and certain plant equipment.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“the Common Stock”) is listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$7.70	$6.75	$8.60	$6.40
Second Quarter	$7.69	$6.98	$7.18	$5.50
Third Quarter	$8.37	$7.43	$7.85	$7.15
Fourth Quarter	$11.60	$8.05	$7.65	$6.90

Excluding beneficial owners of our Common Stock whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 800 shareholders of record at July 19, 2004, according to records maintained by our transfer agent.

The stock prices shown above have been restated to reflect the 100% stock dividend distributed on March 22, 2004 to shareholders of record on March 8, 2004.

On April 30, 2004, the Company paid a special “one-time” cash dividend of $1.00 per share. Currently, the Board of Directors has no plans to declare additional cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 1,	May 3,	April 27,	April 28,	April 29,
	2004	2003 (3)	2002	2001	2000
STATEMENT OF INCOME DATA:
Net sales	$512,061	$500,430	$502,778	$480,415	$426,269
Cost of sales	343,316	335,457	339,041	323,743	286,245

Gross profit	168,745	164,973	163,737	156,672	140,024
Selling, general and administrative expenses	139,058	136,902	136,925	131,852	120,104
Interest expense	132	316	857	2,110	2,789
Other income — net	544	706	867	1,506	4,754

Income before income taxes	30,099	28,461	26,822	24,216	21,885
Provision for income taxes	11,408	10,872	10,270	9,236	8,302

Net income	$18,691	$17,589	$16,552	$14,980	$13,583

Net income per share (2):
Basic	$.51	$.48	$.45	$.41	$.37
Diluted	.49	.46	.44	.40	.36

BALANCE SHEET DATA:
Working capital	$64,967	$79,785	$70,164	$62,444	$54,907
Property — net	59,535	60,432	60,658	62,215	62,430
Total assets	199,891	218,195	205,685	203,868	197,754
Long-term debt	—	300	10,981	24,136	33,933
Deferred income taxes	14,930	14,843	12,072	10,208	8,011
Shareholders’ equity (1)	125,376	143,292	125,677	108,488	93,686

Cash dividends per share (1)	$1.00

(1)	In April 2004, the Company paid a special “one-time” cash dividend of $1.00 per share, aggregating $38.4 million.
(2)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Share amounts have been adjusted for the 100% stock dividend distributed on March 22, 2004.
(3)	Fiscal 2003 consisted of 53 weeks.

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

Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCROIX®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce specialty products, including Rip It™, an energy drink geared toward young consumers, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in 14 manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with new packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more aggressive retailer sponsored promotional activities.

Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay, and Rip It. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal 2004 increased approximately $11.6 million, or 2.3%, to $512.1 million. This sales growth was due primarily to increased volume of National Beverage’s branded soft drinks and favorable changes in product mix. This improvement was partially offset by a decline in lower margin allied branded business.

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

Fiscal 2004 and fiscal 2002 consisted of 52 weeks while fiscal 2003 consisted of 53 weeks.

Gross Profit

Gross profit, approximating 33.0% of net sales for both fiscal 2004 and 2003, increased $3.8 million in fiscal 2004. An increase in higher margin business and a reduction in certain fixed manufacturing costs were partially offset by increases in certain raw material costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2004 were $139.1 million or 27.2% of net sales compared to $136.9 million or 27.4% of net sales for fiscal 2003. Due to the effect of higher volume, selling, general and administrative expenses as a percent of sales marginally declined, partially offset by higher marketing costs related to new product introductions.

Selling, general and administrative expenses increased as a percentage of net sales to 27.4% for fiscal 2003 compared to 27.2% of net sales for fiscal 2002. The increase as a percentage of net sales was due to higher selling and distribution expenses related to changes in product and distribution mix.

Interest Expense and Other Income-Net

Fiscal 2004 and 2003 interest expense decreased $184,000 and $541,000 compared to the previous year, respectively, due to a reduction in average outstanding debt and interest rates. Other income includes interest income of $603,000 for fiscal 2004, $816,000 for fiscal 2003, and $1.1 million for fiscal 2002. The decline in interest income is due to a reduction in investment yields and increased investments in tax-exempt securities.

Income Taxes

Our effective tax rate was approximately 37.9% for fiscal 2004, 38.2% for fiscal 2003, and 38.3% for fiscal 2002. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at May 1, 2004. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During fiscal 2004, cash of $21.3 million was generated from operating activities, which was offset by $8.1 million used for investing activities and $39.2 million used for financing activities. Cash provided by operating activities for fiscal 2004 decreased $14.7 million due to an increase in working capital requirements. Cash used in investing activities decreased $551,000 due to lower property additions. Cash used in financing activities increased $29.5 million due to a cash dividend paid in April 2004, which was partially offset by a reduction in net debt repayments.

During fiscal 2003, cash of $36.0 million was generated from operating activities, which was partially offset by $8.6 million used for investing activities and $9.7 million used for financing activities. Cash provided by operating activities for fiscal 2003 increased $12.6 million compared to fiscal 2002 primarily due to an increase in cash provided by net income and a reduction in net working capital requirements. Cash used in investing activities increased $1.5 million due to an increase in property additions while cash used in financing activities decreased $3.6 million primarily due to a reduction in net debt repayments.

Financial Position

During fiscal 2004, our working capital decreased $14.8 million to $65.0 million from $79.8 million primarily due to the cash dividend payment. The increase in trade receivables is due to the effect of higher sales volume and change in terms with certain customers. The increase in prepaid and other is due to a reclassification from non-current assets and an increase in income tax refund receivables. At May 1, 2004, the current ratio was 2.1 to 1 compared to 2.4 to 1 for the prior year.

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

Liquidity

We continually evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. During fiscal 2004, management initiated programs intended to improve plant efficiency and, as a result, the Company expects that fiscal 2005 capital expenditures will be higher than fiscal 2004.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004 and 2003, we purchased 18,000 shares and 18,250 shares, respectively, and aggregate shares purchased since January 1998 were 502,060.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.1 million for fiscal 2004, $5.0 million for fiscal 2003, and $5.0 million for fiscal 2002. At May 1, 2004, we owed $1.3 million to CMA for unpaid fees. See Note 6 of Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

Long-term contractual obligations at May 1, 2004 are payable as follows:

			(In thousands)
			2006-	2008-
	Total	2005	2007	2009	Thereafter
Operating leases	$14,575	$5,236	$6,415	$2,442	$482

The Company has contractual obligations relative to the purchase of certain raw materials, which do not require minimum purchase quantities. A significant portion of raw material purchases consist of aluminum cans.

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

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner in accordance with SFAS No. 142. An impairment loss is recognized if the carrying amount, or for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

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

FORWARD LOOKING STATEMENTS

National Beverage and its representatives may from time to time make written or oral statements that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials and the ability to pass along any cost increases to our customers; our ability to increase prices for our products; continued retailer support for our products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Interest Rates

We had no outstanding debt at the end of fiscal 2004, which eliminated our exposure to interest rate movements.

Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2004 would have changed by approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 1, 2004 AND MAY 3, 2003

(In thousands, except share amounts)

	2004	2003
Assets
Current assets:
Cash and equivalents	$34,365	$60,334
Trade receivables — net of allowances of $608 (2004) and $562 (2003)	48,776	41,031
Inventories	29,754	28,695
Deferred income taxes — net	1,622	1,678
Prepaid and other	6,969	4,685

Total current assets	121,486	136,423
Property — net	59,535	60,432
Goodwill	13,145	13,145
Intangible assets — net	1,948	2,011
Other assets	3,777	6,184

	$199,891	$218,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,138	$34,969
Accrued liabilities	17,429	18,657
Income taxes payable	1,952	1,862
Current maturities of long-term debt	—	1,150

Total current liabilities	56,519	56,638
Long-term debt	—	300
Deferred income taxes — net	14,930	14,843
Other liabilities	3,066	3,122
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 40,894,440 shares (2004) and 22,250,202 shares (2003); outstanding 36,861,656 shares (2004) and 18,235,418 shares (2003)	409	223
Additional paid-in capital	18,646	16,818
Retained earnings(1)	124,171	143,846
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares (2004) and 4,014,784 shares (2003)	(12,900)	(12,645)

Total shareholders’ equity	125,376	143,292

	$199,891	$218,195

(1)	Reflects a $38.4 million cash dividend paid in April 2004.

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 1, 2004, MAY 3, 2003 AND APRIL 27, 2002
(In thousands, except per share amounts)

	2004	2003	2002
Net sales	$512,061	$500,430	$502,778
Cost of sales	343,316	335,457	339,041

Gross profit	168,745	164,973	163,737
Selling, general and administrative expenses	139,058	136,902	136,925
Interest expense	132	316	857
Other income — net	544	706	867

Income before income taxes	30,099	28,461	26,822
Provision for income taxes	11,408	10,872	10,270

Net income	$18,691	$17,589	$16,552

Net income per share -
Basic	$.51	$.48	$.45

Diluted	$.49	$.46	$.44

Average common shares outstanding -
Basic	36,937	36,800	36,425

Diluted	38,166	38,120	37,984

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED MAY 1, 2004, MAY 3, 2003 AND APRIL 27, 2002
(In thousands, except share amounts)

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	22,250,202	223	22,209,312	222	22,134,612	221
Stock options exercised	338,510	3	40,890	1	74,700	1
100% stock dividend	18,305,728	183	—	—	—	—

End of year	40,894,440	409	22,250,202	223	22,209,312	222

Additional Paid-In Capital
Beginning of year		16,818		16,526		15,638
Stock options exercised		2,011		292		888
100% stock dividend		(183)		—		—

End of year		18,646		16,818		16,526

Retained Earnings
Beginning of year		143,846		126,257		109,705
Net income		18,691		17,589		16,552
Cash dividends paid		(38,366)		—		—

End of year		124,171		143,846		126,257

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning of year	4,014,784	(12,645)	3,996,534	(12,378)	3,972,634	(12,126)
Purchase of stock	18,000	(255)	18,250	(267)	23,900	(252)

End of year	4,032,784	(12,900)	4,014,784	(12,645)	3,996,534	(12,378)

Total Shareholders’ Equity		$125,376		$143,292		$125,677

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 1, 2004, MAY 3, 2003 AND APRIL 27, 2002
(In thousands)

	2004	2003	2002
Operating Activities:
Net income	$18,691	$17,589	$16,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,394	11,319	11,750
Deferred income tax provision	143	2,709	1,581
Loss on sale of assets	59	110	203
Changes in assets and liabilities:
Trade receivables	(7,745)	1,924	(1,887)
Inventories	(1,059)	2,345	707
Prepaid and other assets	(2,297)	(1,834)	(2,180)
Accounts payable	2,169	4,150	(6,832)
Accrued and other liabilities, net	(34)	(2,324)	3,463

Net cash provided by operating activities	21,321	35,988	23,357

Investing Activities:
Property additions	(8,696)	(8,936)	(7,162)
Proceeds from sale of assets	623	312	72

Net cash used in investing activities	(8,073)	(8,624)	(7,090)

Financing Activities:
Debt repayments	(1,450)	(9,531)	(9,155)
Payment on line of credit	—	—	(4,000)
Common stock cash dividend	(38,366)	—	—
Purchase of common stock	(255)	(267)	(252)
Proceeds from stock options exercised	854	122	161

Net cash used in financing activities	(39,217)	(9,676)	(13,246)

Net Increase (Decrease) in Cash and Equivalents	(25,969)	17,688	3,021
Cash and Equivalents — Beginning of Year	60,334	42,646	39,625

Cash and Equivalents — End of Year	$34,365	$60,334	$42,646

Other Cash Flow Information:
Interest paid	$133	$336	$935
Income taxes paid	11,049	7,863	6,671

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, a 53rd week is added every five or six years. Fiscal 2004 and fiscal 2002 consist of 52 weeks while fiscal 2003 consists of 53 weeks.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity or redemption option of three months or less.

Changes in Accounting Standards

Management has reviewed the current changes in accounting standards and does not expect any of these changes to have a material impact on the Company.

Credit Risk

We sell products to a variety of customers and extend credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses. At May 1, 2004 and May 3, 2003, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based on market rates. The carrying amounts of financial instruments reflected in the balance sheets approximate their fair values.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner in accordance with SFAS No. 142. An impairment loss is recognized if the carrying amount, or for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 1, 2004 are comprised of finished goods of $16,349,000 and raw materials of $13,405,000. Inventories at May 3, 2003 are comprised of finished goods of $16,288,000 and raw materials of $12,407,000.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, which advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs of future media advertising. Total marketing costs, which are included in selling, general and administrative expenses, were $41.2 million in fiscal 2004, $39.4 million in fiscal 2003, and $40.3 million in fiscal 2002.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Included in average common shares outstanding are shares of common stock that option holders have elected to defer physical delivery following the exercise of stock options. Diluted net income per share also includes the dilutive effect of stock options, which amounted to 1,229,000 shares (2004), 1,320,000 shares (2003), and 1,559,000 shares (2002).

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

Sales Incentives

We offer various sales incentive arrangements to our customers, which are accounted for as a reduction of revenue. Many of these arrangements are based on annual and quarterly volume targets that are recorded based on expected amounts to be paid. Under certain arrangements, advanced payments are made to customers, which are deferred and amortized based on the contractual unit volume or the straight-line method over the lesser of the period of benefit or the non-cancelable period of the contract. It is our policy to periodically review and evaluate the future benefits associated with these costs to determine that deferral and amortization is justified. Unamortized costs associated with remaining periods of one year or less are included in prepaid and other, while all other amounts are included in other assets.

Segment Reporting

We operate as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $41.4 million in fiscal 2004, $40.6 million in fiscal 2003, and $39.7 million in fiscal 2002.

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

We apply Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”) for awards granted to non-employees after December 15, 1994. The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of 10 years; volatility factor of 41% for fiscal 2004, 42% for 2003, and 43% for 2002; risk-free interest rates of approximately 4% for fiscal 2004, 4% for 2003, and 5% for 2002; and no dividend payments.

Had compensation cost for options granted to employees been recorded using the Black-Scholes option-pricing model, net income and basic and diluted earnings per share for each of the last three fiscal years would have been reduced on a pro forma basis by less than $200,000 and $.01 per share.

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

2.	PROPERTY

Property at May 1, 2004 and May 3, 2003 consisted of the following:

	(In thousands)
	2004	2003
Land	$10,187	$10,625
Buildings and improvements	37,693	36,331
Machinery and equipment	108,989	102,832

Total	156,869	149,788
Less accumulated depreciation	(97,334)	(89,356)

Property – net	$59,535	$60,432

Depreciation expense was $8,911,000 for fiscal 2004, $8,740,000 for fiscal 2003, and $8,444,000 for fiscal 2002.

3.	INTANGIBLE ASSETS

Intangible assets at May 1, 2004 and May 3, 2003 consist of the following:

	(In thousands)
	2004	2003
Nonamortizable trademarks	$1,587	$1,587

Amortizable distribution rights and other	882	882
Less accumulated amortization	(521)	(458)

Net	361	424

Total — net	$1,948	$2,011

Amortization expense related to intangible assets was $63,000 for fiscal 2004, $59,000 for fiscal 2003, and $57,000 for fiscal 2002.

4.	ACCRUED LIABILITIES

Accrued liabilities at May 1, 2004 and May 3, 2003 consisted of the following:

	(In thousands)
	2004	2003
Accrued compensation	$5,539	$5,063
Accrued promotions	5,490	6,881
Other accrued liabilities	6,400	6,713

Total	$17,429	$18,657

5.	DEBT

A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through February 1, 2006 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiary’s election. At May 1, 2004, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings. On April 27, 2004, the Company repaid the outstanding balance under a term loan facility, which had $1,450,000 outstanding at May 3, 2003, with interest at 1 1/4% above LIBOR.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At May 1, 2004, retained earnings of approximately $25 million were restricted from distribution.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

On March 22, 2004, the Company distributed a 100% stock dividend to shareholders of record on March 8, 2004. As a result of the stock dividend, approximately $183,000, representing the par value of the shares issued, was reclassified from additional paid-in capital to common stock. Average shares outstanding, stock option data and per share data presented in these financial statements have been adjusted retroactively for the effects of the stock dividend.

On April 30, 2004, the Company paid a special “one-time” cash dividend of $1.00 per share to shareholders of record on March 26, 2004, including holders of deferred shares and vested stock options.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004 and 2003, we purchased 18,000 shares and 18,250 shares, respectively, and aggregate shares purchased since January 1998 were 502,060. Such shares are classified as treasury stock.

National Beverage is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide our Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales, plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Company’s Board of Directors. We incurred fees to CMA of $5.1 million for fiscal 2004, $5.0 million for fiscal 2003, and $5.0 million for fiscal 2002. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at May 1, 2004 and May 3, 2003 were amounts due CMA of $1.3 million.

7.	INCOME TAXES

The provision for income taxes consists of the following:

	(In thousands)
	2004	2003	2002
Current	$11,265	$8,163	$8,689
Deferred	143	2,709	1,581

Total	$11,408	$10,872	$10,270

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.9	2.6
Permanent differences	(.1)	.3	.7

Effective income tax rate	37.9%	38.2%	38.3%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Our deferred tax assets and liabilities as of May 1, 2004 and May 3, 2003 consisted of the following:

	(In thousands)
	2004	2003
Deferred tax assets:
Accrued expenses and other	$3,074	$2,428
Inventory and amortizable assets	388	415

Total deferred tax assets	3,462	2,843
Deferred tax liabilities:
Property	14,861	14,684
Intangibles and other	1,909	1,324

Total deferred tax liabilities	16,770	16,008

Net deferred tax liabilities	$13,308	$13,165

Current deferred tax assets — net	$1,622	$1,678

Noncurrent deferred tax liabilities — net	$14,930	$14,843

8.	INCENTIVE AND RETIREMENT PLANS

The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,000,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,000,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of our Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock based awards to an individual is limited to 1,400,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.

Pursuant to a Special Stock Option Plan, National Beverage has authorized the issuance of options to purchase up to an aggregate of 1,000,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. National Beverage also authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 200,000 shares of common stock to key employees, consultants, directors and officers of the Company. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 12,000 shares in any two-year period. Options under the KEEP Program are automatically forfeited in the event of the sale of shares originally acquired by the participant. The options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduces to the par value of the stock at the end of the six-year vesting period. The difference between the exercise price and the fair market value of the stock on date of grant is amortized over the vesting period.

The 1991 Stock Purchase Plan provides for the purchase of up to 1,280,000 shares of common stock by employees who (i) have been employed by our Company for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of May 1, 2004, no shares have been issued under the plan.

The following is a summary of stock option activity:

	(Shares in thousands)
	2004		2003		2002
		(1)		(1)		(1)
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,869	$2.17	1,993	$2.30	2,548	$1.86
Options granted	15	5.33	1	4.21	179	4.42
Options exercised	(748)	1.14	(82)	1.48	(513)	.42
Options canceled	(103)	2.19	(43)	2.33	(221)	3.23

Outstanding at year-end	1,033	2.82	1,869	2.17	1,993	2.30

Exercisable at year-end	817	$2.74	1,629	$2.03	1,501	$1.75
Available for grant at year-end	2,459		2,351		2,309
Weighted average fair value of options granted		$5.37		$4.59		$3.94

(1)	Reflects weighted average exercise price except where noted.

The following is a summary of stock options outstanding at May 1, 2004:

	(Shares in thousands)
	Options Outstanding			Options Exercisable
Range of	Remaining		Exercise		Exercise
Exercise Price	Life (1)	Shares	Price (2)	Shares	Price (2)
$ .01-$1.32	4 years	248	$.95	226	$.95
$2.27-$2.87	7 years	416	2.62	319	2.56
$3.20-$3.69	8 years	194	3.67	112	3.69
$4.26-$6.82	9 years	175	4.98	160	4.94

	6 years	1,033	2.82	817	2.74

(1)	Reflects weighted average remaining contractual life.
(2)	Reflects weighted average exercise price.

During fiscal 2004, 2003 and 2002, approximately $1,160,000, $171,000, and $727,000, respectively, of accrued compensation and tax benefits related to stock options exercised was credited to additional paid-in capital.

We contribute to various defined contribution retirement plans (for employees under various collective bargaining agreements) and discretionary profit sharing plans (for non-union employees). Contributions were $2.2 million for fiscal 2004, $2.2 million for fiscal 2003, and $2.1 million for fiscal 2002.

9.	COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments for non-cancelable operating leases at May 1, 2004 are as follows:

(In thousands)
Fiscal 2005	$5,236
Fiscal 2006	3,812
Fiscal 2007	2,603
Fiscal 2008	1,410
Fiscal 2009	1,032
Thereafter	482

Total minimum lease payments	$14,575

Rental expense was $8,828,000 for fiscal 2004, $8,934,000 for fiscal 2003, and $9,415,000 for fiscal 2002.

The Company has contractual obligations relative to the purchase of certain raw materials, which do not require minimum purchase quantities. A significant portion of raw material purchases consist of aluminum cans.

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

10.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net sales	$145,665	$129,373	$107,026	$129,997
Gross profit	48,628	42,342	35,164	42,611
Net income	8,450	4,021	1,356	4,864
Net income per share – basic	$.23	$.11	$.04	$.13
Net income per share – diluted	$.22	$.11	$.04	$.13

Fiscal 2003 (1)
Net sales	$142,877	$127,348	$100,500	$129,705
Gross profit	47,473	41,261	32,950	43,289
Net income	8,051	3,843	1,089	4,606
Net income per share – basic	$.22	$.10	$.03	$.13
Net income per share – diluted	$.21	$.10	$.03	$.12

(1)	Fiscal 2003 fourth quarter consisted of fourteen weeks while other quarters consisted of thirteen weeks.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of National Beverage Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at May 1, 2004 and May 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
July 30, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of May 1, 2004. There has been no change in the Company’s internal control over financial reporting during the year ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and the nominees for director of National Beverage Corp. is included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 1, 2004.

Name	Age	Position with Company
Nick A. Caporella (1)	68	Chairman of the Board and Chief Executive Officer
Joseph G. Caporella (2)	44	President
George R. Bracken (3)	59	Senior Vice President – Finance
Dean A. McCoy (4)	47	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks Insider Participation”, “Compensation Committee Report” and “Performance Graph” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Party Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption “Independent Auditors’ Fees” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Page

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	32
	Schedules other than those listed above have been omitted since they are
	either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits

	See Exhibit Index which follows.

(b)	Reports on Form 8-K

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

On April 28, 2004, the Company filed a Form 8-K Current Report regarding a press release issued April 28, 2004, announcing the payment date of April 30, 2004 for the special “one-time” cash dividend of $1.00 per share payable to shareholders of record on March 26, 2004.

(c)	Exhibits

See Item 15(a)3.

(d)	Financial Statement Schedules

See Item 15(a)2.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

Exhibit No.	Description
10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.12	Special Stock Option Plan (8)

10.13	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.14	Key Employee Equity Partnership Program (9)

10.15	Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (10)

10.16	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.17	Amendment No. 4 to Amended and Restated Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

21.1	Subsidiaries of Registrant (12)

23.1	Consent of Independent Registered Certified Public Accounting Firm (12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(12)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp.
 (Registrant)

/s/ Dean A. McCoy

Dean A. McCoy
Senior Vice President and
Chief Accounting Officer
Date: July 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella Nick A. Caporella Chairman of the Board and Chief Executive Officer Date: July 30, 2004	/s/ Samuel C. Hathorn, Jr. Samuel C. Hathorn, Jr. Director Date: July 30, 2004
/s/ Joseph G. Caporella Joseph G. Caporella President and Director Date: July 30, 2004	/s/ S. Lee Kling S. Lee Kling Director Date: July 30, 2004
/s/ George R. Bracken George R. Bracken Senior Vice President – Finance (Principal Financial Officer) Date: July 30, 2004	/s/ Joseph P. Klock, Jr. Joseph P. Klock, Jr. Director Date: July 30, 2004

Schedule II

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended May 1, 2004, May 3, 2003 and April 27, 2002
 (In thousands)

	Balance at	Charged	Net	Balance
	Beginning	(Credited)	(Charge-Offs)	at End
Description	of Year	to Expenses	Recoveries	of Year
Year Ended May 1, 2004:
Allowance for doubtful trade receivables	$562	$(660)	$706	$608

Year Ended May 3, 2003:
Allowance for doubtful trade receivables	$593	$63	$(94)	$562

Year Ended April 27, 2002:
Allowance for doubtful trade receivables	$559	$866	$(832)	$593