Form 10-Q
period 2004-07-31
NATIONAL BEVERAGE CORP
filed 2004-09-14
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)

(954) 581-0922

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of September 9, 2004 was 36,886,856.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2004 AND MAY 1, 2004
(In thousands, except share amounts)

	(Unaudited)
	July 31,	May 1,
	2004	2004
Assets
Current assets:
Cash and equivalents	$43,342	$34,365
Trade receivables - net of allowances of $610 ($608 at May 1, 2004)	52,888	48,776
Inventories	32,632	29,754
Deferred income taxes - net	1,705	1,622
Prepaid and other	4,407	6,969

Total current assets	134,974	121,486
Property - net	59,419	59,535
Goodwill	13,145	13,145
Intangible assets - net	1,933	1,948
Other assets	3,414	3,777

	$212,885	$199,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,741	$37,138
Accrued liabilities	16,967	17,429
Income taxes payable	5,020	1,952

Total current liabilities	60,728	56,519
Deferred income taxes - net	14,905	14,930
Other liabilities	2,889	3,066
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - authorized 50,000,000 shares; issued 40,919,640 shares (40,894,440 shares at May 1, 2004)	409	409
Additional paid-in capital	18,777	18,646
Retained earnings	133,027	124,171
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	134,363	125,376

	$212,885	$199,891

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND AUGUST 2, 2003
(In thousands, except per share amounts)

	(Unaudited)
	2004	2003
Net sales	$146,512	$145,665

Cost of sales	98,175	97,037

Gross profit	48,337	48,628

Selling, general and administrative expenses	34,126	35,108

Interest expense	25	36

Other income - net	75	137

Income before income taxes	14,261	13,621

Provision for income taxes	5,405	5,171

Net income	$8,856	$8,450

Net income per share -
Basic	$.24	$.23

Diluted	$.23	$.22

Average common shares outstanding - basic	37,560	36,834

Dilutive stock options	704	1,304

Average common shares outstanding - diluted	38,264	38,138

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND AUGUST 2, 2003
(In thousands)

	(Unaudited)
	2004	2003
Operating Activities:
Net income	$8,856	$8,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,039	2,809
Deferred income tax provision (benefit)	(108)	212
Loss on sale of assets	5	5
Changes in assets and liabilities:
Trade receivables	(4,112)	(12,488)
Inventories	(2,878)	(4,940)
Prepaid and other assets	2,289	1,024
Accounts payable	1,603	5,232
Accrued and other liabilities, net	2,513	4,178

Net cash provided by operating activities	11,207	4,482

Investing Activities:
Property additions	(2,277)	(2,543)
Proceeds from sale of assets	—	2

Net cash used in investing activities	(2,277)	(2,541)

Financing Activities:
Debt repayments	—	(250)
Purchase of common stock	—	(228)
Proceeds from stock options exercised	47	20

Net cash provided by (used in) financing activities	47	(458)

Net Increase in Cash and Equivalents	8,977	1,483

Cash and Equivalents — Beginning of Year	34,365	60,334

Cash and Equivalents — End of Period	$43,342	$61,817

Other Cash Flow Information:
Interest paid	$26	$30
Income taxes paid	198	880

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements do not include all information and notes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2004.

2. STOCK-BASED COMPENSATION

As provided by SFAS 123 as amended, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month periods ended July 31, 2004 and August 2, 2003 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the three months ended July 31, 2004, options for 7,750 shares were granted at a weighted average exercise price of $5.00 and options for 25,200 shares were exercised at a weighted average exercise price of $1.86. At July 31, 2004, options to purchase 1,015,458 shares at a weighted average exercise price of $2.84 were outstanding and stock-based awards to purchase 2,451,022 shares of common stock were available for grant.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 31, 2004 are comprised of finished goods of $17,984,000 and raw materials of $14,648,000. Inventories at May 1, 2004 are comprised of finished goods of $16,349,000 and raw materials of $13,405,000.

4. PROPERTY

Property consists of the following:

	(In thousands)
	July 31,	May 1,
	2004	2004
Land	$10,187	$10,187
Buildings and improvements	37,964	37,693
Machinery and equipment	110,986	108,989

Total	159,137	156,869
Less accumulated depreciation	(99,718)	(97,334)

Property – net	$59,419	$59,535

Depreciation expense was $2,388,000 and $2,125,000 for the three-month periods ended July 31, 2004 and August 2, 2003, respectively.

5. DEBT

A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through February 1, 2006 and bear interest at 1/2% below the banks’ reference rate or 1% above LIBOR, at the subsidiary’s election. At July 31, 2004, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. At July 31, 2004, retained earnings of approximately $25 million were restricted from distribution.

6. COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the three months ended July 31, 2004 and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.

On March 22, 2004, the Company distributed a 100% stock dividend to shareholders of record on March 8, 2004. Average shares outstanding and per share data presented in these financial statements have been adjusted retroactively for the effects of the stock dividend.

7. CHANGES IN ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2004 (first quarter of fiscal 2005) compared to
Three Months Ended August 2, 2003 (first quarter of fiscal 2004)

Net sales for the three months ended July 31, 2004 increased approximately 1% to $146.5 million compared to the first quarter of fiscal 2004. This increase was primarily the result of pricing improvements and favorable product mix changes. Sales volume was impacted by the soft retail environment during the summer period and a continued decline in allied business.

Gross profit approximated 33.0% of net sales for the first quarter of fiscal 2005 and 33.4% of net sales for the first quarter of fiscal 2004. This change was due to increases in fuel, utility and raw material costs partially offset by pricing improvements mentioned above.

Selling, general and administrative expenses were $34.1 million or 23.3% of net sales for the first quarter of fiscal 2005, compared to $35.1 million or 24.1% of net sales for last year. The decline was due to lower selling and marketing costs.

Interest expense declined during the first quarter of fiscal 2005 compared to the prior year due to reductions in average debt outstanding. Other income, which is comprised primarily of interest income, decreased due to a decline in average investments outstanding as a result of the $38.4 million cash dividend paid on April 30, 2004.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the first quarter of fiscal 2005 and 38.0% for fiscal 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.

Net income was $8,856,000 for the first quarter of fiscal 2005, compared to $8,450,000 for the first quarter of fiscal 2004.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at July 31, 2004. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first three months of fiscal 2005, we generated cash of $11.2 million from operating activities, which was partially offset by $2.3 million expended for investing activities. Cash provided by operating activities increased $6.7 million primarily due to an increase in earnings and a decrease in working capital requirements. Cash used in investing activities decreased $264,000 due to a reduction in property additions.

Financial Position

During the first three months of fiscal 2005, our working capital increased $9.3 million to $74.2 million primarily due to cash generated from operations. The increase in trade receivables, inventories and accounts payable was due to higher sales volume related to seasonality. The decrease in prepaid and other is due to changes in income tax refund receivables. At July 31, 2004, the current ratio was 2.2 to 1 compared to 2.1 to 1 at May 1, 2004.

Liquidity

We continually evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. During fiscal 2004, management initiated programs intended to improve plant efficiency and, as a result, the Company expects that fiscal 2005 capital expenditures will be higher than fiscal 2004.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; our ability to increase prices; continued retailer support for our products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of July 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures as of July 31, 2004 were effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     (b)      Reports on Form 8-K:

On July 13, 2004, the Company filed a Form 8-K Current Report regarding a press release issued July 13, 2004, announcing the introduction of a new energy drink.

On July 20, 2004, the Company filed a Form 8-K Current Report regarding a press release issued July 20, 2004, announcing the Company’s financial results for the fiscal year ended May 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2004

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer