Form 10-Q
period 2004-10-30
NATIONAL BEVERAGE CORP
filed 2004-12-15
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

The number of shares of registrant’s common stock outstanding as of December 9, 2004 was 36,890,856.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 30, 2004 AND MAY 1, 2004
(In thousands, except share amounts)

	(Unaudited)
	October 30,	May 1,
	2004	2004
Assets
Current assets:
Cash and equivalents	$47,946	$34,365
Trade receivables - net of allowances of $619 ($608 at May 1, 2004)	44,236	48,776
Inventories	31,172	29,754
Deferred income taxes - net	1,789	1,622
Prepaid and other	3,836	6,969

Total current assets	128,979	121,486
Property - net	61,180	59,535
Goodwill	13,145	13,145
Intangible assets - net	1,917	1,948
Other assets	3,175	3,777

	$208,396	$199,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,118	$37,138
Accrued liabilities	16,417	17,429
Income taxes payable	4,503	1,952

Total current liabilities	52,038	56,519
Deferred income taxes - net	14,879	14,930
Other liabilities	2,980	3,066
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - authorized 50,000,000 shares; issued 40,922,640 shares (40,894,440 shares at May 1, 2004)	409	409
Additional paid-in capital	18,793	18,646
Retained earnings	137,147	124,171
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	138,499	125,376

	$208,396	$199,891

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 30, 2004
AND NOVEMBER 1, 2003
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net sales	$124,858	$129,373	$271,370	$275,038
Cost of sales	85,376	87,031	183,551	184,068

Gross profit	39,482	42,342	87,819	90,970
Selling, general and administrative expenses	32,947	35,962	67,073	71,070
Interest expense	26	34	51	70
Other income - net	126	148	201	285

Income before income taxes	6,635	6,494	20,896	20,115
Provision for income taxes	2,515	2,473	7,920	7,644

Net income	$4,120	$4,021	$12,976	$12,471

Net income per share -
Basic	$.11	$.11	$.35	$.34

Diluted	$.11	$.11	$.34	$.33

Average common shares outstanding - basic	37,574	36,854	37,567	36,844
Dilutive stock options	666	1,284	685	1,294

Average commons shares outstanding - diluted	38,240	38,138	38,252	38,138

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 30, 2004 AND NOVEMBER 1, 2003
(In thousands)

	(Unaudited)
	2004	2003
Operating Activities:
Net income	$12,976	$12,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,183	5,559
Deferred income tax provision (benefit)	(218)	414
Loss on sale of assets	7	6
Changes in assets and liabilities:
Trade receivables	4,540	(338)
Inventories	(1,418)	(945)
Prepaid and other assets	2,357	520
Accounts payable	(6,020)	(8,480)
Accrued and other liabilities, net	1,542	(1,465)

Net cash provided by operating activities	19,949	7,742

Investing Activities:
Property additions	(6,426)	(4,554)
Proceeds from sale of assets	—	5

Net cash used in investing activities	(6,426)	(4,549)

Financing Activities:
Debt repayments	—	(550)
Purchase of common stock	—	(255)
Proceeds from stock options exercised	58	77

Net cash provided by (used in) financing activities	58	(728)

Net Increase in Cash and Equivalents	13,581	2,465
Cash and Equivalents - Beginning of Year	34,365	60,334

Cash and Equivalents - End of Period	$47,946	$62,799

Other Cash Flow Information:
Interest paid	$53	$66
Income taxes paid	3,313	5,976

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 30, 2004
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

2. STOCK-BASED COMPENSATION

As provided by SFAS 123 as amended, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month and six-month periods ended October 30, 2004 and November 1, 2003 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the six months ended October 30, 2004, options for 13,750 shares were granted at a weighted average exercise price of $4.59 and options for 28,200 shares were exercised at a weighted average exercise price of $2.05. At October 30, 2004, options to purchase 1,013,858 shares at a weighted average exercise price of $2.85 were outstanding and stock-based awards to purchase 2,949,622 shares of common stock were available for grant.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 30, 2004 are comprised of finished goods of $17,484,000 and raw materials of $13,688,000. Inventories at May 1, 2004 are comprised of finished goods of $16,349,000 and raw materials of $13,405,000.

4. PROPERTY

Property consists of the following:

	(In thousands)
	October 30,	May 1,
	2004	2004
Land	$10,187	$10,187
Buildings and improvements	38,194	37,693
Machinery and equipment	114,885	108,989

Total	163,266	156,869
Less accumulated depreciation	(102,086)	(97,334)

Property – net	$61,180	$59,535

Depreciation expense was $2,386,000 and $4,774,000 for the three-month and six-month periods ended October 30, 2004, respectively, and $2,140,000 and $4,265,000 for the three-month and six-month periods ended November 1, 2003, respectively.

5. DEBT

A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through February 1, 2006 and bear interest at ½% below the banks’ reference rate or 1% above LIBOR, at the subsidiary’s election. At October 30, 2004, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant loan covenants and financial ratios include: fixed charge coverage, consolidated net worth ratio and limitations on incurrence of debt. At October 30, 2004, we were in compliance with all loan covenants and financial ratios and retained earnings of approximately $25 million were restricted from distribution.

6. COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the six months ended October 30, 2004 and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.

On March 22, 2004, the Company distributed a 100% stock dividend to shareholders of record on March 8, 2004. Average shares outstanding and per share data presented in these financial statements have been adjusted retroactively for the effects of the stock dividend.

7. CHANGES IN ACCOUNTING STANDARDS

Management has reviewed the current changes in accounting standards and does not expect any of these changes to have a material impact on our financial statements.

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

Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors as well as food brokers and wholesalers. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay, and Rip It. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.

Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended October 30, 2004 (second quarter of fiscal 2005) compared to Three Months Ended November 1, 2003 (second quarter of fiscal 2004)

Net sales for the three months ended October 30, 2004 decreased 3.5% to $124.9 million compared to the second quarter of fiscal 2004. We continue to emphasize our strategy of expanding our branded portfolio of beverage products to higher margin channels of distribution. While our branded case sales increased during the period, our net sales decline is attributable to a reduction in our allied branded business and the generally soft retail environment.

Gross profit approximated 31.6% of net sales for the second quarter of fiscal 2005 and 32.7% of net sales for the second quarter of fiscal 2004. This decline was due to the effect of the sales decrease and an increase in raw material costs. Cost of goods sold per unit increased approximately 1%, primarily driven by increases in aluminum, fuel and resin.

Selling, general and administrative expenses were $32.9 million or 26.4% of net sales for the second quarter of fiscal 2005, compared to $36.0 million or 27.8% of net sales for last year. The decline was due to a reduction in selling costs of $936,000 related to decreased volume and lower marketing costs of $1.5 million.

Interest expense declined during the second quarter of fiscal 2005 compared to the prior year due to reductions in average debt outstanding. Other income, which is comprised primarily of interest income, decreased due to a decline in average investments outstanding as a result of the $38.4 million cash dividend paid on April 30, 2004.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the second quarter of fiscal 2005 and 38.1% for fiscal 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.

Net income was $4,120,000 for the second quarter of fiscal 2005, compared to $4,021,000 for the second quarter of fiscal 2004.

Six Months Ended October 30, 2004 (first six months of fiscal 2005) compared to Six Months Ended November 1, 2003 (first six months of fiscal 2004)

Net sales for the six months ended October 30, 2004 decreased 1.3% to $271.4 million compared to the first six months of fiscal 2004. Included in net sales for the first six months of fiscal 2005 and the quarter ended July 31, 2004 is $1.8 million received from a customer relative to recovery of pricing and promotional allowances due under a contractual settlement for previously shipped product. The decline for the six month period was primarily due to a decrease in allied branded business, partially offset by an increase in branded case sales.

Gross profit approximated 32.4% of net sales for the first six months of fiscal 2005 and 33.1% of net sales for the first six months of fiscal 2004. This decline was due to the effect of the sales decrease and an increase in raw material costs, partially offset by the $1.8 million customer payment noted above. Cost of goods sold per unit increased 2.4%, primarily driven by increases in aluminum, fuel and resin.

Selling, general and administrative expenses were $67.1 million or 24.7% of net sales for the first six months of fiscal 2005, compared to $71.1 million or 25.8% of net sales for last year. The decline was due to a reduction in selling costs of $1.4 million related to decreased volume and lower marketing costs of $2.0 million.

Interest expense declined during the first six months of fiscal 2005 compared to the prior year due to reductions in average debt outstanding. Other income, which is comprised primarily of interest income, decreased due to a decline in average investments outstanding as a result of the $38.4 million cash dividend paid on April 30, 2004.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the first six months of fiscal 2005 and 38.0% for fiscal 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.

Net income was $12,976,000 for the first six months of fiscal 2005, compared to $12,471,000 for the first six months of fiscal 2004.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital consist of cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at October 30, 2004. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first six months of fiscal 2005, we generated cash of $19.9 million from operating activities, which was partially offset by $6.4 million expended for investing activities. Cash provided by operating activities increased $12.2 million primarily due to an increase in earnings and a decrease in working capital requirements. Cash used in investing activities increased $1.9 million due to an increase in property additions.

Financial Position

During the first six months of fiscal 2005, our working capital increased $12.0 million to $76.9 million primarily due to cash generated from operations. Trade receivables and accounts payable decreased due to lower sales volume related to seasonality. Prepaid and other decreased due to changes in income tax refunds receivable. At October 30, 2004, the current ratio was 2.5 to 1 compared to 2.1 to 1 at May 1, 2004.

Liquidity

We continually evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. During the latter part of fiscal 2004, management initiated capital expenditure programs intended to improve plant efficiency and, as a result, the Company expects that fiscal 2005 capital expenditures will be higher than fiscal 2004.

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

We offer various sales incentive arrangements to our customers, which require customer performance or achievement of certain volume targets. These incentives are accrued based on expected amounts to be paid. The recognition of expense for these incentives involves the use of judgment related to performance and volume estimates, which estimates are made based on historical experience and other factors. Actual expenses may vary from reported amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

As of October 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures as of October 30, 2004 were effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual Meeting of Shareholders held October 1, 2004, Mr. S. Lee Kling and Mr. Joseph P. Klock, Jr. were re-elected to the Board of Directors for a three-year term. Of the 36,432,064 shares voted, 35,621,714 shares were voted for the election of Mr. S. Lee Kling (810,350 shares were withheld) and 35,556,466 shares were voted for the election of Mr. Joseph P. Klock, Jr. (875,598 shares were withheld). In addition, the proposal to amend the Company’s Special Stock Option Plan to increase by 500,000 shares the number of shares issuable thereunder was approved as follows: 33,168,241 shares voted for; 1,733,151 shares voted against; and 14,866 shares abstained.

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

     (b) Reports on Form 8-K:

On September 15, 2004, the Company filed a Form 8-K Current Report regarding a press release issued September 14, 2004, announcing the Company’s financial results for the first quarter ended July 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2004

National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy

Dean A. McCoy
Senior Vice President and
Chief Accounting Officer