Form 10-Q
period 2005-01-29
NATIONAL BEVERAGE CORP
filed 2005-03-15
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)

(954) 581-0922

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of March 9, 2005 was 36,976,176.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 29, 2005 AND MAY 1, 2004

(In thousands, except share amounts)
	(Unaudited)
	January 29,	May 1,
	2005	2004
Assets
Current assets:
Cash and equivalents	$47,938	$34,365
Trade receivables - net of allowances of $400 ($608 at May 1, 2004)	40,006	48,776
Inventories	31,662	29,754
Deferred income taxes - net	1,872	1,622
Prepaid and other	4,005	6,969

Total current assets	125,483	121,486
Property - net	62,590	59,535
Goodwill	13,145	13,145
Intangible assets - net	1,902	1,948
Other assets	3,630	3,777

	$206,750	$199,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,411	$37,138
Accrued liabilities	16,441	17,429
Income taxes payable	1,514	1,952

Total current liabilities	49,366	56,519
Deferred income taxes - net	14,854	14,930
Other liabilities	3,270	3,066
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - authorized 50,000,000 shares; issued 40,985,040 shares (40,894,440 shares at May 1, 2004)	409	409
Additional paid-in capital	18,968	18,646
Retained earnings	137,733	124,171
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	139,260	125,376

	$206,750	$199,891

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 29, 2005
AND JANUARY 31, 2004

(In thousands, except per share amounts)
	(Unaudited)
	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net sales	$103,511	$107,026	$374,881	$382,064

Cost of sales	70,969	71,862	254,520	255,930

Gross profit	32,542	35,164	120,361	126,134

Selling, general and administrative expenses	31,777	33,127	98,850	104,197

Interest expense	27	31	78	101

Other income - net	205	144	406	429

Income before income taxes	943	2,150	21,839	22,265

Provision for income taxes	357	794	8,277	8,438

Net income	$586	$1,356	$13,562	$13,827

Net income per share -
Basic	$.02	$.04	$.36	$.38

Diluted	$.02	$.04	$.35	$.36

Average common shares outstanding - basic	37,578	36,876	37,571	36,855
Dilutive stock options	688	1,287	686	1,291

Average commons shares outstanding - diluted	38,266	38,163	38,257	38,146

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 29, 2005 AND JANUARY 31, 2004

(In thousands)
	(Unaudited)
	2005	2004
Operating Activities:
Net income	$13,562	$13,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,274	8,275
Deferred income tax benefit	(326)	(177)
Loss on sale of assets	—	9
Changes in assets and liabilities:
Trade receivables	8,770	1,619
Inventories	(1,908)	(3,118)
Prepaid and other assets	980	(159)
Accounts payable	(5,727)	(5,889)
Accrued and other liabilities, net	(966)	(2,126)

Net cash provided by operating activities	23,659	12,261

Investing Activities:
Property additions	(10,159)	(6,330)
Proceeds from sale of assets	7	615

Net cash used in investing activities	(10,152)	(5,715)

Financing Activities:
Debt repayments	—	(850)
Purchase of common stock	—	(255)
Proceeds from stock options exercised	66	119

Net cash provided by (used in) financing activities	66	(986)

Net Increase in Cash and Equivalents	13,573	5,560

Cash and Equivalents - Beginning of Year	34,365	60,334

Cash and Equivalents - End of Period	$47,938	$65,894

Other Cash Flow Information:
Interest paid	$79	$99
Income taxes paid	6,600	8,701

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 29, 2005
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

2. STOCK-BASED COMPENSATION

As provided by SFAS 123 as amended, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. SFAS 123R, which will be effective for our second quarter of fiscal 2006, requires the use of the fair value method for all share based payments. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month and nine-month periods ended January 29, 2005 and January 31, 2004 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.

During the nine months ended January 29, 2005, options for 14,250 shares were granted at a weighted average exercise price of $4.60 and options for 32,200 shares were exercised at a weighted average exercise price of $2.06. At January 29, 2005, options to purchase 1,010,358 shares at a weighted average exercise price of $2.84 were outstanding and stock-based awards to purchase 2,949,122 shares of common stock were available for grant.

3. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 29, 2005 are comprised of finished goods of $18,191,000 and raw materials of $13,471,000. Inventories at May 1, 2004 are comprised of finished goods of $16,349,000 and raw materials of $13,405,000.

4. PROPERTY

Property consists of the following:

	(In thousands)
	January 29,	May 1,
	2005	2004
Land	$10,187	$10,187
Buildings and improvements	38,246	37,693
Machinery and equipment	118,566	108,989

Total	166,999	156,869
Less accumulated depreciation	(104,409)	(97,334)

Property – net	$62,590	$59,535

Depreciation expense was $2,323,000 and $7,097,000 for the three-month and nine-month periods ended January 29, 2005, respectively, and $2,162,000 and $6,427,000 for the three-month and nine-month periods ended January 31, 2004, respectively.

5. DEBT

A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through December 2006 and bear interest at 1/2% below the banks’ reference rate or from .75% to 1% above LIBOR, at the subsidiary’s election. At January 29, 2005, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant loan covenants and financial ratios include: fixed charge coverage, consolidated net worth ratio and limitations on incurrence of debt. At January 29, 2005, we were in compliance with all loan covenants and financial ratios and retained earnings of approximately $25 million were restricted from distribution.

6. COMMON STOCK

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the nine months ended January 29, 2005 and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.

On March 22, 2004, we distributed a 100% stock dividend to shareholders of record on March 8, 2004. Average shares outstanding and per share data presented in these financial statements have been adjusted for the effects of the stock dividend.

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

RESULTS OF OPERATIONS

Three Months Ended January 29, 2005 (third quarter of fiscal 2005) compared to
Three Months Ended January 31, 2004 (third quarter of fiscal 2004)

Net sales for the three months ended January 29, 2005 decreased 3.3% to $103.5 million compared to the third quarter of fiscal 2004. The net sales decline was primarily due to a reduction in our allied branded business. This decline was partially offset by higher selling prices realized on our branded products and sales from our Rip It energy drink. We continue to emphasize our strategy of expanding our branded portfolio of beverage products to higher margin channels of distribution.

Gross profit approximated 31.4% of net sales for the third quarter of fiscal 2005 and 32.9% of net sales for the third quarter of fiscal 2004. This decline was due to the effect of the sales decrease and an increase in raw material costs. Cost of goods sold per unit increased approximately 6.5%, primarily driven by increases in packaging and energy costs.

Selling, general and administrative expenses were $31.8 million or 30.7% of net sales for the third quarter of fiscal 2005, compared to $33.1 million or 31.0% of net sales for last year. The decline was due to decreased volume resulting in a reduction in distribution costs of $248,000 and lower marketing costs of $870,000.

Interest expense declined during the third quarter of fiscal 2005 compared to the prior year due to reductions in average debt outstanding. Other income, which is comprised primarily of interest income, increased due to higher yields.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the third quarter of fiscal 2005 and 36.9% for fiscal 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.

Net income was $586,000 for the third quarter of fiscal 2005, compared to $1,356,000 for the third quarter of fiscal 2004.

Nine Months Ended January 29, 2005 (first nine months of fiscal 2005) compared to
Nine Months Ended January 31, 2004 (first nine months of fiscal 2004)

Net sales for the nine months ended January 29, 2005 decreased 1.9% to $374.9 million compared to the first nine months of fiscal 2004. The sales decline was attributable to a decrease in allied branded business. This decline was partially offset by higher selling prices realized on our branded products and sales from our Rip It energy drink. Included in net sales is $1.8 million received from a customer relative to recovery of pricing and promotional allowances due under a contractual settlement for previously shipped product.

Gross profit approximated 32.1% of net sales for the first nine months of fiscal 2005 and 33.0% of net sales for the first nine months of fiscal 2004. This decline was due to the effect of the sales decrease and an increase in raw material costs, partially offset by the $1.8 million customer payment noted above. Cost of goods sold per unit increased approximately 3.5%, primarily driven by increases in packaging and energy costs.

Selling, general and administrative expenses were $98.9 million or 26.4% of net sales for the first nine months of fiscal 2005, compared to $104.2 million or 27.3% of net sales for last year. The decline was due to decreased volume resulting in a reduction in selling costs of $1.4 million and lower marketing costs of $2.9 million.

Interest expense declined during the first nine months of fiscal 2005 compared to the prior year due to reductions in average debt outstanding. Other income, which is comprised primarily of interest income, decreased due to a decline in average investments outstanding as a result of a $38.4 million special cash dividend paid in April 2004.

The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the first nine months of fiscal 2005 and 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.

Net income was $13,562,000 for the first nine months of fiscal 2005, compared to $13,827,000 for the first nine months of fiscal 2004.

LIQUIDITY AND FINANCIAL CONDITION

Capital Resources

Our current sources of capital consist of cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at January 29, 2005. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows

During the first nine months of fiscal 2005, we generated cash of $23.7 million from operating activities, which was partially offset by $10.2 million expended for investing activities. Cash provided by operating activities increased $11.4 million primarily due to a $10.8 million decrease in working capital requirements. Cash used in investing activities increased $4.4 million due to an increase in property additions.

Financial Position

During the first nine months of fiscal 2005, our working capital increased $11.2 million to $76.1 million primarily due to cash generated from operating activities. Trade receivables and accounts payable decreased due to lower sales volume related to seasonality. Prepaid and other current assets decreased due to a reduction in income tax refunds receivable. At January 29, 2005, the current ratio was 2.5 to 1 compared to 2.1 to 1 at May 1, 2004.

Liquidity

We continually evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. During the latter part of fiscal 2004, management initiated capital expenditure programs intended to improve plant efficiency and, as a result, fiscal 2005 capital expenditures will be higher than fiscal 2004.

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

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain volume targets. These incentives are accrued based on expected amounts to be paid. The recognition of expense for these incentives involves the use of judgment related to performance and volume estimates; estimates are made based on historical experience and other factors. Actual expenses may vary from reported amounts.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor development and introductions; fluctuations in the costs of raw materials; our ability to increase prices; continued retailer and distributor support for our products; changes in consumer tastes and demographic patterns; success of implementing business strategies; success in expanding product distribution into new channels and markets; changes in business strategy or development plans; government regulations; regional weather conditions; competitor products and pricing pressures; and other factors referenced in this Form 10-Q. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of January 29, 2005, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002, in particular Section 404, requires our management to report on the effectiveness of our internal controls over financial reporting. Beginning with our Form 10-K for our fiscal year ending April 28, 2007, our independent auditors will be required to attest to and report on the evaluation by our management. We are currently undergoing a review of our internal control systems and procedures and are considering improvements that will be necessary in order for us to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe that our efforts will enable us to provide the required management report and enable our independent auditors to provide their attestation report concerning our assessment and the effectiveness of our internal controls over financial reporting as of our fiscal year end, we can give no assurances that such efforts will be completed in a timely manner and on a successful basis. If our internal controls over financial reporting are not adequate or in conformity with the requirements, we may be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources, as well as be subject to penalties and other enforcement actions, any of which may have a material adverse effect on our business, financial condition, results of operations and/or market price of our common stock.

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

On December 16, 2004, the Company filed a Form 8-K Current Report regarding a press release issued December 14, 2004, announcing the Company’s financial results for the three and six month periods ended October 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2005

National Beverage Corp. (Registrant)

By:	/s/ Dean A. McCoy

Dean A. McCoy Senior Vice President and Chief Accounting Officer