Form 10-K
period 2005-04-30
NATIONAL BEVERAGE CORP
filed 2005-07-29
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Securities registered pursuant to Section 12(g) of the Act:                     None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑ .
The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 29, 2004 was approximately $64,824,000.
The number of shares of Registrant’s common stock outstanding as of July 15, 2005 was 37,004,476.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 29, 2005 are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS
GENERAL
National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality beverage products throughout the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.
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
We utilize various means to maintain our position as a cost-effective producer of beverage products. These include centralized purchasing of raw materials, vertical integration of the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems. The strength of our brands and location of our manufacturing facilities distinguish us as a national supplier of beverages to national and regional retailers, mass merchandisers, wholesalers and discount stores.
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with new packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
PRODUCTS
Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established almost 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Crystal Bay and Ohana. The Company has recently introduced Rip It and Rip It Sugar Free energy drinks in an effort to capture a share of the growing energy beverage category.

The volume of the “flavor segment” of the soft drink market continues to grow faster than cola volume and alternative beverage products are being consumed with greater frequency. We believe that we will continue to benefit from these trends, which are consistent with our “fantasy of flavors” strategy emphasizing our distinctive flavored soft drinks, juices and specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 16% of our Company’s total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements, and the “dichotomization” and expansion of our brands in order to increase demand for non-carbonated and alternative beverages.
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
We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we are able to assure manufacture of our product in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provides us with a strategic advantage in servicing the growing presence of national retailers and mass-merchandisers. Our Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.
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

We also distribute our products to the convenience channel through our own direct-store delivery fleets and those of independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay and Rip It. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics.
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

RAW MATERIALS
Our centralized procurement division maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, allowing us to compete as a low-cost producer of beverages.
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
Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies or other events outside our control could adversely affect the supply of specific materials. We use Splenda® sweetener in certain of our sugar-free products, which is currently available from only one supplier and may be in short supply during certain periods. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations. A significant portion of our raw material purchases is comprised of aluminum cans.
SEASONALITY
Our sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.
COMPETITION
The carbonated soft drink market and the non-carbonated beverage market are highly competitive and our competitive position varies in each of our market areas. National Beverage products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. We compete with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than us and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through strong regional brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, specialized advertising and, for some product lines, value pricing.

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
EMPLOYEES
As of April 30, 2005, we employed approximately 1,400 people, of which approximately 400 are covered by collective bargaining agreements. We believe that relations with employees are good.
AVAILABLE INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.
Any person may obtain a copy of the Company’s Code of Ethics by making a written request to the Corporate Secretary and mailing it to National Beverage Corp., One North University Drive, Fort Lauderdale, Florida 33324.

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
From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were voted upon during the fourth quarter of fiscal 2005.
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
The common stock of National Beverage Corp., par value $.01 per share, (“the Common Stock”) is listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$10.29	$7.50	$7.70	$6.75
Second Quarter	$9.30	$7.74	$7.69	$6.98
Third Quarter	$9.89	$8.06	$8.37	$7.43
Fourth Quarter	$9.20	$7.00	$11.60	$8.05
Excluding beneficial owners of our Common Stock whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 800 shareholders of record at July 15, 2005, according to records maintained by our transfer agent.

On April 30, 2004, the Company paid a special “one-time” cash dividend of $1.00 per share. Currently, the Board of Directors has no plans to declare additional cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30,	May 1,	May 3,	April 27,	April 28,
	2005	2004	2003(3)	2002	2001
STATEMENT OF INCOME DATA:
Net sales	$495,572	$512,061	$500,430	$502,778	$480,415
Cost of sales	340,206	343,316	335,457	339,041	323,743

Gross profit	155,366	168,745	164,973	163,737	156,672
Selling, general and administrative expenses	130,037	139,058	136,902	136,925	131,852
Interest expense	106	132	316	857	2,110
Other income — net	1,199	544	706	867	1,506

Income before income taxes	26,422	30,099	28,461	26,822	24,216
Provision for income taxes	9,536	11,408	10,872	10,270	9,236

Net income	$16,886	$18,691	$17,589	$16,552	$14,980

Net income per share (2):
Basic	$.45	$.51	$.48	$.45	$.41
Diluted	.44	.49	.46	.44	.40

BALANCE SHEET DATA:
Working capital	$81,962	$64,967	$79,785	$70,164	$62,444
Property — net	62,879	59,535	60,432	60,658	62,215
Total assets	224,587	205,378	218,195	205,685	203,868
Long-term debt	—	—	300	10,981	24,136
Deferred income taxes — net	15,958	14,930	14,843	12,072	10,208
Shareholders’ equity (1)	143,296	125,376	143,292	125,677	108,488

Cash dividends per share (1)	$—	$1.00	$—	$—	$—

(1)	In April 2004, the Company paid a special “one-time” cash dividend of $1.00 per share, aggregating $38.4 million.

(2)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Share amounts have been adjusted for the 100% stock dividend distributed on March 22, 2004.

(3)	Fiscal 2003 consisted of 53 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality beverage products throughout the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.
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
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with new packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
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

RESULTS OF OPERATIONS
Net Sales
During fiscal 2005, we initiated a series of price increases to offset unprecedented raw material cost increases, especially in the latter part of the year as sustained increases in fuel and resin continued to rise to historical new highs. Price increases tend to have an adverse effect on case volume and the industry generally experienced reduced case volume, especially for carbonated soft drinks. As a result, our branded case volume was relatively flat for the year while net pricing was up slightly, due to higher selling prices and a change in product mix. This product mix change included increased sales of our alternative beverages as obesity and other health issues caused consumers to consume less carbonated soft drinks. Also impacting sales was a nineteen percent (19%) volume decline in allied branded products related to a retailer’s change in philosophy, which affected their sales and our earlier decision to eliminate certain lower margin business. Net sales included $1.8 million received from a customer relative to the recovery of pricing and promotional allowances for product shipped in a previous year.
Net sales for fiscal 2004 increased approximately $11.6 million, or 2.3%, to $512.1 million. This sales growth was due primarily to increased volume of National Beverage’s branded soft drinks and favorable changes in product mix. This improvement was partially offset by a decline in lower margin allied branded business.
Fiscal 2005 and fiscal 2004 consisted of 52 weeks while fiscal 2003 consisted of 53 weeks.
Gross Profit
Gross profit approximated 31.4% of net sales for fiscal 2005 and 33.0% for fiscal 2004. This decline was due to the effect of the sales decrease and higher cost of goods sold. Cost of goods sold per unit increased approximately 4%, primarily due to higher packaging and energy costs.
Gross profit, approximating 33.0% of net sales for both fiscal 2004 and 2003, increased $3.8 million in fiscal 2004. An increase in higher margin business and a reduction in certain fixed manufacturing costs were partially offset by increases in certain raw material costs.
Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal 2005 were $130.0 million or 26.2% of net sales compared to $139.1 million or 27.2% of net sales for fiscal 2004. The decline in expenses was due primarily to lower selling and marketing costs of $3.2 million and $5.6 million, respectively, partially offset by higher energy costs.
Selling, general and administrative expenses for fiscal 2004 were $139.1 million or 27.2% of net sales compared to $136.9 million or 27.4% of net sales for fiscal 2003. Due to the effect of higher volume, selling, general and administrative expenses as a percent of sales marginally declined, partially offset by higher marketing costs related to new product introductions.
Interest Expense and Other Income-Net
Interest expense decreased $26,000 in fiscal 2005 and $184,000 in fiscal 2004 as a result of a decline in outstanding debt. Other income includes interest income of $581,000 for fiscal 2005, $603,000 for fiscal 2004, and $816,000 for fiscal 2003. The decrease in interest income for fiscal

2005 is primarily due to a decline in average investments outstanding, while the decline in fiscal 2004 is related to a reduction in investment yields. In addition, other income for fiscal 2005 includes a gain of $633,000 related to a contract settlement with a customer.
Income Taxes
Our effective tax rate was approximately 36.1% for fiscal 2005, 37.9% for fiscal 2004, and 38.2% for fiscal 2003. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 8 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at April 30, 2005. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
Cash Flows
During fiscal 2005, cash of $32.9 million was generated from operating activities, which was partially offset by $3.9 million used for investing activities. Cash provided by operating activities for fiscal 2005 increased $11.6 million due to an increase in non-cash charges and favorable changes in working capital requirements. Cash used in investing activities increased $3.8 million primarily due to increased capital expenditures to enhance packaging capabilities and improve manufacturing efficiencies. Cash provided by financing activities of $146,000 was comprised of proceeds from stock options exercised.
During fiscal 2004, cash of $21.3 million was generated from operating activities, which was offset by $39.2 million used for financing activities. Cash provided by operating activities for fiscal 2004 decreased $14.7 million due to an increase in working capital requirements. Cash used in investing activities declined $25.6 million due to changes in net marketable securities sold. Cash used in financing activities increased $29.5 million due to cash dividends paid in April 2004, which was partially offset by a reduction in net debt repayments.
Financial Position
During fiscal 2005, our working capital increased $17.0 million to $82.0 million from $65.0 million, primarily due to an increase in cash balances generated from operating activities. Trade receivables decreased $2.6 million due primarily to lower sales. Prepaid and other assets declined $684,000 due to lower income tax refund receivables. At April 30, 2005, the current ratio was 2.4 to 1 compared to 2.1 to 1 for the prior year.
During fiscal 2004, our working capital decreased $14.8 million to $65.0 million from $79.8 million primarily due to the cash dividend payment. The increase in trade receivables is due to the effect of higher sales volume and change in terms with certain customers. The increase in prepaid and other assets is due to a reclassification from non-current assets and an increase in income tax refund receivables. At May 1, 2004, the current ratio was 2.1 to 1 compared to 2.4 to 1 for the prior year.

Liquidity
We continually evaluate capital projects designed to expand capacity and improve efficiency at our manufacturing facilities. In fiscal 2005, we incurred increased capital expenditures to enhance packaging capabilities and improve manufacturing efficiencies. Such programs are expected to continue in fiscal 2006; however, capital expenditures in fiscal 2006 should not exceed fiscal 2005 amounts.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004 and 2003, we purchased 18,000 shares and 18,250 shares, respectively, and aggregate shares purchased since January 1998 were 502,060. There were no shares purchased in fiscal 2005.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.0 million for fiscal 2005, $5.1 million for fiscal 2004, and $5.0 million for fiscal 2003. At April 30, 2005, we owed $1.2 million to CMA for unpaid fees. See Note 6 of Notes to Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
Long-term contractual obligations at April 30, 2005 are payable as follows:

			(In thousands)
			2007-	2009-
	Total	2006	2008	2010	Thereafter
Operating leases	$10,730	$4,866	$4,328	$1,311	$225
Purchase commitments	50,021	22,723	27,298	—	—

Total	$60,751	$27,589	$31,626	$1,311	$225

The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.3 million for fiscal 2005, $2.2 million for fiscal 2004, and $2.2 million for fiscal 2003.
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred, but not reported, claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claims settlement varies significantly, we are not able to reasonably estimate future payments for the periods indicated.
We have standby letters of credit aggregating $3 million related to our self-insurance programs, which expire in fiscal 2006. We expect to renew these standby letters of credit until they are no longer required.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

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
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs and collections.
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
Sales Incentives
We offer various sales incentive arrangements to our customers, which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of expense for these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of revenues and actual amounts may vary from reported amounts.
FORWARD-LOOKING STATEMENTS
National Beverage and its representatives may from time to time make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials and the ability to pass along any cost increases to our customers; our ability to increase prices for our products; labor strikes or work stoppages or other interruptions or difficulties in the employment of labor; continued retailer support for our products; changes in consumer preferences and our success in creating products geared toward consumers’ tastes; success of implementing business strategies; changes in business strategy or development plans; government regulations; unseasonally cold or wet weather conditions; and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodities
We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, and various juice concentrates, the prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.
Interest Rates
We had no outstanding debt or debt related interest rate exposure during fiscal 2005.
Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments and auction rate securities, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2005 would have changed by approximately $300,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2005 AND MAY 1, 2004
(In thousands, except share amounts)

	2005	2004
Assets
Current assets:
Cash and equivalents	$54,557	$25,365
Marketable securities	—	9,000
Trade receivables — net of allowances of $585 (2005) and $608 (2004)	46,135	48,776
Inventories	29,738	29,754
Deferred income taxes — net	1,759	1,622
Prepaid and other assets	7,657	8,341

Total current assets	139,846	122,858
Property — net	62,879	59,535
Goodwill	13,145	13,145
Intangible assets — net	1,939	1,948
Other assets	6,778	7,892

	$224,587	$205,378

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,012	$37,138
Accrued liabilities	18,290	18,801
Income taxes payable	1,582	1,952

Total current liabilities	57,884	57,891
Deferred income taxes — net	15,958	14,930
Other liabilities	7,449	7,181
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 41,018,960 shares (2005) and 40,894,440 shares (2004); outstanding 36,986,176 shares (2005) and 36,861,656 shares (2004)	410	409
Additional paid-in capital	19,679	18,646
Retained earnings	141,057	124,171
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	143,296	125,376

	$224,587	$205,378

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 30, 2005, MAY 1, 2004 AND MAY 3, 2003
(In thousands, except per share amounts)

	2005	2004	2003
Net sales	$495,572	$512,061	$500,430

Cost of sales	340,206	343,316	335,457

Gross profit	155,366	168,745	164,973

Selling, general and administrative expenses	130,037	139,058	136,902

Interest expense	106	132	316

Other income — net	1,199	544	706

Income before income taxes	26,422	30,099	28,461

Provision for income taxes	9,536	11,408	10,872

Net income	$16,886	$18,691	$17,589

Net income per share —
Basic	$.45	$.51	$.48

Diluted	$.44	$.49	$.46

Average common shares outstanding —
Basic	37,579	36,937	36,800

Diluted	38,254	38,166	38,120

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED APRIL 30, 2005, MAY 1, 2004 AND MAY 3, 2003
(In thousands, except share amounts)

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	40,894,440	409	22,250,202	223	22,209,312	222
Stock options exercised	124,520	1	338,510	3	40,890	1
100% stock dividend	—	—	18,305,728	183	—	—

End of year	41,018,960	410	40,894,440	409	22,250,202	223

Additional Paid-In Capital
Beginning of year		18,646		16,818		16,526
Stock options exercised		506		2,011		292
Other		527		(183)		—

End of year		19,679		18,646		16,818

Retained Earnings
Beginning of year		124,171		143,846		126,257
Net income		16,886		18,691		17,589
Cash dividends paid		—		(38,366)		—

End of year		141,057		124,171		143,846

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning of year	4,032,784	(12,900)	4,014,784	(12,645)	3,996,534	(12,378)
Purchase of stock	—	—	18,000	(255)	18,250	(267)

End of year	4,032,784	(12,900)	4,032,784	(12,900)	4,014,784	(12,645)

Total Shareholders’ Equity		$143,296		$125,376		$143,292

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 30, 2005, MAY 1, 2004 AND MAY 3, 2003
(In thousands)

	2005	2004	2003
Operating Activities:
Net income	$16,886	$18,691	$17,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,464	11,394	11,319
Deferred income tax provision	891	143	2,709
Loss on sale of assets	15	59	110
Changes in assets and liabilities:
Trade receivables	2,641	(7,745)	1,924
Inventories	16	(1,059)	2,345
Prepaid and other assets	(1,165)	(7,784)	(1,834)
Accounts payable	874	2,169	4,150
Accrued and other liabilities, net	275	5,453	(2,324)

Net cash provided by operating activities	32,897	21,321	35,988

Investing Activities:
Marketable securities purchased	(233,900)	(205,700)	(58,000)
Marketable securities sold	242,900	213,700	41,000
Property additions	(13,003)	(8,696)	(8,936)
Proceeds from sale of assets	152	623	312

Net cash used in investing activities	(3,851)	(73)	(25,624)

Financing Activities:
Debt repayments	—	(1,450)	(9,531)
Common stock cash dividend	—	(38,366)	—
Purchase of common stock	—	(255)	(267)
Proceeds from stock options exercised	146	854	122

Net cash provided by (used in) financing activities	146	(39,217)	(9,676)

Net Increase (Decrease) in Cash and Equivalents	29,192	(17,969)	688

Cash and Equivalents — Beginning of Year	25,365	43,334	42,646

Cash and Equivalents — End of Year	$54,557	$25,365	$43,334

Other Cash Flow Information:
Interest paid	$106	$133	$336
Income taxes paid	6,910	11,049	7,863
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, a 53rd week is added every five or six years. Fiscal 2005 and fiscal 2004 consist of 52 weeks while fiscal 2003 consists of 53 weeks.
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
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs and collections. At April 30, 2005 and May 1, 2004, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.
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
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 2005 are comprised of finished goods of $17,411,000 and raw materials of $12,327,000. Inventories at May 1, 2004 are comprised of finished goods of $16,349,000 and raw materials of $13,405,000.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, which advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs of future media advertising. Marketing costs, which are included in selling, general and administrative expenses, were $35.6 million in fiscal 2005, $41.2 million in fiscal 2004, and $39.4 million in fiscal 2003.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Included in average common shares outstanding are shares of common stock that option holders have elected to defer physical delivery following the exercise of stock options. Diluted net income per share also includes the dilutive effect of stock options, which amounted to 675,000 shares (2005), 1,229,000 shares (2004), and 1,320,000 shares (2003).
Property
Property is recorded at cost. Property additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.
Reclassifications
Reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifying $9 million of auction rate securities from their previously reported classification as cash equivalents to marketable securities at May 1, 2004. We have also made corresponding reclassifications to our Consolidated Statements of Cash Flows for fiscal 2004 and 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and equivalents.

Revenue Recognition
Revenue from product sales is recognized when title and risk of loss passes to the customer, which generally occurs upon delivery.
Sales Incentives
We offer various sales incentive arrangements to our customers, which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of expense for these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of revenues and actual amounts may vary from reported amounts.
Segment Reporting
We operate as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management.
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $41.4 million in fiscal 2005, $41.4 million in fiscal 2004, and $40.6 million in fiscal 2003.
Stock-Based Compensation
We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for stock-based awards to employees. Under APB 25, we generally recognize no compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant.
We apply Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”) for awards granted to non-employees after December 15, 1994. The fair value of option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of 10 years; volatility factor of 41% for fiscal 2005, 41% for 2004, and 42% for 2003; risk-free interest rates of approximately 5% for fiscal 2005, 4% for 2004, and 4% for 2003; and no dividend payments.
Had compensation cost for options granted to employees been recorded using the Black-Scholes option-pricing model, net income and basic and diluted earnings per share for each of the last three fiscal years would have been reduced on a pro forma basis by less than $200,000 and $.01 per share.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2. PROPERTY
Property as of April 30, 2005 and May 1, 2004 consisted of the following:

	(In thousands)
	2005	2004
Land	$10,187	$10,187
Buildings and improvements	38,743	37,693
Machinery and equipment	119,850	108,989

Total	168,780	156,869
Less accumulated depreciation	(105,901)	(97,334)

Property — net	$62,879	$59,535

Depreciation expense was $9,492,000 for fiscal 2005, $8,911,000 for fiscal 2004, and $8,740,000 for fiscal 2003.
3. INTANGIBLE ASSETS
Intangible assets as of April 30, 2005 and May 1, 2004 consisted of the following:

	(In thousands)
	2005	2004
Nonamortizable trademarks	$1,654	$1,587

Amortizable distribution rights and other	882	882
Less accumulated amortization	(597)	(521)

Net	285	361

Total — net	$1,939	$1,948

Amortization expense related to intangible assets was $83,000 for fiscal 2005, $63,000 for fiscal 2004, and $59,000 for fiscal 2003.
4. ACCRUED LIABILITIES
Accrued liabilities as of April 30, 2005 and May 1, 2004 consisted of the following:

	(In thousands)
	2005	2004
Accrued compensation	$5,383	$5,539
Accrued promotions	4,971	5,490
Other accrued liabilities	7,936	7,772

Total	$18,290	$18,801

5. DEBT
A subsidiary of the Company maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2007 and bear interest at 1/2% below the banks’ reference rate or 3/4% above LIBOR, at the subsidiary’s election. At April 30, 2005, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At April 30, 2005, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
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
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004 and 2003, we purchased 18,000 shares and 18,250 shares, respectively, which are classified as treasury stock. There were no shares purchased in fiscal 2005. Aggregate shares purchased since January 1998 were 502,060.
National Beverage is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide our Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Company’s Board of Directors. We incurred fees to CMA of $5.0 million for fiscal 2005, $5.1 million for fiscal 2004, and $5.0 million for fiscal 2003. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at April 30, 2005 and May 1, 2004 were amounts due CMA of $1.2 million and $1.3 million, respectively.
7. OTHER INCOME
Other income consisted of the following:

	(In thousands)
	2005	2004	2003
Interest income	$581	$603	$816
Loss on sale of assets, net	(15)	(59)	(110)
Gain on contract settlement	633	—	—

Total	$1,199	$544	$706

8. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	2005	2004	2003
Current	$8,645	$11,265	$8,163
Deferred	891	143	2,709

Total	$9,536	$11,408	$10,872

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	3.0	2.9
Other differences	(1.9)	(.1)	.3

Effective income tax rate	36.1%	37.9%	38.2%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Our deferred tax assets and liabilities as of April 30, 2005 and May 1, 2004 consisted of the following:

	(In thousands)
	2005	2004
Deferred tax assets:
Accrued expenses and other	$2,280	$3074
Inventory and amortizable assets	279	388

Total deferred tax assets	2,559	3462
Deferred tax liabilities:
Property	16,492	14,861
Intangibles and other	266	1,909

Total deferred tax liabilities	16,758	16,770

Net deferred tax liabilities	$14,199	$13,308

Current deferred tax assets — net	$1,759	$1,622

Noncurrent deferred tax liabilities — net	$15,958	$14,930

9. INCENTIVE AND RETIREMENT PLANS
The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,000,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,000,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of our Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,400,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.
Pursuant to a Special Stock Option Plan, National Beverage has authorized the issuance of options to purchase up to an aggregate of 1,500,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. National Beverage also authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.
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
The 1991 Stock Purchase Plan provides for the purchase of up to 1,280,000 shares of common stock by employees who (i) have been employed by our Company for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of April 30, 2005, no shares have been issued under the plan.
The following is a summary of stock option activity:

	(Shares in thousands)
	2005		2004		2003
		(1)		(1)		(1)
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,033	$2.82	1,869	$2.17	1,993	$2.30
Options granted	15	4.61	15	5.33	1	4.21
Options exercised	(56)	2.60	(748)	1.14	(82)	1.48
Options canceled	(16)	2.99	(103)	2.19	(43)	2.33

Outstanding at year-end	976	2.81	1,033	2.82	1,869	2.17

Exercisable at year-end	791	$2.75	817	$2.74	1,629	$2.03
Available for grant at year-end	2,960		2,459		2,351
Weighted average fair value of options granted		$6.01		$5.37		$4.59

(1)	Reflects weighted average exercise price except where noted.

The following is a summary of stock options outstanding as of April 30, 2005:

	(Shares in thousands)
	Options Outstanding			Options Exercisable
Range of	Remaining		Exercise		Exercise
Exercise Price	Life (1)	Shares	Price (2)	Shares	Price (2)
$.01—$1.91	4 years	235	$.92	212	$.92
$2.07—$2.84	5 years	388	2.60	292	2.53
$3.20—$3.69	7 years	185	3.67	142	3.69
$4.06—$6.82	9 years	168	4.98	145	4.94

	7 years	976	2.81	791	2.75

(1)	Reflects weighted average remaining contractual life.

(2)	Reflects weighted average exercise price.
During fiscal 2005, 2004 and 2003, approximately $361,000, $1,160,000, and $171,000, respectively, of accrued compensation and tax benefits related to stock options exercised was credited to additional paid-in capital. In addition, tax benefits related to cash dividends paid to holders of deferred shares and vested stock options aggregating $527,000 was credited to additional paid-in capital in fiscal 2005.
The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.3 million for fiscal 2005, $2.2 million for fiscal 2004, and $2.2 million for fiscal 2003.
10. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2012. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $9,298,000 for fiscal 2005, $8,828,000 for fiscal 2004, and $8,934,000 for fiscal 2003.
Our minimum lease payments under non-cancelable operating leases as of April 30, 2005 are as follows:

(In thousands)
Fiscal 2006	$4,866
Fiscal 2007	2,720
Fiscal 2008	1,608
Fiscal 2009	1,024
Fiscal 2010	287
Thereafter	225

Total minimum lease payments	$10,730

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

11. SUBSEQUENT EVENTS
In June 2005, we received approximately $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The proceeds less certain offsets and expenses will be recorded in our first quarter ended July 30, 2005. The amount received to date represents approximately 90% of the expected recovery and payment of the remaining balance is subject to final resolution of all claims.
12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2005
Net sales	$146,512	$124,858	$103,511	$120,691
Gross profit	48,337	39,482	32,542	35,005
Net income	8,856	4,120	586	3,324
Net income per share — basic	$.24	$.11	$.02	$.09
Net income per share — diluted	$.23	$.11	$.02	$.09

Fiscal 2004
Net sales	$145,665	$129,373	$107,026	$129,997
Gross profit	48,628	42,342	35,164	42,611
Net income	8,450	4,021	1,356	4,864
Net income per share — basic	$.23	$.11	$.04	$.13
Net income per share — diluted	$.22	$.11	$.04	$.13

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of National Beverage Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 30, 2005 and May 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
July 29, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of April 30, 2005. There has been no change in the Company’s internal control over financial reporting during the year ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning directors and the nominees for director of National Beverage Corp. is included under the caption “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of April 30, 2005.

Name	Age	Position with Company
Nick A. Caporella (1)	69	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	45	President

George R. Bracken (3)	60	Senior Vice President — Finance

Dean A. McCoy (4)	48	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally elected each year at the first meeting of the Board of Directors after the annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is included under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Performance Graph” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Party Transactions” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is included under the caption “Independent Auditors’ Fees” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this report:

		Page
2.	Financial Statement Schedules
	Schedule II — Valuation and Qualifying Accounts	34
	Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits
	See Exhibit Index which follows.
(b)	Reports on Form 8-K

On March 16, 2005, the Company filed a Form 8-K Current Report regarding a press release issued March 16, 2005, announcing the Company’s earnings for the fiscal quarter ended January 29, 2005.

(c)	Exhibits

See Item 15(a)3.

(d)	Financial Statement Schedules

See Item 15(a)2.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.12	Special Stock Option Plan (8)

10.13	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.14	Key Employee Equity Partnership Program (9)

10.15	Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (10)

10.16	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

Exhibit No.	Description
10.17	Amendment No. 4 to Amended and Restated Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

21.1	Subsidiaries of Registrant (12)

23.1	Consent of Independent Registered Certified Public Accounting Firm (12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form

S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(12)	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
National Beverage Corp.
(Registrant)

/s/ Dean A. McCoy

Dean A. McCoy
Senior Vice President and
Chief Accounting Officer
Date: July 29, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.

Nick A. Caporella	Samuel C. Hathorn, Jr.
Chairman of the Board and	Director
Chief Executive Officer	Date: July 29, 2005
Date: July 29, 2005

/s/ Joseph G. Caporella	/s/ S. Lee Kling

Joseph G. Caporella	S. Lee Kling
President and Director	Director
Date: July 29, 2005	Date: July 29, 2005

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President — Finance	Director
(Principal Financial Officer)	Date: July 29, 2005
Date: July 29, 2005

Schedule II
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 30, 2005, MAY 1, 2004 AND MAY 3, 2003
(In thousands)

	Balance at	Charged	Net	Balance
	Beginning	(Credited)	(Charge-Offs)	at End
Description	of Year	to Expenses	Recoveries	of Year
Year Ended April 30, 2005:
Allowance for doubtful trade receivables	$608	$271	$(294)	$585

Year Ended May 1, 2004:
Allowance for doubtful trade receivables	$562	$(660)	$706	$608

Year Ended May 3, 2003:
Allowance for doubtful trade receivables	$593	$63	$(94)	$562