Form 10-Q
period 2005-07-30
NATIONAL BEVERAGE CORP
filed 2005-09-13
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)
(954) 581-0922
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of September 8, 2005 was 37,052,876.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 30, 2005 AND APRIL 30, 2005
(In thousands, except share amounts)

	(Unaudited)
	July 30,	April 30,
	2005	2005
Assets
Current assets:
Cash and equivalents	$70,707	$54,557
Trade receivables — net of allowances of $657 ($585 at April 30, 2005)	49,529	46,135
Inventories	33,229	29,738
Deferred income taxes — net	1,818	1,759
Prepaid and other assets	5,442	7,657

Total current assets	160,725	139,846
Property — net	60,948	62,879
Goodwill	13,145	13,145
Intangible assets — net	1,924	1,939
Other assets	11,668	6,778

	$248,410	$224,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,361	$38,012
Accrued liabilities	21,958	18,290
Income taxes payable	6,293	1,582

Total current liabilities	71,612	57,884
Deferred income taxes — net	16,169	15,958
Other liabilities	7,547	7,449
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 41,037,260 shares (41,018,960 shares at April 30, 2005)	410	410
Additional paid-in capital	19,782	19,679
Retained earnings	150,740	141,057
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	153,082	143,296

	$248,410	$224,587

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 30, 2005 AND JULY 31, 2004
(In thousands, except per share amounts)

	(Unaudited)
	2005	2004
Net sales	$142,363	$146,512

Cost of sales	93,035	98,175

Gross profit	49,328	48,337

Selling, general and administrative expenses	33,873	34,126

Interest expense	25	25

Other income — net	162	75

Income before income taxes	15,592	14,261

Provision for income taxes	5,909	5,405

Net income	$9,683	$8,856

Net income per share —
Basic	$.26	$.24

Diluted	$.25	$.23

Average common shares outstanding — basic	37,619	37,560
Dilutive stock options	640	704

Average commons shares outstanding — diluted	38,259	38,264

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 30, 2005 AND JULY 31, 2004
(In thousands)

	(Unaudited)
	2005	2004
Operating Activities:
Net income	$9,683	$8,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,305	3,039
Deferred income tax provision (benefit)	152	(108)
Loss on sale of assets	176	5
Changes in assets and liabilities:
Trade receivables	(3,394)	(4,112)
Inventories	(3,491)	(2,878)
Prepaid and other assets	(3,429)	2,289
Accounts payable	5,349	1,603
Accrued and other liabilities, net	8,503	2,513

Net cash provided by operating activities	16,854	11,207

Investing Activities:
Marketable securities purchased	(72,850)	(32,000)
Marketable securities sold	72,850	23,000
Property additions	(1,518)	(2,277)
Proceeds from sale of assets	737	—

Net cash used in investing activities	(781)	(11,277)

Financing Activities:
Proceeds from stock options exercised	77	47

Net cash provided by financing activities	77	47

Net Increase (Decrease) in Cash and Equivalents	16,150	(23)

Cash and Equivalents — Beginning of Year	54,557	25,365

Cash and Equivalents — End of Period	$70,707	$25,342

Other Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	200	198
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 30, 2005
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.
2. STOCK-BASED COMPENSATION
As provided by SFAS 123, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. SFAS 123R, which will be effective for fiscal 2007, requires the use of the fair value method for all share-based payments. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month periods ended July 30, 2005 and July 31, 2004 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.
During the three months ended July 30, 2005, options for 18,300 shares were exercised at a weighted average exercise price of $4.20. At July 30, 2005, options to purchase 957,358 shares at a weighted average exercise price of $2.72 were outstanding and stock-based awards to purchase 2,959,902 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 30, 2005 are comprised of finished goods of $19,532,000 and raw materials of $13,697,000. Inventories at April 30, 2005 are comprised of finished goods of $17,411,000 and raw materials of $12,327,000.

4. PROPERTY
Property consists of the following:

	(In thousands)
	July 30,	April 30,
	2005	2005
Land	$9,738	$10,187
Buildings and improvements	38,504	38,743
Machinery and equipment	120,862	119,850

Total	169,104	168,780
Less accumulated depreciation	(108,156)	(105,901)

Property — net	$60,948	$62,879

Depreciation expense was $2,536,000 and $2,388,000 for the three-month periods ended July 30, 2005 and July 31, 2004, respectively.
5. DEBT AND LEASE COMMITMENTS
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2007 and bear interest at 1/2% below the banks’ reference rate or 3/4% above LIBOR, at the subsidiary’s election. At July 30, 2005, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At July 30, 2005, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
In July 2005, the Company entered into an equipment lease. Under the terms of the lease, the Company has guaranteed a residual value of the equipment at the end of the lease term (approximately $11.6 million). No liability has been recorded for the guarantee as management believes that the potential recovery of value from the equipment when sold will be greater than the residual value.
6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the three months ended July 30, 2005 and aggregate shares purchased since January 1998 was 502,060. Such shares are classified as treasury stock.
7. FRUCTOSE SETTLEMENT
In June 2005, we received approximately $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The proceeds less offsets and expenses of $.5 million were recorded as a reduction in cost of sales in the first quarter ended July 30, 2005. The amount received to date represents approximately 90% of the expected recovery and payment of the remaining balance is subject to final resolution of all claims.
8. CHANGES IN ACCOUNTING STANDARDS
Management has reviewed the current changes in accounting standards and does not expect any of these changes to have a material impact on the Company.
9. RECLASSIFICATIONS
Reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifications to our Condensed Consolidated Statements of Cash Flows for the first quarter of fiscal 2005 to reflect the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and equivalents.

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

RESULTS OF OPERATIONS
Three Months Ended July 30, 2005 (first quarter of fiscal 2006) compared to
Three Months Ended July 31, 2004 (first quarter of fiscal 2005)
Net sales for the three months ended July 30, 2005 decreased approximately 1.6% to $142.4 million compared to the first quarter of fiscal 2005, after adjusting for the $1.8 million received last year from a customer relative to a recovery of pricing and promotional allowances for product shipped in a previous period. This decrease was primarily the result of an 11.7% volume decline of allied branded product related to our decision to eliminate certain lower margin business. Branded volume declined 1.7% as a result of price increases initiated last year to offset raw material cost increases. However, the related sales decline was offset by pricing improvements and favorable product mix changes, including increased sales of our energy drink, Rip It. Excluding the $1.8 million noted above, net sales per unit increased approximately 2.1% during the first quarter of fiscal 2006.
Gross profit approximated 34.6% of net sales for the first quarter of fiscal 2006 and 33.0% of net sales for the first quarter of fiscal 2005. This increase was due to net proceeds of $7.2 million received from a fructose settlement partially offset by the effects of higher cost of goods sold, lower volume, and the $1.8 million noted above. Excluding the fructose settlement, cost of goods sold per unit increased approximately 5.9%, primarily due to higher packaging and energy costs. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $33.9 million or 23.8% of net sales for the first quarter of fiscal 2006, compared to $34.1 million or 23.3% of net sales for last year. The decrease in expenses was due primarily to lower distribution and marketing costs of $321,000 and $482,000, respectively, related to the decline in sales volume.
Other income includes interest income of $293,000 (fiscal 2006) and $80,000 (fiscal 2005). The increase in interest income is due to higher invested balances and investment yields. Also, other income in the first quarter of fiscal 2006 includes a loss of $176,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.9% of income before taxes for the first quarter of fiscal 2006 and fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $9,683,000 for the first quarter of fiscal 2006, compared to $8,856,000 for the first quarter of fiscal 2005.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at July 30, 2005. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.

Cash Flows
During the first three months of fiscal 2006, we generated cash of $16.9 million from operating activities, which was partially offset by $781,000 expended for investing activities. Cash provided by operating activities increased $5.6 million primarily due to an increase in earnings and a decrease in working capital requirements. Cash used in investing activities decreased $10.5 million due to a change in net marketable securities purchased and a decline in property additions.
Financial Position
During the first three months of fiscal 2006, our working capital increased $7.2 million to $89.1 million primarily due to cash generated from operations. The increase in trade receivables, inventories and accounts payable was due to higher sales volume related to seasonality. At July 30, 2005, the current ratio was 2.2 to 1 compared to 2.4 to 1 at April 30, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
As of July 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal

Financial Officer (“PFO”). Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures as of July 30, 2005 were effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	Exhibit 20.1	Audit Committee Charter
	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
On August 1, 2005, the Company filed a Form 8-K Current Report regarding a press release issued July 29, 2005, announcing the Company’s financial results for the fiscal year ended April 30, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 13, 2005

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer