Form 10-Q
period 2005-10-29
NATIONAL BEVERAGE CORP
filed 2005-12-13
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)
(954) 581-0922

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of December 8, 2005 was 37,146,876.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 29, 2005 AND APRIL 30, 2005
(In thousands, except share amounts)

	(Unaudited)
	October 29,	April 30,
	2005	2005
Assets
Current assets:
Cash and equivalents	$70,795	$54,557
Trade receivables — net of allowances of $558 ($585 at April 30, 2005)	43,082	46,135
Inventories	34,030	29,738
Deferred income taxes — net	1,878	1,759
Prepaid and other assets	4,919	7,657

Total current assets	154,704	139,846
Property — net	60,050	62,879
Goodwill	13,145	13,145
Intangible assets — net	1,910	1,939
Other assets	11,246	6,778

	$241,055	$224,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,859	$38,012
Accrued liabilities	22,848	18,290
Income taxes payable	2,185	1,582

Total current liabilities	58,892	57,884
Deferred income taxes — net	16,380	15,958
Other liabilities	7,562	7,449
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 41,172,660 shares (41,018,960 shares at April 30, 2005)	412	410
Additional paid-in capital	20,345	19,679
Retained earnings	155,314	141,057
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	158,221	143,296

	$241,055	$224,587

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
(In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	$131,502	$124,858	$273,865	$271,370

Cost of sales	90,282	85,376	183,317	183,551

Gross profit	41,220	39,482	90,548	87,819

Selling, general and administrative expenses	34,306	32,947	68,179	67,073

Interest expense	25	26	50	51

Other income — net	293	126	455	201

Income before income taxes	7,182	6,635	22,774	20,896

Provision for income taxes	2,608	2,515	8,517	7,920

Net income	$4,574	$4,120	$14,257	$12,976

Net income per share -
Basic	$.12	$.11	$.38	$.35

Diluted	$.12	$.11	$.37	$.34

Average common shares outstanding — basic	37,705	37,574	37,662	37,567
Dilutive stock options	561	666	601	685

Average common shares outstanding — diluted	38,266	38,240	38,263	38,252

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
(In thousands)

	(Unaudited)
	2005	2004
Operating Activities:
Net income	$14,257	$12,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,689	6,183
Deferred income tax provision (benefit)	303	(218)
Loss on sale of assets	287	7
Changes in assets and liabilities:
Trade receivables	3,053	4,540
Inventories	(4,292)	(1,418)
Prepaid and other assets	(3,277)	2,357
Accounts payable	(4,153)	(6,020)
Accrued and other liabilities, net	5,626	1,542

Net cash provided by operating activities	18,493	19,949

Investing Activities:
Marketable securities purchased	(92,900)	(96,000)
Marketable securities sold	92,900	80,000
Property additions	(3,302)	(6,426)
Proceeds from sale of assets	731	—

Net cash used in investing activities	(2,571)	(22,426)

Financing Activities:
Proceeds from stock options exercised	316	58

Net Increase (Decrease) in Cash and Equivalents	16,238	(2,419)

Cash and Equivalents — Beginning of Year	54,557	25,365

Cash and Equivalents — End of Period	$70,795	$22,946

Other Cash Flow Information:
Interest paid	$52	$53
Income taxes paid	6,489	3,313
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 29, 2005
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
2. STOCK-BASED COMPENSATION
As provided by SFAS 123, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. SFAS 123R, which will be effective for the Company in fiscal 2007, requires the use of the fair value method for all share-based payments. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month and six-month periods ended October 29, 2005 and October 30, 2004 would have been reduced on a pro forma basis by less than $100,000 and $.01 per share for each period.
During the six months ended October 29, 2005, options for 3,000 shares were granted at a weighted average exercise price of $4.81 and options for 153,700 shares were exercised at a weighted average exercise price of $2.06. At October 29, 2005, options to purchase 824,958 shares at a weighted average exercise price of $2.86 were outstanding and stock-based awards to purchase 2,956,902 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 29, 2005 are comprised of finished goods of $21,013,000 and raw materials of $13,017,000. Inventories at April 30, 2005 are comprised of finished goods of $17,411,000 and raw materials of $12,327,000.

4. PROPERTY
Property consists of the following:

	(In thousands)
	October 29,	April 30,
	2005	2005
Land	$9,739	$10,187
Buildings and improvements	38,907	38,743
Machinery and equipment	121,325	119,850

Total	169,971	168,780
Less accumulated depreciation	(109,921)	(105,901)

Property — net	$60,050	$62,879

Depreciation expense was $2,577,000 and $5,113,000 for the three-month and six-month periods ended October 29, 2005, respectively, and $2,386,000 and $4,774,000 for the three-month and six-month periods ended October 30, 2004, respectively.
5. DEBT AND LEASE COMMITMENTS
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2007 and bear interest at 1/2% below the banks’ reference rate or 3/4% above LIBOR, at the subsidiary’s election. At October 29, 2005, there was no debt outstanding under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At October 29, 2005, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the six months ended October 29, 2005. Aggregate shares purchased since January 1998 was 502,060 and are classified as treasury stock.
7. FRUCTOSE SETTLEMENT
In June 2005, we received a partial payment of $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The amount received, less offsets and expenses of $.5 million, were recorded as a reduction in cost of sales in the six-month period ended October 29, 2005. Subsequent to October 29, 2005, the Company received $1.2 million, representing the final payment due under the settlement. Such amount will be recorded in the third quarter ended January 28, 2006 as a reduction in cost of sales.

8. CHANGES IN ACCOUNTING STANDARDS
Management has reviewed the current and proposed changes in accounting standards and does not expect any of these changes to have a material impact on the Company.
9. RECLASSIFICATIONS
Reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifications to our Condensed Consolidated Statements of Cash Flows for the six months ended October 30, 2004 to reflect the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and equivalents.

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

RESULTS OF OPERATIONS
Three Months Ended October 29, 2005 (second quarter of fiscal 2006) compared to Three Months Ended October 30, 2004 (second quarter of fiscal 2005)
Net sales for the three months ended October 29, 2005 increased 5.3% to $131.5 million compared to the second quarter of fiscal 2005. This increase was due to sales of Rip It energy drinks, a 6.2% improvement in pricing and a 1.7% increase in branded volume, partially offset by a 13.9% decline in allied volume. Also, volume was negatively impacted by the effects of three hurricanes during the second quarter of fiscal 2006.
Gross profit approximated 31.3% of net sales for the second quarter of fiscal 2006 and 31.6% of net sales for the second quarter of fiscal 2005. The decline in gross margin was due to the effects of higher energy and packaging costs partially offset by the pricing improvements mentioned above. Cost of goods sold per unit increased 6.7% over the comparable period last year.
Selling, general and administrative expenses were $34.3 million or 26.1% of net sales for the second quarter of fiscal 2006 compared to $32.9 million or 26.4% of net sales for last year. The decline as a percent to sales was due to the effect of higher sales on fixed expenses. The $1.4 million increase was due to increases in distribution and administrative expenses.
Other income includes interest income of $404,000 (fiscal 2006) and $128,000 (fiscal 2005). The increase in interest income is due to higher invested balances and investment yields. Also, other income in the second quarter of fiscal 2006 includes a loss of $111,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 36.3% of income before taxes for the second quarter of fiscal 2006 and 37.9% for the comparable period in fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $4,574,000 for the second quarter of fiscal 2006 compared to $4,120,000 for the second quarter of fiscal 2005.
Six Months Ended October 29, 2005 (first six months of fiscal 2006) compared to Six Months Ended October 30, 2004 (first six months of fiscal 2005)
Net sales for the six months ended October 29, 2005 increased 1.6% to $273.9 million compared to the first six months of fiscal 2005, excluding $1.8 million received last year from a customer relative to a recovery of pricing and promotional allowances for product shipped in a previous period. The increase was due to sales of Rip It energy drinks and pricing improvements partially offset by a 12.6% decline in allied case volume. Excluding the $1.8 million noted above, net sales per unit increased 4.0% during the first six months of fiscal 2006.
Gross profit approximated 33.1% of net sales for the first six months of fiscal 2006 and 32.4% of net sales for the first six months of fiscal 2005. This improvement was due to net proceeds of $7.2 million received from a fructose settlement partially offset by the effects of higher cost of goods sold, lower volume, and the $1.8 million noted above. Excluding the fructose settlement, cost of goods sold per unit increased approximately 6.3%, primarily due to higher packaging and energy costs. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $68.2 million or 24.9% of net sales for the first six months of fiscal 2006 compared to $67.1 million or 24.7% of net sales for last year. The increase in expenses was due to higher distribution and administrative expenses.
Other income includes interest income of $697,000 (fiscal 2006) and $208,000 (fiscal 2005). The increase in interest income is due to higher invested balances and investment yields. Also, other income in the first six months of fiscal 2006 includes a loss of $287,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.4% of income before taxes for the first six months of fiscal 2006 and 37.9% for the comparable period in fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $14,257,000 for the first six months of fiscal 2006 compared to $12,976,000 for the first six months of fiscal 2005.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at October 29, 2005. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
Cash Flows
During the first six months of fiscal 2006, we generated cash of $18.5 million from operating activities, which was partially offset by $2.6 million expended for investing activities. Cash provided by operating activities decreased $1.5 million primarily due to an increase in working capital requirements. Cash used in investing activities decreased $19.9 million primarily due to declines in net marketable securities purchased and property additions.
Financial Position
During the first six months of fiscal 2006, our working capital increased $13.9 million to $95.8 million primarily due to cash generated from operations. Trade receivables declined $3.1 million due to an improvement in days sales outstanding and inventory increased $4.3 million due to the effects of new products introduced and cost increases. Prepaid and other assets decreased $2.7 million due to declines in income tax refund receivables and prepaid expenses. At October 29, 2005, the current ratio was 2.6 to 1 compared to 2.4 to 1 at April 30, 2005.

Liquidity
We continually evaluate capital projects designed to expand capacity, enhance packaging capabilities and improve efficiencies at our manufacturing facilities. In the latter part of fiscal 2004, we initiated several capital expenditure programs to upgrade our manufacturing facilities, which resulted in increased capital expenditures. Such programs have continued in fiscal 2006; however, capital expenditures in fiscal 2006 are not expected to exceed fiscal 2005 amounts.
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
ITEM 4. CONTROLS AND PROCEDURES
As of October 29, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures as of October 29, 2005 were effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the company’s Annual Meeting of Shareholders held September 30, 2005, Mr. Nick A. Caporella was re-elected to the Board of Directors for a three-year term. Of the 36,392,712 shares voted, 35,183,955 shares were voted for the election and 1,208,757 shares were withheld.
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

On September 14, 2005, the Company filed a Form 8-K Current Report regarding a press release issued September 13, 2005, announcing the Company’s financial results for the first quarter ended July 30, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 13, 2005

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer