Form 10-Q
period 2006-01-28
NATIONAL BEVERAGE CORP
filed 2006-03-14
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2006
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL (Address of principal executive offices)	33324 (Zip Code)
(954) 581-0922
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of March 8, 2006 was 37,413,576.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 28, 2006 AND APRIL 30, 2005
(In thousands, except share amounts)

	(Unaudited)
	January 28,	April 30,
	2006	2005
Assets
Current assets:
Cash and equivalents	$37,163	$54,557
Trade receivables — net of allowances of $526 ($585 at April 30, 2005)	38,216	46,135
Inventories	33,194	29,738
Deferred income taxes — net	1,938	1,759
Prepaid and other assets	5,698	7,657

Total current assets	116,209	139,846
Property — net	59,513	62,879
Goodwill	13,145	13,145
Intangible assets — net	1,896	1,939
Other assets	10,844	6,778

	$201,607	$224,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,095	$38,012
Accrued liabilities	20,660	18,290
Income taxes payable	2,910	1,582

Total current liabilities	53,665	57,884
Deferred income taxes — net	16,591	15,958
Other liabilities	7,592	7,449
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 41,444,960 shares (41,018,960 shares at April 30, 2005)	414	410
Additional paid-in capital	21,605	19,679
Retained earnings (1)	119,590	141,057
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	123,759	143,296

	$201,607	$224,587

(1)	Reflects a $38 million cash dividend paid in January 2006.
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 2006 AND JANUARY 29, 2005
(In thousands, except per share amounts)

		(Unaudited)
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$109,587	$103,511	$383,452	$374,881

Cost of sales	74,667	70,969	257,984	254,520

Gross profit	34,920	32,542	125,468	120,361

Selling, general and administrative expenses	31,645	31,777	99,824	98,850

Interest expense	27	27	77	78

Other income — net	424	205	879	406

Income before income taxes	3,672	943	26,446	21,839

Provision for income taxes	1,375	357	9,892	8,277

Net income	$2,297	$586	$16,554	$13,562

Net income per share —
Basic	$.06	$.02	$.44	$.36

Diluted	$.06	$.02	$.43	$.35

Average common shares outstanding — basic	37,860	37,578	37,728	37,571
Dilutive stock options	465	688	555	686

Average common shares outstanding — diluted	38,325	38,266	38,283	38,257

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 28, 2006 AND JANUARY 29, 2005
(In thousands)

	(Unaudited)
	2006	2005
Operating Activities:
Net income	$16,554	$13,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,049	9,274
Deferred income tax provision (benefit)	454	(326)
Loss on sale of assets	354	—
Changes in assets and liabilities:
Trade receivables	7,919	8,770
Inventories	(3,456)	(1,908)
Prepaid and other assets	(4,370)	980
Accounts payable	(7,917)	(5,727)
Accrued and other liabilities, net	4,870	(966)

Net cash provided by operating activities	24,457	23,659

Investing Activities:
Marketable securities purchased	(269,875)	(188,900)
Marketable securities sold	269,875	174,900
Property additions	(5,472)	(10,159)
Proceeds from sale of assets	741	7

Net cash used in investing activities	(4,731)	(24,152)

Financing Activities:
Common stock cash dividend	(38,021)	—
Proceeds from stock options exercised	901	66

Net cash provided by (used in) financing activities	(37,120)	66

Net Decrease in Cash and Equivalents	(17,394)	(427)

Cash and Equivalents — Beginning of Year	54,557	25,365

Cash and Equivalents — End of Period	$37,163	$24,938

Other Cash Flow Information:
Interest paid	$79	$79
Income taxes paid	6,649	6,600
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 28, 2006
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
2. STOCK-BASED COMPENSATION
As provided by SFAS 123, we use the intrinsic value method to account for stock based compensation awarded to employees, which generally does not recognize any compensation expense with respect to such awards unless the exercise price of options granted is less than the market price on the date of grant. SFAS 123R, which will be effective for the Company in fiscal 2007, requires the use of the fair value method for all share-based payments. Had the fair value method been used, net income and basic and diluted earnings per share for the three-month and nine-month periods ended January 28, 2006 and January 29, 2005 would have been reduced on a pro forma basis by less than $200,000 and $.01 per share, respectively.
During the nine months ended January 28, 2006, options for 121,050 shares were granted at a weighted average exercise price of $7.39 and options for 418,000 shares were exercised at a weighted average exercise price of $2.16. At January 28, 2006, options to purchase 683,108 shares at a weighted average exercise price of $3.84 were outstanding and stock-based awards to purchase 2,839,252 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 28, 2006 are comprised of finished goods of $19,413,000 and raw materials of $13,781,000. Inventories at April 30, 2005 are comprised of finished goods of $17,411,000 and raw materials of $12,327,000.

4. PROPERTY
Property consists of the following:

	(In thousands)
	January 28,	April 30,
	2006	2005
Land	$9,739	$10,187
Buildings and improvements	39,085	38,743
Machinery and equipment	122,793	119,850

Total	171,617	168,780
Less accumulated depreciation	(112,104)	(105,901)

Property – net	$59,513	$62,879

Depreciation expense was $2,630,000 and $7,743,000 for the three-month and nine-month periods ended January 28, 2006, respectively, and $2,323,000 and $7,097,000 for the three-month and nine-month periods ended January 29, 2005, respectively.
5. DEBT AND LEASE COMMITMENTS
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2007 and bear interest at 1/2% below the banks’ reference rate or 3/4% above LIBOR, at the subsidiary’s election. At January 28, 2006, there was no debt outstanding under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At January 28, 2006, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the nine months ended January 28, 2006. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
On January 27, 2006, the Company paid a special cash dividend of $1.00 per share, aggregating $38 million, to shareholders of record on January 5, 2006, including holders of deferred shares.
7. FRUCTOSE SETTLEMENT
In June 2005, we received a partial payment of $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The amount received, less offsets and expenses of $.5 million, was recorded as a reduction in cost of sales in the first quarter of fiscal 2006. In November 2005, the Company received $1.2 million, representing the final payment due under the settlement. Such amount was recorded in the third quarter ended January 28, 2006 as a reduction in cost of sales.
8. CHANGES IN ACCOUNTING STANDARDS
Management has reviewed the current and proposed changes in accounting standards and does not expect any of these changes to have a material impact on the Company.
9. RECLASSIFICATIONS
Reclassifications have been made to prior year amounts to conform to the current year presentation, including reclassifications to our Condensed Consolidated Statements of Cash Flows for the nine months ended January 29, 2005 to reflect the gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and equivalents.

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
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay, and Rip It. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. Recently, the Company developed and introduced powdered beverage products under the Rip It and PowerBlast™ names for distribution in this channel. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Three Months Ended January 28, 2006 (third quarter of fiscal 2006) compared to
Three Months Ended January 29, 2005 (third quarter of fiscal 2005)
Net sales for the three months ended January 28, 2006 increased 5.9% to $109.6 million compared to the third quarter of fiscal 2005. Led by higher sales of Rip It energy drinks, the Company reported a 3.2% improvement in pricing and a 4.6% increase in branded volume, partially offset by a slight decline in lower margin allied volume.
Gross profit approximated 31.9% of net sales for the third quarter of fiscal 2006 and 31.4% of net sales for the third quarter of fiscal 2005. The improvement in gross margin was due to the effects of the pricing improvements mentioned above and $1.2 million received from a fructose settlement partially offset by higher energy and packaging costs. Excluding the fructose settlement, cost of goods sold per unit increased 4.2% over the comparable period last year. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $31.6 million or 28.9% of net sales for the third quarter of fiscal 2006 compared to $31.8 million or 30.7% of net sales for last year. The decline as a percent of sales was due to the effect of higher sales on fixed expenses.
Other income includes interest income of $484,000 (fiscal 2006) and $198,000 (fiscal 2005). The increase in interest income is due to higher invested balances and investment yields. Also, other income in the third quarter of fiscal 2006 includes a loss of $67,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.4% of income before taxes for the third quarter of fiscal 2006 and 37.9% for the comparable period in fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $2,297,000 for the third quarter of fiscal 2006 compared to $586,000 for the third quarter of fiscal 2005.
Nine Months Ended January 28, 2006 (first nine months of fiscal 2006) compared to
Nine Months Ended January 29, 2005 (first nine months of fiscal 2005)
Net sales for the nine months ended January 28, 2006 increased 2.8% to $383.5 million compared to the first nine months of fiscal 2005, excluding $1.8 million received last year from a customer relative to a recovery of pricing and promotional allowances for product shipped in a previous period. The increase was due to higher sales of Rip It energy drinks and pricing improvements partially offset by an 11.7% decline in allied case volume. Excluding the $1.8 million noted above, net sales per unit increased 3.8% during the first nine months of fiscal 2006. Also, volume was negatively impacted by the effects of three hurricanes in fiscal 2006.
Gross profit approximated 32.7% of net sales for the first nine months of fiscal 2006 and 32.1% of net sales for the first nine months of fiscal 2005. This improvement was due to net proceeds of $8.4 million received from a fructose settlement partially offset by the effects of higher cost of goods sold, lower allied case volume, and the $1.8 million noted above. Excluding the fructose settlement, cost of goods sold per unit increased approximately 5.7%, primarily due to higher raw material costs. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $99.8 million or 26.0% of net sales for the first nine months of fiscal 2006 compared to $98.9 million or 26.4% of net sales for last year. The decline as a percent of sales was due to the effect of higher sales on fixed expenses.
Other income includes interest income of $1.2 million (fiscal 2006) and $406,000 (fiscal 2005). The increase in interest income is due to higher invested balances and investment yields. Also, other income in the first nine months of fiscal 2006 includes a loss of $354,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.4% of income before taxes for the first nine months of fiscal 2006 and 37.9% for the comparable period in fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $16,554,000 for the first nine months of fiscal 2006 compared to $13,562,000 for the first nine months of fiscal 2005.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which approximately $42 million was available for future borrowings at January 28, 2006. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
Cash Flows
During the first nine months of fiscal 2006, $24.5 million was provided from operating activities, which was offset by $4.7 million used for investing activities and $37.1 million used for financing activities. Cash provided by operating activities increased $798,000 due to an increase in earnings partially offset by an increase in working capital requirements. Cash used in investing activities decreased $19.4 million due to a decline in property additions and net marketable securities purchased. Cash used in financing activities increased $37.2 million due to a $38 million cash dividend paid in January 2006.
Financial Position
During the first nine months of fiscal 2006, our working capital decreased $19.4 million to $62.5 million primarily due to the cash dividend paid in January 2006. Trade receivables declined $7.9 million due to an improvement in days sales outstanding and lower sales related to seasonality. Inventory increased $3.5 million due to the effects of new products introduced and cost increases. Prepaid and other assets decreased $2.0 million due to declines in income tax refund receivables and certain prepaid expenses. At January 28, 2006, the current ratio was 2.2 to 1 compared to 2.4 to 1 at April 30, 2005.

Liquidity
We continually evaluate capital projects designed to expand capacity, enhance packaging capabilities and improve efficiencies at our manufacturing facilities. In the latter part of fiscal 2004, we initiated several capital expenditure programs to upgrade our manufacturing facilities, which resulted in increased capital expenditures in fiscal 2005 and, to a lesser extent, in fiscal 2006. Capital expenditures in fiscal 2006 are expected to be less than fiscal 2005 amounts.
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
ITEM 4. CONTROLS AND PROCEDURES
As of January 28, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based on that evaluation, our CEO and PFO concluded that our disclosure controls and procedures as of January 28, 2006 were effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On November 17, 2005, the Company filed a Form 8-K Current Report regarding a press release issued November 16, 2005, announcing the introduction of new products.

On December 13, 2005, the Company filed a Form 8-K Current Report regarding a press release issued December 13, 2005, announcing the Company’s financial results for the second quarter ended October 29, 2005.

On December 23, 2005, the Company filed a Form 8-K Current Report regarding a press release issued December 23, 2005, announcing a special cash dividend of $1.00 per share payable January 27, 2006 to shareholders of record on January 5, 2006.

On January 27, 2006, the Company filed a Form 8-K Current Report regarding a letter sent to the shareholders of the Company regarding the payment of the special cash dividend declared on December 23, 2005.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 14, 2006

National Beverage Corp. (Registrant)

By:	/s/ Dean A. McCoy

Dean A. McCoy Senior Vice President and Chief Accounting Officer