Form 10-K
period 2006-04-29
NATIONAL BEVERAGE CORP
filed 2006-07-28
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED APRIL 29, 2006
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
Registrant’s telephone number, including area code: (954) 581-0922
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 28, 2005 was approximately $61.2 million.
The number of shares of Registrant’s common stock outstanding as of July 17, 2006 was 37,575,209.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed on or before August 28, 2006 are incorporated by reference in Part III of this report.

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
Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCroix®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce energy drinks and powdered beverage products, including Rip It®, an energy drink in liquid and powdered form geared toward young consumers and PowerBlast ™ Energy Fuel, a powdered nutritional beverage product for “on-the-go” consumers. Other products include Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers as well as soft drinks for other beverage companies.
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
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with modern packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
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

We also offer Rip It energy drinks in a variety of flavors, and Rip It and PowerBlast powdered energy products for the “on-the-go” consumer.
The volume of the “flavor segment” of the soft drink market continues to grow, as opposed to declining cola volume, and alternative beverage products are being consumed with greater frequency. We believe that we will continue to benefit from these trends, which are consistent with our “fantasy of flavors” strategy emphasizing our distinctive flavored soft drinks, energy drinks, juices and other specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our Company’s total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements, and the “dichotomization” and expansion of our brands in order to increase demand for non-carbonated and alternative beverages.
MANUFACTURING
Our Company’s thirteen plants are strategically located in major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each market. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.
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
We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we are able to assure manufacture of our product in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provide us with a strategic advantage in servicing the growing presence of national retailers and mass-merchandisers. Our Company also maintains research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.
DISTRIBUTION
We utilize a hybrid distribution system to deliver our products through four primary distribution channels: take-home, convenience, food-service and vending.
The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and dollar stores. We distribute our products to this channel through the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from our manufacturing facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its outlet locations with other goods. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.
We also distribute our products to the convenience channel through our own direct-store delivery fleets and those of independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay, Rip It and PowerBlast. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics.
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
Our sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, diversified packaging, endorsements and sponsorships, and consumer coupon distribution. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. We believe these elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, National Beverage sponsors special holiday promotions including St. Nick’s, which features special holiday flavors and packaging.
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
Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. We use Splenda® sweetener in certain of our sugar-free products, which is currently available from only one supplier and may be in short supply during certain periods. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations. A significant portion of our raw material purchases is comprised of aluminum cans.
SEASONALITY
Our sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. The volume of sales may be affected by weather conditions.
COMPETITION
The carbonated soft drink market and the non-carbonated beverage market are highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. We compete with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than us and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through strong regional brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, specialized advertising and, for some product lines, value pricing.
TRADEMARKS
We maintain registered trademarks for our brands in the United States and abroad, which are significant to the business of our Company. Shasta, Faygo, Ritz, LaCroix, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Rip It, PowerBlast, Ohana, and St. Nick’s are among the trademarks of National Beverage. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.
GOVERNMENTAL REGULATION
The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Our management believes that we are in compliance in all material respects with such existing legislation.
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
EMPLOYEES
As of April 29, 2006, we employed approximately 1,400 people, of which approximately 400 are covered by collective bargaining agreements. We believe that relations with employees are good.
AVAILABLE INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.
Any person may obtain a copy of the Company’s Code of Ethics by making a written request to the Corporate Secretary and mailing it to National Beverage Corp., One North University Drive, Fort Lauderdale, Florida 33324.

ITEM 1A. RISK FACTORS
In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and certainties not presently known to the Company, or that the Company currently deems immaterial, may also impair its business and results of operations.
Changes in consumer preferences and taste. There has been an increasing focus on health and wellness in the beverage industry. This has led to a decline in the consumption of caloric carbonated soft drinks and an increase in the consumption of products perceived to deliver health, wellness and/or functionality. If we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our results of operations and financial condition could be adversely affected.
Competition. The beverage industry is extremely competitive. Our products compete with a broad range of beverage products, most of which are manufactured and distributed by companies with substantially greater financial, marketing and distribution resources. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Discounting and other competitive action may make it more difficult to sustain revenues and profits.
Customer consolidation. Our retail customer base has been consolidating over the last several years resulting in fewer customers with increased purchasing power. This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers. Our inability to meet the demands of our larger customers could lead to a loss of business and adversely affect our results of operations and financial position.
Supply of raw materials. The production of our products is dependent on certain raw materials, including aluminum, resin, fuel, linerboard and corn. These commodities are subject to price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy costs. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, national emergencies, natural disasters, supply shortages or other events could affect our continued supply of raw materials. If the price of raw materials increases or the availability of raw materials is limited, our results of operations and financial condition could be adversely affected.
Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. New laws or regulations or changes in existing laws or regulations could negatively impact our financial results through higher operating costs to achieve compliance.
Section 404 of the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules currently in effect, we will have to furnish a report of management’s assessment of the effectiveness of our internal controls at April 28, 2007. If it is determined that our internal controls over financial reporting are not effective, investors could lose confidence in our reported financial information. Also, preparing for and complying with Section 404 of the Sarbanes-Oxley Act of 2002 will increase our cost of being a public company in fiscal 2007 and beyond.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our principal properties include thirteen production facilities located in eleven states, which, in the aggregate, comprise approximately two million square feet. We own eleven production facilities in the following states: Arizona, California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2007. We believe our facilities are generally in good condition and sufficient to meet present needs. We periodically review the capabilities of our facilities and, on the basis of such review, may from time to time acquire additional facilities and/or dispose of existing facilities.
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
No matters were voted upon during the fourth quarter of fiscal 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$8.66	$7.18	$10.29	$7.50
Second Quarter	$8.76	$7.07	$9.30	$7.74
Third Quarter	$10.00	$7.00	$9.89	$8.06
Fourth Quarter	$16.00	$8.31	$9.20	$7.00
Excluding beneficial owners of our Common Stock whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 700 shareholders of record at July 17, 2006, according to records maintained by our transfer agent.
On January 27, 2006 and April 30, 2004, the Company paid a special cash dividend of $1.00 per share. Currently, the Board of Directors has no plans to declare additional cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29,	April 30,	May 1,	May 3,	April 27,
	2006	2005	2004	2003 (1)	2002
SUMMARY OF OPERATIONS:
Net sales	$516,802	$495,572	$512,061	$500,430	$502,778
Cost of sales	349,131	340,206	343,316	335,457	339,041

Gross profit	167,671	155,366	168,745	164,973	163,737
Selling, general and administrative expenses	135,090	130,037	139,058	136,902	136,925
Interest expense	105	106	132	316	857
Other income - net	2,416	1,199	544	706	867

Income before income taxes	34,892	26,422	30,099	28,461	26,822
Provision for income taxes	12,666	9,536	11,408	10,872	10,270

Net income	$22,226	$16,886	$18,691	$17,589	$16,552

PER SHARE DATA:
Basic net income (2)	$.59	$.45	$.51	$.48	$.45
Diluted net income (2)	.58	.44	.49	.46	.44
Cash dividends paid (3)	1.00	—	1.00	—	—
Closing stock price	15.36	7.10	9.08	7.10	7.20

BALANCE SHEET DATA:
Working capital	$75,025	$81,962	$64,967	$79,785	$70,164
Property - net	56,027	62,879	59,535	60,432	60,658
Total assets	218,339	224,587	205,378	218,195	205,685
Long-term debt	—	—	—	300	10,981
Deferred income taxes - net	17,783	15,958	14,930	14,843	12,072
Shareholders’ equity (3)	130,860	143,296	125,376	143,292	125,677

(1)	Fiscal 2003 consisted of 53 weeks.

(2)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Share amounts have been adjusted for the 100% stock dividend distributed on March 22, 2004.

(3)	In January 2006 and April 2004, the Company paid a special cash dividend of $1.00 per share, aggregating $38.0 million and $38.4 million, respectively.

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
Our lines of multi-flavored soft drinks, including those of our flagship brands, Shasta® and Faygo®, emphasize distinctive flavor variety. In addition, we offer an assortment of premium beverages geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCroix®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. We also produce energy drinks and powdered beverage products, including Rip It®, an energy drink in liquid and powdered form geared toward young consumers and PowerBlast ™ Energy Fuel, a powdered nutritional beverage product for “on-the-go” consumers. Other products include Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for retail grocery chains, warehouse clubs, mass-merchandisers and wholesalers (“allied brands”) as well as soft drinks for other beverage companies.
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with modern packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel is composed of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken specific measures to expand distribution in this channel. These include development of products specifically targeted to this market, such as ClearFruit, Everfresh, Mr. Pure, Crystal Bay, Rip It and PowerBlast. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Net Sales
Net sales for fiscal 2006 increased 4.7% to $516.8 million compared to fiscal 2005, excluding $1.8 million received last year from a customer relative to a recovery of pricing and promotional allowances for product shipped in a previous period. This increase included a 6% improvement in pricing and a 1% increase in branded volume, partially offset by a 12% decline in allied case volume. The increases in unit pricing and branded volume were led by increased sales of Rip It energy drinks, Everfresh juices and LaCroix waters. Volume, however, was negatively impacted by the effects of price increases instituted to recover raw material cost increases and by the effects of major hurricanes in several of our market areas.
During fiscal 2005, we initiated a series of price increases to offset unprecedented raw material cost increases, especially in the latter part of the year as sustained increases in fuel and resin continued to rise to historical new highs. Price increases tend to have an adverse effect on case volume and the industry generally experienced reduced case volume, especially for carbonated soft drinks. As a result, our branded case volume was relatively flat for the year while net pricing was up slightly, due to higher selling prices and a change in product mix. This product mix change included increased sales of our alternative beverages as obesity and other health issues caused consumers to consume less carbonated soft drinks. Also impacting sales was a 19% volume decline in allied branded products related to a retailer’s change in philosophy, which affected their sales and our earlier decision to eliminate certain lower margin business. Net sales included $1.8 million received from a customer relative to the recovery of pricing and promotional allowances for product shipped in a previous year.
Gross Profit
Gross profit approximated 32.4% of net sales for fiscal 2006 and 31.4% of net sales for fiscal 2005. This improvement was due to net proceeds of $8.4 million received from a fructose settlement partially offset by the effects of higher cost of goods sold, lower allied case volume, and the $1.8 million noted above. Excluding the fructose settlement, cost of goods sold per unit increased approximately 7%, primarily due to higher manufacturing and raw material costs. See Note 11 of Notes to Consolidated Financial Statements.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $135.1 million or 26.1% of net sales for fiscal 2006 compared to $130.0 million or 26.2% of net sales for last year. The $5.1 million increase is due to higher marketing and administrative costs including increased costs related to product development and new product introduction.

Selling, general and administrative expenses for fiscal 2005 were $130.0 million or 26.2% of net sales compared to $139.1 million or 27.2% of net sales for fiscal 2004. The decline in expenses was due primarily to lower selling and marketing costs of $3.2 million and $5.6 million, respectively, partially offset by higher energy costs.
Interest Expense and Other Income-Net
Interest expense of $105,000 in fiscal 2006 and $106,000 in fiscal 2005 is primarily related to financing costs related to maintaining lines of credit. Other income includes interest income of $1,450,000 for fiscal 2006, $581,000 for fiscal 2005, and $603,000 for fiscal 2004. The increase in interest income for fiscal 2006 is primarily due to an increase in investment yields and average invested balances, while the decline in fiscal 2005 is related to a decrease in average invested balances. Fiscal 2006 other income includes gains and losses on the disposal of property of approximately $2.1 million and $2.0 million, respectively. In addition, other income for fiscal 2006 and fiscal 2005 includes a gain of $1.1 million and $633,000, respectively, related to a contract settlement with a customer.
Income Taxes
Our effective tax rate was approximately 36.3% for fiscal 2006, 36.1% for fiscal 2005, and 37.9% for fiscal 2004. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 8 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $45 million of which $3 million is utilized for standby letters of credit at April 29, 2006. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
Cash Flows
During fiscal 2006, $28.6 million was provided from operating activities, which was offset by $5.1 million used for investing activities and $35.9 million used for financing activities. Cash provided by operating activities decreased $4.3 million due to an increase in trade receivables, inventories and other assets. Cash used in investing activities increased $1.2 million due to the net change in marketable securities purchased and sold. Cash used in financing activities increased $36.1 million due primarily to the $38 million cash dividend paid in January 2006.
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

Financial Position
During fiscal 2006, our working capital decreased $6.9 million to $75 million primarily due to the $38 million cash dividend paid in January 2006. Trade receivables increased $2.1 million due to higher sales. Inventory increased $4.7 million due to the effects of new products and cost increases. Prepaid and other assets increased $1.6 million due to an increase in income tax refund receivables. At April 29, 2006, the current ratio was 2.2 to 1 compared to 2.4 to 1 at April 30, 2005.
During fiscal 2005, our working capital increased $17 million to $82 million from $65 million, primarily due to an increase in cash balances generated from operating activities. Trade receivables decreased $2.6 million due primarily to lower sales. Prepaid and other assets declined $684,000 due to lower income tax refund receivables. At April 30, 2005, the current ratio was 2.4 to 1 compared to 2.1 to 1 for the prior year.
Liquidity
We continually evaluate capital projects designed to expand capacity, enhance packaging capabilities and improve efficiencies at our manufacturing facilities. In the latter part of fiscal 2004, we initiated several capital expenditure programs to upgrade our manufacturing facilities, which resulted in increased capital expenditures in fiscal 2005 and, to a lesser extent, in fiscal 2006. Such programs are expected to continue in fiscal 2007.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004, we purchased 18,000 shares and there were no shares purchased in fiscal 2006 and fiscal 2005. Aggregate shares purchased since January 1998 were 502,060.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.2 million for fiscal 2006, $5.0 million for fiscal 2005, and $5.1 million for fiscal 2004. At April 29, 2006, we owed $1.3 million to CMA for unpaid fees. See Note 6 of Notes to Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
Long-term contractual obligations at April 29, 2006 are payable as follows:

	(In thousands)
			2008-	2010-
	Total	2007	2009	2011	Thereafter
Operating leases	$17,577	$5,268	$6,860	$3,645	$1,804
Purchase commitments	29,176	19,985	9,191	—	—

Total	$46,753	$25,253	$16,051	$3,645	$1,804

We have guaranteed the residual value of certain leased property in the amount of $11.3 million. Management believes that the net realizable value of the equipment will be in excess of the guaranteed amount when the lease terminates in July 2012.
We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2006, $2.3 million for fiscal 2005, and $2.2 million for fiscal 2004.

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
We have standby letters of credit aggregating $3 million related to our self-insurance programs, which expire in fiscal 2007. We expect to renew these standby letters of credit until they are no longer required.
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
FORWARD-LOOKING STATEMENTS
National Beverage and its representatives may from time to time make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials and packaging supplies, and the ability to pass along any cost increases to our customers; our ability to increase prices for our products; labor strikes or work stoppages or other interruptions or difficulties in the employment of labor; continued retailer support for our products; changes in consumer preferences and our success in creating products geared toward consumers’ tastes; success of implementing business strategies; changes in business strategy or development plans; government regulations; unseasonably cold or wet weather conditions; and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.
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
Interest Rates
We had no outstanding debt or debt related interest rate exposure during fiscal 2006.
Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments and auction rate securities, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2006 would have changed by approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 29, 2006 AND APRIL 30, 2005
(In thousands, except share amounts)

	2006	2005
Assets
Current assets:
Cash and equivalents	$42,119	$54,557
Trade receivables - net of allowances of $562 (2006) and $585 (2005)	48,236	46,135
Inventories	34,429	29,738
Deferred income taxes - net	1,940	1,759
Prepaid and other assets	9,287	7,657

Total current assets	136,011	139,846
Property - net	56,027	62,879
Goodwill	13,145	13,145
Intangible assets - net	1,653	1,939
Other assets	11,503	6,778

	$218,339	$224,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,041	$38,012
Accrued liabilities	20,576	18,290
Income taxes payable	2,369	1,582

Total current liabilities	60,986	57,884
Deferred income taxes - net	17,783	15,958
Other liabilities	8,710	7,449
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - authorized 50,000,000 shares; issued 41,511,193 shares (2006) and 41,018,960 shares (2005); outstanding 37,478,409 shares (2006) and 36,986,176 shares (2005)	415	410
Additional paid-in capital	23,033	19,679
Retained earnings	125,262	141,057
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	130,860	143,296

	$218,339	$224,587

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND MAY 1, 2004
(In thousands, except per share amounts)

	2006	2005	2004
Net sales	$516,802	$495,572	$512,061

Cost of sales	349,131	340,206	343,316

Gross profit	167,671	155,366	168,745

Selling, general and administrative expenses	135,090	130,037	139,058

Interest expense	105	106	132

Other income - net	2,416	1,199	544

Income before income taxes	34,892	26,422	30,099

Provision for income taxes	12,666	9,536	11,408

Net income	$22,226	$16,886	$18,691

Net income per share -
Basic	$.59	$.45	$.51

Diluted	$.58	$.44	$.49

Average common shares outstanding -
Basic	37,806	37,579	36,937

Diluted	38,288	38,254	38,166

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND MAY 1, 2004
(In thousands, except share amounts)

	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	41,018,960	410	40,894,440	409	22,250,202	223
Stock options exercised	492,233	5	124,520	1	338,510	3
100% stock dividend	—	—	—	—	18,305,728	183

End of year	41,511,193	415	41,018,960	410	40,894,440	409

Additional Paid-In Capital
Beginning of year		19,679		18,646		16,818
Stock options exercised		1,000		145		851
Stock-based compensation		1,254		78		—
Stock-based tax benefits		1,100		810		1,160
100% stock dividend		—		—		(183)

End of year		23,033		19,679		18,646

Retained Earnings
Beginning of year		141,057		124,171		143,846
Net income		22,226		16,886		18,691
Cash dividends paid		(38,021)		—		(38,366)

End of year		125,262		141,057		124,171

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning of year	4,032,784	(12,900)	4,032,784	(12,900)	4,014,784	(12,645)
Purchase of stock	—	—	—	—	18,000	(255)

End of year	4,032,784	(12,900)	4,032,784	(12,900)	4,032,784	(12,900)

Total Shareholders’ Equity		$130,860		$143,296		$125,376

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND MAY 1, 2004
(In thousands)

	2006	2005	2004
Operating Activities:
Net income	$22,226	$16,886	$18,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,587	12,464	11,394
Deferred income tax provision	1,644	891	143
Loss (gain) on disposal of property, net	(51)	15	59
Changes in assets and liabilities:
Trade receivables	(2,101)	2,641	(7,745)
Inventories	(4,691)	16	(1,059)
Prepaid and other assets	(4,675)	(1,165)	(7,784)
Accounts payable	29	874	2,169
Accrued and other liabilities, net	2,584	275	5,453

Net cash provided by operating activities	28,552	32,897	21,321

Investing Activities:
Marketable securities purchased	(352,775)	(233,900)	(205,700)
Marketable securities sold	352,775	242,900	213,700
Property additions	(7,964)	(13,003)	(8,696)
Proceeds from sale of assets	2,890	152	623

Net cash used in investing activities	(5,074)	(3,851)	(73)

Financing Activities:
Debt repayments	—	—	(1,450)
Common stock cash dividend	(38,021)	—	(38,366)
Purchase of common stock	—	—	(255)
Proceeds from stock options exercised	1,005	146	854
Stock-based tax benefits	1,100	—	—

Net cash provided by (used in) financing activities	(35,916)	146	(39,217)

Net Increase (Decrease) in Cash and Equivalents	(12,438)	29,192	(17,969)

Cash and Equivalents - Beginning of Year	54,557	25,365	43,334

Cash and Equivalents - End of Year	$42,119	$54,557	$25,365

Other Cash Flow Information:
Interest paid	$105	$106	$133
Income taxes paid	10,754	6,910	11,049
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, a 53rd week is added every five or six years. Fiscal 2006, 2005 and 2004 consist of 52 weeks.
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
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs and collections. At April 29, 2006 and April 30, 2005, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.
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
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 29, 2006 are comprised of finished goods of $18,997,000 and raw materials of $15,432,000. Inventories at April 30, 2005 are comprised of finished goods of $17,411,000 and raw materials of $12,327,000.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, which advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs of future media advertising. Marketing costs, which are included in selling, general and administrative expenses, were $37.9 million in fiscal 2006, $35.6 million in fiscal 2005, and $41.2 million in fiscal 2004.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Included in average common shares outstanding are shares of common stock of which option holders have elected to defer physical delivery following the exercise of stock options. Diluted net income per share also includes the dilutive effect of stock options, which amounted to 482,000 shares (2006), 675,000 shares (2005), and 1,229,000 shares (2004).
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
Reclassifications
Reclassifications have been made to prior year amounts to conform to the current year presentation.
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
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $44.1 million in fiscal 2006, $41.4 million in fiscal 2005, and $41.4 million in fiscal 2004.
Stock-Based Compensation
At the beginning of the fourth quarter of fiscal 2006, the Company adopted SFAS No. 123R “Stock-Based Compensation” pursuant to the modified prospective application and, accordingly, prior period amounts have not been restated. Stock-based compensation expense was recorded based on the fair value method for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption.
Prior to the fourth quarter of fiscal 2006, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Under APB 25, stock-based compensation expense was generally not recognized unless the exercise price of options granted was less than the market price on the date of grant.
Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and earnings per share for each of the last three fiscal years would have been impacted on a pro forma basis by less than $200,000 and $.01 per share.
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

2. PROPERTY
Property as of April 29, 2006 and April 30, 2005 consisted of the following:

	(In thousands)
	2006	2005
Land	$8,915	$10,187
Buildings and improvements	38,101	38,743
Machinery and equipment	115,379	119,850

Total	162,395	168,780
Less accumulated depreciation	(106,368)	(105,901)

Property — net	$56,027	$62,879

Depreciation expense was $10,147,000 for fiscal 2006, $9,492,000 for fiscal 2005, and $8,911,000 for fiscal 2004.
3. INTANGIBLE ASSETS
Intangible assets as of April 29, 2006 and April 30, 2005 consisted of the following:

	(In thousands)
	2006	2005
Nonamortizable trademarks	$1,653	$1,654

Amortizable distribution rights	855	855
Less accumulated amortization	(855)	(570)

Net	—	285

Total — net	$1,653	$1,939

Amortization expense related to intangible assets was $285,000 for fiscal 2006, $83,000 for fiscal 2005, and $63,000 for fiscal 2004.
4. ACCRUED LIABILITIES
Accrued liabilities as of April 29, 2006 and April 30, 2005 consisted of the following:

	(In thousands)
	2006	2005
Accrued promotions	$5,609	$4,971
Accrued compensation	4,444	5,383
Accrued insurance	3,603	2,864
Other	6,920	5,072

Total	$20,576	$18,290

5. DEBT
A subsidiary of the Company maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At April 29, 2006, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At April 29, 2006, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
6. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
On January 27, 2006, the Company paid a special cash dividend of $1.00 per share to shareholders of record on January 5, 2006, including holders of deferred shares.
On April 30, 2004, the Company paid a special cash dividend of $1.00 per share to shareholders of record on March 26, 2004, including holders of deferred shares and vested stock options.
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
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. In fiscal 2004, we purchased 18,000 shares, which are classified as treasury stock. There were no shares purchased in fiscal 2006 and fiscal 2005. Aggregate shares purchased since January 1998 were 502,060.
The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide our Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Company’s Board of Directors. In July 2005, in connection with providing services under the management agreement, CMA became a twenty percent joint owner of an aircraft used by the Company. We incurred fees to CMA of $5.2 million for fiscal 2006, $5.0 million for fiscal 2005, and $5.1 million for fiscal 2004. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at April 29, 2006 and April 30, 2005 were amounts due CMA of $1.3 million and $1.2 million, respectively.
7. OTHER INCOME
Other income consisted of the following:

	(In thousands)
	2006	2005	2004
Interest income	$1,450	$581	$603
Gain on contract settlement	1,143	633	—
Gain (loss) on disposal of property, net	51	(15)	(59)
Relinquishment of distribution rights	(228)	—	—

Total	$2,416	$1,199	$544

Fiscal 2006 other income includes gains and losses on the disposal of property of approximately $2.1 million and $2.0 million, respectively.
8. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	2006	2005	2004
Current	$11,022	$8,645	$11,265
Deferred	1,644	891	143

Total	$12,666	$9,536	$11,408

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.0	3.0
Other differences	(1.6)	(1.9)	(.1)

Effective income tax rate	36.3%	36.1%	37.9%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Our deferred tax assets and liabilities as of April 29, 2006 and April 30, 2005 consisted of the following:

	(In thousands)
	2006	2005
Deferred tax assets:
Accrued expenses and other	$2,161	$2,280
Inventory and amortizable assets	155	279

Total deferred tax assets	2,316	2,559
Deferred tax liabilities:
Property	18,048	16,492
Intangibles and other	111	266

Total deferred tax liabilities	18,159	16,758

Net deferred tax liabilities	$15,843	$14,199

Current deferred tax assets — net	$1,940	$1,759

Noncurrent deferred tax liabilities — net	$17,783	$15,958

9. STOCK-BASED COMPENSATION
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
Pursuant to a Special Stock Option Plan, National Beverage has authorized the issuance of options to purchase up to an aggregate of 1,500,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The Board of Directors also authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.
The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 200,000 shares of common stock to key employees, consultants, directors and officers of the Company. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 12,000 shares in any two-year period. Options under the KEEP Program are automatically forfeited in the event of the sale of shares originally acquired by the participant. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduce to the par value of the stock at the end of the six-year vesting period.
The fair value of option grants was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: weighted average expected life of 7.7 years for fiscal 2006, 10 years for 2005, and 10 years for 2004; weighted average expected volatility of 30.5% for fiscal 2006, 41% for 2005, and 41% for 2004; weighted average risk free interest rates of 4.5% for fiscal 2006, 5% for 2005, and 4% for 2004; and no expected dividend payments. Subsequent to adopting SFAS No. 123R, forfeitures were estimated based on historical experience. Prior to adoption, forfeitures were recorded as they occurred. In fiscal 2006, the expected life of stock options was estimated based on historical experience. Prior to fiscal 2006, the expected life was based on contractual term. The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.
The following is a summary of stock option activity for fiscal 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of year	975,659	$2.81
Granted	287,550	8.31
Exercised	(453,433)	2.22
Cancelled	(400)	1.19

Options outstanding, end of year	809,376	4.93

Options exercisable, end of year	427,820	3.20

Stock-based compensation expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $291,000, $89,000, and $229,000, respectively. The total fair value of shares vested for fiscal 2006, fiscal 2005 and fiscal 2004 was $218,000, $136,000, and $447,000, respectively. The total intrinsic value for stock options exercised during fiscal 2006, fiscal 2005 and fiscal 2004 was $2.7 million,

$353,000, and $6.3 million, respectively. The weighted average fair value for the stock options granted in fiscal 2006, fiscal 2005 and fiscal 2004 was $5.18, $6.01, and $5.37, respectively.
As of April 29, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $1.7 million, which is expected to be recognized over a weighted average period of 4.8 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 29, 2006 was 5.8 years and $8.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 29, 2006 was 3.2 years and $5.2 million, respectively.
For fiscal 2006, net cash proceeds from the exercise of stock options were $1,005,000 and the associated income tax benefit was $942,000.
The Company has a stock purchase plan which provides for the purchase of up to 1,280,000 shares of common stock by employees who (i) have been employed by our Company for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of April 29, 2006, no shares have been issued under the plan.
10. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2013. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8,507,000 for fiscal 2006, $9,298,000 for fiscal 2005, and $8,828,000 for fiscal 2004.
Our minimum lease payments under non-cancelable operating leases as of April 29, 2006 are as follows:

(In thousands)
Fiscal 2007	$5,268
Fiscal 2008	3,741
Fiscal 2009	3,119
Fiscal 2010	1,981
Fiscal 2011	1,664
Thereafter	1,804

Total minimum lease payments	$17,577

We have guaranteed the residual value of certain leased property in the amount of $11.3 million. No liability has been recorded as management believes that the net realizable value of the equipment will be in excess of the guaranteed amount when the lease terminates in July 2012 and that the fair market value of the guarantee is immaterial.
The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2006, $2.3 million for fiscal 2005, and $2.2 million for fiscal 2004.

From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.
11. FRUCTOSE SETTLEMENT
In June 2005, we received a partial payment of $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The amount received, less offsets and expenses of $.5 million, was recorded as a reduction in cost of sales in the first quarter of fiscal 2006. In November 2005, the Company received $1.2 million, representing the final payment due under the settlement. Such amount was recorded in the third quarter of fiscal 2006 as a reduction in cost of sales.
12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2006
Net sales	$142,363	$131,502	$109,587	$133,350
Gross profit	49,328	41,220	34,920	42,203
Net income	9,683	4,574	2,297	5,672
Net income per share — basic	$.26	$.12	$.06	$.15
Net income per share — diluted	$.25	$.12	$.06	$.15

Fiscal 2005
Net sales	$146,512	$124,858	$103,511	$120,691
Gross profit	48,337	39,482	32,542	35,005
Net income	8,856	4,120	586	3,324
Net income per share — basic	$.24	$.11	$.02	$.09
Net income per share — diluted	$.23	$.11	$.02	$.09

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of National Beverage Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 29, 2006 and April 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
July 28, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of April 29, 2006. There has been no change in our internal control over financial reporting during the year ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning directors and the nominees for director of National Beverage Corp. will be included under the caption “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of April 29, 2006.

Name	Age	Position with Company
Nick A. Caporella (1)	70	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	46	President

George R. Bracken (3)	61	Senior Vice President — Finance

Dean A. McCoy (4)	49	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(4)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information concerning executive compensation will be included under the captions “Executive Compensation and Other Information”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report” and “Performance Graph” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions will be included under the caption “Certain Relationships and Related Party Transactions” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services will be included under the caption “Independent Auditors’ Fees” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page
2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	36
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
Date: July 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.

Nick A. Caporella	Samuel C. Hathorn, Jr.
Chairman of the Board and	Director
Chief Executive Officer	Date: July 28, 2006
Date: July 28, 2006

/s/ Joseph G. Caporella	/s/ S. Lee Kling

Joseph G. Caporella	S. Lee Kling
President and Director	Director
Date: July 28, 2006	Date: July 28, 2006

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President — Finance	Director
(Principal Financial Officer)	Date: July 28, 2006
Date: July 28, 2006

Schedule II
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND MAY 1, 2004
(In thousands)

	Balance at	Charged	Net	Balance
	Beginning	(Credited)	(Charge-Offs)	at End
Description	of Year	to Expenses	Recoveries	of Year
Year Ended April 29, 2006:
Allowance for doubtful trade receivables	$585	$227	$(250)	$562

Year Ended April 30, 2005:
Allowance for doubtful trade receivables	$608	$271	$(294)	$585

Year Ended May 1, 2004:
Allowance for doubtful trade receivables	$562	$(660)	$706	$608