Form 10-Q
period 2006-07-29
NATIONAL BEVERAGE CORP
filed 2006-09-14
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of September 8, 2006 was 37,582,209.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 29, 2006 AND APRIL 29, 2006
(In thousands, except share amounts)

	(Unaudited)
	July 29,	April 29,
	2006	2006
Assets
Current assets:
Cash and equivalents	$48,155	$42,119
Trade receivables — net of allowances of $507 ($562 at April 29, 2006)	56,630	48,236
Inventories	37,818	34,429
Deferred income taxes — net	1,883	1,940
Prepaid and other assets	7,140	9,287

Total current assets	151,626	136,011
Property — net	55,131	56,027
Goodwill	13,145	13,145
Intangible assets — net	1,653	1,653
Other assets	12,111	11,503

	$233,666	$218,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,505	$38,041
Accrued liabilities	22,509	20,576
Income taxes payable	5,035	2,369

Total current liabilities	66,049	60,986
Deferred income taxes — net	17,606	17,783
Other liabilities	8,762	8,710
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — 50,000,000 shares authorized; 41,607,993 shares issued (41,511,193 shares at April 29, 2006)	416	415
Additional paid-in capital	23,662	23,033
Retained earnings	135,021	125,262
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	141,249	130,860

	$233,666	$218,339

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
(In thousands, except per share amounts)

	(Unaudited)
	2006	2005

Net sales	$150,136	$142,363

Cost of sales	100,181	93,035

Gross profit	49,955	49,328

Selling, general and administrative expenses	35,072	33,873

Interest expense	24	25

Other income — net	365	162

Income before income taxes	15,224	15,592

Provision for income taxes	5,465	5,909

Net income	$9,759	$9,683

Net income per share —
Basic	$.26	$.26

Diluted	$.25	$.25

Average common shares outstanding — basic	38,111	37,619
Dilutive stock options	267	640

Average common shares outstanding — diluted	38,378	38,259

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 29, 2006 AND JULY 30, 2005
(In thousands)

	(Unaudited)
	2006	2005
Operating Activities:
Net income	$9,759	$9,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,057	3,305
Deferred income tax provision (benefit)	(120)	152
Loss (gain) on disposal of property, net	(40)	176
Stock-based compensation	83	96
Changes in assets and liabilities:
Trade receivables	(8,394)	(3,394)
Inventories	(3,389)	(3,491)
Prepaid and other assets	(1,282)	(3,429)
Accounts payable	464	5,349
Accrued and other liabilities, net	6,958	8,381

Net cash provided by operating activities	7,096	16,828

Investing Activities:
Marketable securities purchased	(118,900)	(72,850)
Marketable securities sold	118,900	72,850
Property additions	(1,666)	(1,518)
Proceeds from sale of assets	59	737

Net cash used in investing activities	(1,607)	(781)

Financing Activities:
Proceeds from stock options exercised	151	77
Stock-based tax benefits	396	26

Net cash provided by financing activities	547	103

Net Increase in Cash and Equivalents	6,036	16,150

Cash and Equivalents — Beginning of Year	42,119	54,557

Cash and Equivalents — End of Period	$48,155	$70,707

Other Cash Flow Information:
Interest paid	$25	$26
Income taxes paid	215	200
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 29, 2006
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2006.
Reclassifications have been made to prior year amounts to conform to the current year presentation.
2. STOCK-BASED COMPENSATION
In the fourth quarter of fiscal 2006, the Company adopted SFAS No. 123R “Stock-Based Compensation” pursuant to the modified prospective application and, accordingly, prior period amounts have not been restated. Stock-based compensation expense was recorded based on the fair value method for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption.
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
Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and earnings per share for the three months ended July 30, 2005 would have been impacted on a pro forma basis by less than $200,000 and $.01 per share.

During the three months ended July 29, 2006, options for 830 shares were granted at a weighted average exercise price of $8.06 and options for 56,800 shares were exercised at a weighted average exercise price of $2.67. At July 29, 2006, options to purchase 747,406 shares at a weighted average exercise price of $5.12 were outstanding and stock-based awards to purchase 2,677,922 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 29, 2006 are comprised of finished goods of $21,079,000 and raw materials of $16,739,000. Inventories at April 29, 2006 are comprised of finished goods of $18,997,000 and raw materials of $15,432,000.
4. PROPERTY
Property consists of the following:

	(In thousands)
	July 29,	April 29,
	2006	2006
Land	$8,915	$8,915
Buildings and improvements	38,000	38,101
Machinery and equipment	116,480	115,379

Total	163,395	162,395
Less accumulated depreciation	(108,264)	(106,368)

Property — net	$55,131	$56,027

Depreciation expense was $2,543,000 and $2,536,000 for the three-month periods ended July 29, 2006 and July 30, 2005, respectively.
5. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At July 29, 2006, there was no debt outstanding under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At July 29, 2006, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the three months ended July 29, 2006. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
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

RESULTS OF OPERATIONS
Three Months Ended July 29, 2006 (first quarter of fiscal 2007) compared to
Three Months Ended July 30, 2005 (first quarter of fiscal 2006)
In the first quarter of fiscal 2006, the Company received a net fructose settlement of $7.2 million, which was recorded as a reduction in cost of goods sold. Net income for the first quarter of fiscal 2006 included an after tax gain of $4.4 million related to the fructose settlement. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased by 11.4%. This increase was partially offset by a 4.1% volume decrease in traditional carbonated soft drinks, primarily related to a decline in lower-margin allied brands. As a result of this mix shift and certain pricing increases, the net selling price per unit increased 7.6%.
Gross profit approximated 33.3% of net sales for the first quarter of fiscal 2007 compared to 29.6% of net sales for the first quarter of fiscal 2006, excluding the effect of the $7.2 million fructose settlement received last year. The improvement in gross margin was due to the effects of the pricing improvements mentioned above partially offset by higher manufacturing and raw material costs. Excluding the fructose settlement, cost of goods sold per unit increased 2.0% over the comparable period last year.
Selling, general and administrative expenses were $35.1 million or 23.4% of net sales for the first quarter of fiscal 2007 compared to $33.9 million or 23.8% of net sales for last year. The increase in expenses is due to higher marketing expenses related to new product introductions and an increase in cooperative advertising. The decline as a percent of sales was due to the effect of higher sales on fixed expenses.
Other income includes interest income of $325,000 (fiscal 2007) and $293,000 (fiscal 2006). The increase in interest income is due to higher investment yields. Also, other income in the first quarter of fiscal 2006 includes a loss of $176,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the first quarter of fiscal 2007 and 37.9% for the comparable period in fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $9.8 million for the first quarter of fiscal 2007 compared to $9.7 million for the first quarter of fiscal 2006.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $3 million was used for standby letters of credit at July 29, 2006. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first three months of fiscal 2007, $7.1 million was provided from operating activities and $547,000 was provided from financing activities, which was partially offset by $1.6 million used for investing activities. Cash provided by operating activities decreased $9.7 million due to an increase in working capital requirements. Cash used in investing activities increased $826,000 due to an increase in net property additions.
Financial Position
During the first three months of fiscal 2007, our working capital increased $10.6 million to $85.6 million primarily due to operating activities. Trade receivables increased $8.4 million due to higher sales activity. Inventory increased $3.4 million due to seasonality, the effects of new products introduced and inventory cost increases. Prepaid and other assets decreased $2.1 million due to a decline in income tax refund receivables. At July 29, 2006, the current ratio was 2.3 to 1 compared to 2.2 to 1 at April 29, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2006.
ITEM 4. CONTROLS AND PROCEDURES
National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of July 29, 2006. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 14, 2006

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer