Form 10-Q
period 2006-10-28
NATIONAL BEVERAGE CORP
filed 2006-12-12
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of December 7, 2006 was 37,593,709.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 28, 2006 AND APRIL 29, 2006
(In thousands, except share amounts)

	(Unaudited)
	October 28,	April 29,
	2006	2006
Assets
Current assets:
Cash and equivalents	$54,064	$42,119
Trade receivables — net of allowances of $470 ($562 at April 29, 2006)	43,586	48,236
Inventories	38,468	34,429
Deferred income taxes — net	1,825	1,940
Prepaid and other assets	7,842	9,287

Total current assets	145,785	136,011
Property — net	55,328	56,027
Goodwill	13,145	13,145
Intangible assets — net	1,653	1,653
Other assets	11,694	11,503

	$227,605	$218,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,678	$38,041
Accrued liabilities	20,652	20,576
Income taxes payable	2,841	2,369

Total current liabilities	54,171	60,986
Deferred income taxes — net	17,430	17,783
Other liabilities	8,782	8,710
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 50,000,000 shares authorized; 41,626,493 shares issued (41,511,193 shares at April 29, 2006)	416	415
Additional paid-in capital	23,886	23,033
Retained earnings	140,770	125,262
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	147,222	130,860

	$227,605	$218,339

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2006
AND OCTOBER 29, 2005
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net sales	$135,818	$131,502	$285,954	$273,865

Cost of sales	91,905	90,282	192,086	183,317

Gross profit	43,913	41,220	93,868	90,548

Selling, general and administrative expenses	35,361	34,306	70,433	68,179

Interest expense	27	25	51	50

Other income — net	444	293	809	455

Income before income taxes	8,969	7,182	24,193	22,774

Provision for income taxes	3,220	2,608	8,685	8,517

Net income	$5,749	$4,574	$15,508	$14,257

Net income per share -
Basic	$.15	$.12	$.41	$.38

Diluted	$.15	$.12	$.40	$.37

Average common shares outstanding — basic	38,131	37,705	38,121	37,662
Dilutive stock options	254	561	261	601

Average common shares outstanding — diluted	38,385	38,266	38,382	38,263

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005
(In thousands)

	(Unaudited)
	2006	2005
Operating Activities:
Net income	$15,508	$14,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,135	6,689
Deferred income tax provision (benefit)	(238)	303
Loss (gain) on disposal of property, net	(41)	287
Stock-based compensation	163	147
Changes in assets and liabilities:
Trade receivables	4,650	3,053
Inventories	(4,039)	(4,292)
Prepaid and other assets	(2,091)	(3,277)
Accounts payable	(7,363)	(4,153)
Accrued and other liabilities, net	2,927	5,201

Net cash provided by operating activities	15,611	18,215

Investing Activities:
Marketable securities purchased	(233,825)	(165,750)
Marketable securities sold	233,825	165,750
Property additions	(4,416)	(3,302)
Proceeds from sale of assets	59	731

Net cash used in investing activities	(4,357)	(2,571)

Financing Activities:
Proceeds from stock options exercised	230	316
Stock-based tax benefits	461	278

Net cash provided by financing activities	691	594

Net Increase in Cash and Equivalents	11,945	16,238

Cash and Equivalents — Beginning of Year	42,119	54,557

Cash and Equivalents — End of Period	$54,064	$70,795

Other Cash Flow Information:
Interest paid	$53	$52
Income taxes paid	5,683	6,489
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 28, 2006
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
Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and earnings per share for the three months and six months ended October 29, 2005 would have been impacted on a pro forma basis by less than $200,000 and $.01 per share.

During the six months ended October 28, 2006, options for 1,280 shares were granted at a weighted average exercise price of $8.39 and options for 75,300 shares were exercised at a weighted average exercise price of $3.05. At October 28, 2006, options to purchase 729,356 shares at a weighted average exercise price of $5.12 were outstanding and stock-based awards to purchase 2,677,472 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 28, 2006 are comprised of finished goods of $21,811,000 and raw materials of $16,657,000. Inventories at April 29, 2006 are comprised of finished goods of $18,997,000 and raw materials of $15,432,000.
4. PROPERTY
Property consists of the following:

	(In thousands)
	October 28,	April 29,
	2006	2006
Land	$8,915	$8,915
Buildings and improvements	38,012	38,101
Machinery and equipment	119,200	115,379

Total	166,127	162,395
Less accumulated depreciation	(110,799)	(106,368)

Property — net	$55,328	$56,027

Depreciation expense was $2,554,000 and $5,097,000 for the three-month and six-month periods ended October 28, 2006, respectively, and $2,577,000 and $5,113,000 for the three-month and six-month periods ended October 29, 2005, respectively.
5. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At October 28, 2006, there was no debt outstanding under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At October 28, 2006, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.

6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the six months ended October 28, 2006. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
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

RESULTS OF OPERATIONS
Three Months Ended October 28, 2006 (second quarter of fiscal 2007) compared to
Three Months Ended October 29, 2005 (second quarter of fiscal 2006)
Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased by 11.6%. This increase was partially offset by a 5.7% volume decrease in traditional carbonated soft drinks, including a 12.5% decline in lower-margin allied brands. As a result of this mix shift and certain pricing increases, the net selling price per unit increased 6.5%.
Gross profit approximated 32.3% of net sales for the second quarter of fiscal 2007 compared to 31.3% of net sales for the second quarter of fiscal 2006. The improvement in gross margin was due to the effects of the pricing improvements mentioned above partially offset by higher manufacturing and raw material costs.
Selling, general and administrative expenses were $35.4 million or 26.0% of net sales for the second quarter of fiscal 2007 compared to $34.3 million or 26.1% of net sales for last year. The increase in expenses is due to higher marketing expenses related to new product introductions and an increase in cooperative advertising.
Other income includes interest income of $444,000 (fiscal 2007) and $404,000 (fiscal 2006). The increase in interest income is due to higher investment yields. Also, other income in the second quarter of fiscal 2006 includes a loss of $111,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the second quarter of fiscal 2007 and 36.3% for the comparable period in fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $5.7 million for the second quarter of fiscal 2007 compared to $4.6 million for the second quarter of fiscal 2006.
Six Months Ended October 28, 2006 (first six months of fiscal 2007) compared to
Six Months Ended October 29, 2005 (first six months of fiscal 2006)
In the first six months of fiscal 2006, the Company received a net fructose settlement of $7.2 million, which was recorded as a reduction in cost of goods sold. Net income for the first six months of fiscal 2006 included an after tax gain of $4.4 million related to the fructose settlement. See Note 7 of Notes to Condensed Consolidated Financial Statements.
The case volume of the Company’s energy drinks, juices and waters increased by 11.5% primarily due to higher sales of Rip It. This increase was partially offset by a 4.8% volume decrease in traditional carbonated soft drinks, including an 11.1% decline in lower-margin allied brands. As a result of this mix shift and certain pricing increases, the net selling price per unit increased 7.0%.

Gross profit approximated 32.8% of net sales for the first six months of fiscal 2007 compared to 30.4% of net sales for the first six months of fiscal 2006, excluding the effect of the $7.2 million fructose settlement received last year. The improvement in gross margin was due to the effects of the pricing improvements mentioned above partially offset by higher manufacturing and raw material costs. Excluding the fructose settlement, cost of goods sold per unit increased .8% over the comparable period last year.
Selling, general and administrative expenses were $70.4 million or 24.6% of net sales for the first six months of fiscal 2007 compared to $68.2 million or 24.9% of net sales for last year. The increase in expenses is due to higher marketing expenses related to new product introductions and an increase in cooperative advertising. The decline as a percent of sales was due to the effect of higher sales on fixed expenses.
Other income includes interest income of $769,000 (fiscal 2007) and $697,000 (fiscal 2006). The increase in interest income is due to higher investment yields. Also, other income in the first six months of fiscal 2006 includes a loss of $287,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the first six months of fiscal 2007 and 37.4% for the comparable period in fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $15.5 million for the first six months of fiscal 2007 compared to $14.3 million for the first six months of fiscal 2006.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $3 million was used for standby letters of credit at October 28, 2006. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first six months of fiscal 2007, $15.6 million was provided from operating activities and $691,000 was provided from financing activities, which was partially offset by $4.4 million used for investing activities. Cash provided by operating activities decreased $2.6 million due to an increase in working capital requirements. Cash used in investing activities increased $1.8 million due to an increase in net property additions.
Financial Position
During the first six months of fiscal 2007, our working capital increased $16.6 million to $91.6 million primarily due to operating activities. Trade receivables decreased $4.7 million due to timing of sales and collections. Inventory increased $4.0 million due to new products introduced and inventory cost increases. Prepaid and other assets decreased $1.4 million due to a decline in income tax refund receivables. Accounts payable decreased $7.4 million due to the timing of payments made. At October 28, 2006, the current ratio was 2.7 to 1 compared to 2.2 to 1 at April 29, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of October 28, 2006. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the company’s Annual Meeting of Shareholders held September 29, 2006, Mr. Joseph G. Caporella and Mr. Samuel C. Hathorn, Jr. were re-elected to the Board of Directors for a three-year term. Of the 35,814,181 shares voted, 34,299,499 shares were voted for the election of Mr. Joseph G. Caporella (1,514,682 shares were withheld) and 35,644,911 shares were voted for the election of Mr. Samuel C. Hathorn, Jr (169,270 shares were withheld).
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
Date: December 12, 2006

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer