Form 10-Q
period 2007-01-27
NATIONAL BEVERAGE CORP
filed 2007-03-13
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
The number of shares of registrant’s common stock outstanding as of March 8, 2007 was 37,917,059.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 27, 2007 AND APRIL 29, 2006
(In thousands, except share amounts)

	(Unaudited)
	January 27,	April 29,
	2007	2006
Assets
Current assets:
Cash and equivalents	$56,267	$42,119
Trade receivables — net of allowances of $453 ($562 at April 29, 2006)	40,037	48,236
Inventories	42,809	34,429
Deferred income taxes — net	1,768	1,940
Prepaid and other assets	9,739	9,287

Total current assets	150,620	136,011
Property — net	54,934	56,027
Goodwill	13,145	13,145
Intangible assets — net	1,898	1,653
Other assets	11,186	11,503

	$231,783	$218,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,016	$38,041
Accrued liabilities	19,492	20,576
Income taxes payable	2,334	2,369

Total current liabilities	56,842	60,986
Deferred income taxes — net	15,273	17,783
Other liabilities	8,669	8,710
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — 50,000,000 shares authorized; 41,772,411 shares issued (41,511,193 shares at April 29, 2006)	418	415
Additional paid-in capital	24,627	23,033
Retained earnings	143,804	125,262
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	150,999	130,860

	$231,783	$218,339

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2007
AND JANUARY 28, 2006
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net sales	$117,123	$109,587	$403,077	$383,452

Cost of sales	79,282	74,667	271,368	257,984

Gross profit	37,841	34,920	131,709	125,468

Selling, general and administrative expenses	33,537	31,645	103,970	99,824

Interest expense	27	27	78	77

Other income — net	456	424	1,265	879

Income before income taxes	4,733	3,672	28,926	26,446

Provision for income taxes	1,699	1,375	10,384	9,892

Net income	$3,034	$2,297	$18,542	$16,554

Net income per share —
Basic	$.08	$.06	$.49	$.44

Diluted	$.08	$.06	$.48	$.43

Average common shares outstanding — basic	38,143	37,860	38,128	37,728
Dilutive stock options	245	465	256	555

Average common shares outstanding — diluted	38,388	38,325	38,384	38,283

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 27, 2007 AND JANUARY 28, 2006
(In thousands)

	(Unaudited)
	2007	2006
Operating Activities:
Net income	$18,542	$16,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,168	10,049
Deferred income tax provision (benefit)	(2,338)	454
Loss (gain) on disposal of property, net	(35)	354
Stock-based compensation	238	278
Changes in assets and liabilities:
Trade receivables	8,199	7,919
Inventories	(8,380)	(3,456)
Prepaid and other assets	(3,306)	(4,370)
Accounts payable	(3,025)	(7,917)
Accrued and other liabilities, net	205	3,836

Net cash provided by operating activities	19,268	23,701

Investing Activities:
Marketable securities purchased	(353,175)	(269,875)
Marketable securities sold	353,175	269,875
Property additions	(6,548)	(5,472)
Proceeds from sale of assets	69	741

Net cash used in investing activities	(6,479)	(4,731)

Financing Activities:
Common stock cash dividend	—	(38,021)
Proceeds from stock options exercised	286	901
Stock-based tax benefits	1,073	756

Net cash provided by (used in) financing activities	1,359	(36,364)

Net Increase (Decrease) in Cash and Equivalents	14,148	(17,394)

Cash and Equivalents — Beginning of Year	42,119	54,557

Cash and Equivalents — End of Period	$56,267	$37,163

Other Cash Flow Information:
Interest paid	$80	$79
Income taxes paid	10,320	6,649
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 27, 2007
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
Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and earnings per share for the three months and nine months ended January 28, 2006 would have been impacted on a pro forma basis by less than $200,000 and $.01 per share.

During the nine months ended January 27, 2007, options for 1,280 shares were granted at a weighted average exercise price of $8.39 and options for 90,800 shares were exercised at a weighted average exercise price of $3.14. At January 27, 2007, options to purchase 707,856 shares at a weighted average exercise price of $5.17 were outstanding and stock-based awards to purchase 2,683,472 shares of common stock were available for grant.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 27, 2007 are comprised of finished goods of $23,246,000 and raw materials of $19,563,000. Inventories at April 29, 2006 are comprised of finished goods of $18,997,000 and raw materials of $15,432,000.
4. PROPERTY
Property consists of the following:

	(In thousands)
	January 27,	April 29,
	2007	2006
Land	$8,915	$8,915
Buildings and improvements	38,320	38,101
Machinery and equipment	120,958	115,379

Total	168,193	162,395
Less accumulated depreciation	(113,259)	(106,368)

Property — net	$54,934	$56,027

Depreciation expense was $2,510,000 and $7,607,000 for the three-month and nine-month periods ended January 27, 2007, respectively, and $2,630,000 and $7,743,000 for the three-month and nine-month periods ended January 28, 2006, respectively.
5. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through May 1, 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At January 27, 2007, there was no debt outstanding under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At January 27, 2007, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.

6. COMMON STOCK
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the nine months ended January 27, 2007. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
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
8. CHANGES IN ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 may have on our consolidated financial statements.

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

RESULTS OF OPERATIONS
Three Months Ended January 27, 2007 (third quarter of fiscal 2007) compared to
Three Months Ended January 28, 2006 (third quarter of fiscal 2006)
Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased by 17.3%. This increase was partially offset by a 10.4% volume decline in traditional carbonated soft drinks, mainly due to a 42.0% decline in lower-margin allied brands. As a result of this shift in product mix and certain pricing increases, the net selling price per unit increased 13.7%.
Gross profit approximated 32.3% of net sales for the third quarter of fiscal 2007 compared to 30.8% of net sales for the third quarter of fiscal 2006, excluding the effect of a $1.2 million fructose settlement received last year. The improvement in gross margin was due to the effects of the pricing improvements mentioned above partially offset by higher manufacturing and raw material costs. Excluding the fructose settlement, cost of goods sold per unit increased 11.1% over the comparable period last year. See Note 7 of Notes to Condensed Consolidated Financial Statements.
Selling, general and administrative expenses were $33.5 million or 28.6% of net sales for the third quarter of fiscal 2007 compared to $31.6 million or 28.9% of net sales for last year. The increase in expenses relates to marketing endorsement activities and new product development and introductions associated with energy drinks and nutritional products, as well as an increase in cooperative advertising.
Other income includes interest income of $460,000 (fiscal 2007) and $484,000 (fiscal 2006). The decline in interest income is due to lower average invested balances related to the $38 million cash dividend paid in the third quarter of fiscal 2006. Also, other income in the third quarter of fiscal 2006 includes a loss of $67,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the third quarter of fiscal 2007 and 37.4% for the comparable period in fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $3.0 million for the third quarter of fiscal 2007 compared to $2.3 million for the third quarter of fiscal 2006.
Nine Months Ended January 27, 2007 (first nine months of fiscal 2007) compared to
Nine Months Ended January 28, 2006 (first nine months of fiscal 2006)
In the first nine months of fiscal 2006, the Company received a net fructose settlement of $8.4 million, which was recorded as a reduction in cost of goods sold. Net income for the first nine months of fiscal 2006 included an after tax gain of $5.2 million related to the fructose settlement. See Note 7 of Notes to Condensed Consolidated Financial Statements.

The case volume of the Company’s energy drinks, juices and waters increased by 13.2% primarily due to higher sales of Rip It. This increase was partially offset by a 6.3% volume decrease in traditional carbonated soft drinks, mainly due to an 18.6% decline in lower-margin allied brands. As a result of this shift in product mix and certain pricing increases, the net selling price per unit increased 8.9%.
Gross profit approximated 32.7% of net sales for the first nine months of fiscal 2007 compared to 30.5% of net sales for the first nine months of fiscal 2006, excluding the effect of the $8.4 million fructose settlement received last year. The improvement in gross margin was due to the effects of the pricing improvements mentioned above partially offset by higher manufacturing and raw material costs. Excluding the fructose settlement, cost of goods sold per unit increased 5.5% over the comparable period last year.
Selling, general and administrative expenses were $104.0 million or 25.8% of net sales for the first nine months of fiscal 2007 compared to $99.8 million or 26.0% of net sales for last year. The increase in expenses relates to marketing endorsement activities and new product development and introductions associated with energy drinks and nutritional products, as well as an increase in cooperative advertising.
Other income includes interest income of $1,229,000 (fiscal 2007) and $1,181,000 (fiscal 2006). The increase in interest income is due to higher investment yields. Also, other income in the first nine months of fiscal 2006 includes a loss of $354,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the first nine months of fiscal 2007 and 37.4% for the comparable period in fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $18.5 million for the first nine months of fiscal 2007 compared to $16.6 million for the first nine months of fiscal 2006.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $3 million was used for standby letters of credit at January 27, 2007. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first nine months of fiscal 2007, $19.3 million was provided from operating activities and $1.4 million was provided from financing activities, which was partially offset by $6.5 million used for investing activities. Cash provided by operating activities decreased $4.4 million primarily due to an increase in working capital requirements. Cash used in investing activities increased $1.7 million due to an increase in net property additions.

Financial Position
During the first nine months of fiscal 2007, our working capital increased $18.8 million to $93.8 million primarily due to operating activities. Trade receivables decreased $8.2 million due to lower sales related to seasonality. Inventory increased $8.4 million due to the effect of new products and raw material cost increases. Accounts payable decreased $3.0 million due to seasonality. At January 27, 2007, the current ratio was 2.6 to 1 compared to 2.2 to 1 at April 29, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
National Beverage’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of January 27, 2007. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: March 13, 2007

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer