Form 10-K
period 2007-04-28
NATIONAL BEVERAGE CORP
filed 2007-07-12
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED APRIL 28, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of Registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation) One North University Drive, Ft. Lauderdale, FL (Address of principal executive offices)	(I.R.S. Employer Identification No.) 33324 (Zip Code)
Registrant’s telephone number, including area code: (954) 581-0922
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Stock Market
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 27, 2006 was approximately $101.8 million.
The number of shares of Registrant’s common stock outstanding as of July 2, 2007 was 45,505,586.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III hereof.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters and energy drinks. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCroix®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. In addition, we produce energy drinks and powdered beverage products, including Rip It®, Rip It Chic™, FREEK™ and PowerBlast™. Other products include Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies.
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
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
PRODUCTS
Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established over 110 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Mr. Pure, LaCroix, Crystal Bay and

Ohana. We offer Rip It, Rip It Chic, and FREEK energy drinks in a variety of flavors in addition to Rip It and PowerBlast powdered energy products.
Our “fantasy of flavors” strategy emphasizes our distinctive flavored soft drinks, energy drinks, juices and other specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our Company’s total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements, and, in recent years, the development of products designed to provide functional benefits to the consumer. These include our line of energy drinks and powdered energy products. We intend to expand our product offerings through in-house development and/or acquisitions, to further our strategy within the evolving “functional” category. Planned products include teas and water products geared toward health and wellness as well as effervescent powder and tablet beverage enhancers to be sold under the NutraFizz® brand name.
MANUFACTURING
Our thirteen plants are strategically located in major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes in each market. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.
We believe that ownership of our bottling facilities provides an advantage over certain of our competitors that rely upon independent third party bottlers to manufacture and market their products. Since we control the national production, distribution and marketing of our brands, we can more effectively manage product quality and customer service and respond quickly to changing market conditions.
We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we are able to assure manufacture of our product in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network servicing the United States together with uniform standards for packaging, formulations, and customer service provides us with a strategic advantage in servicing the growing presence of national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.
DISTRIBUTION
We utilize a hybrid distribution system to deliver our products through three primary distribution channels: take-home, convenience, and food-service.
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
We also distribute our products to the convenience channel through our own direct-store delivery fleets and those of independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It, Rip It Chic, FREEK and PowerBlast. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics.
Our food-service division is responsible for sales to hospitals, schools, military bases, airlines, hotels and food-service wholesalers. Food-service products are distributed primarily through independent, specialized distributors. Additionally, our Company-owned direct-store distribution systems service certain schools and other institutions.
Each of our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe that the placement of vending and cooler equipment provides not only increased beverage sales, but also the enhancement of brand awareness and the development of brand loyalty.
SALES AND MARKETING
We sell and market our products through an internal sales force as well as selected broker networks. Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines. We believe that this focus allows our sales group to provide high level, responsive service and support to the customers and markets served.
Our sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, endorsements and sponsorships, and consumer coupon distribution. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. We believe these elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation and unique packaging designs with a value pricing strategy. Additionally, National Beverage sponsors special holiday promotions including St. Nick’s, which features special holiday flavors and packaging.
Our “regional share dynamics” strategy emphasizes the acquisition and support of brands that have a significant regional presence. We believe that these types of products enjoy a regional identification that foster long-term consumer loyalty and make them less vulnerable to consumer switching. In addition, these types of “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities and other local events.
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
Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. We use Splenda® sweetener in certain of our sugar-free products, which is currently available from only one supplier. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations. A significant portion of our raw material purchases is comprised of aluminum cans.
SEASONALITY
Our sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. Sales volume may be affected by weather conditions.
COMPETITION
The beverage industry is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshments, including coffee, milk, tea and water. We compete with bottlers and distributors of national, regional, and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through a diversified product portfolio, strong regional brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, specialized advertising and, for some product lines, value pricing.
TRADEMARKS
We maintain registered trademarks for our brands in the United States and abroad, which are significant to the business of our Company. Shasta, Faygo, Ritz, LaCroix, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Rip It, Rip It Chic, FREEK, PowerBlast, Ohana, and St. Nick’s are among the trademarks of National Beverage. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.
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
EMPLOYEES
As of April 28, 2007, we employed approximately 1,300 people, of which approximately 400 are covered by collective bargaining agreements. We believe that relations with employees are good.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, our Code of Ethics is available on our internet website. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Our principal properties include thirteen production facilities located in eleven states, which aggregate approximately two million square feet. We own eleven production facilities in the following states: Arizona, California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2010. We believe our facilities are generally in good condition and sufficient to meet present needs. We periodically review the capabilities of our facilities and, on the basis of such review, may acquire additional facilities and/or dispose of existing facilities.
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
No matters were voted upon during the fourth quarter of fiscal 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on the NASDAQ Global Select Market under the symbol “FIZZ”. Prior to June 12, 2007, the Common Stock was listed on the American Stock Exchange (“AMEX”) under the symbol “FIZ”. The following table shows the range of high and low sale prices per share of the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$14.63	$9.79	$7.22	$5.98
Second Quarter	$14.42	$9.08	$7.30	$5.89
Third Quarter	$12.75	$9.38	$8.33	$5.83
Fourth Quarter	$15.02	$10.71	$13.33	$6.93

Of the estimated 5,500 holders of our Common Stock, including those whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 700 shareholders of record at July 2, 2007, according to records maintained by our transfer agent.
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. On June 15, 2007, the Company declared a cash dividend of $.80 per share payable on or before August 17, 2007 to shareholders of record on July 20, 2007. On December 23, 2005, the Company declared a cash dividend of $1.00 per share ($.83 per share adjusted for the 20% stock dividend), which was paid on January 27, 2006 to shareholders of record on January 5, 2006. The stock prices above have been restated to give retroactive effect to the 20% stock dividend.
Currently, the Board of Directors has no plans to declare additional cash dividends. See Note 5 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.
Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from April 27, 2002 through April 28, 2007 with the cumulative total return of the S & P 500 Stock Index and a Company constructed index of peer companies. Included in the Company constructed peer group index are Coca-Cola Enterprises Inc., Coca-Cola Bottling Company Consolidated, Cott Corporation and Pepsi Americas, Inc. The graph assumes that the value of the investment in Common Stock was $100.00 on April 27, 2002 and that all dividends, if any, were reinvested.

ITEM 6. SELECTED FINANCIAL DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 28,	April 29,	April 30,	May 1,	May 3,
	2007	2006	2005	2004	2003 (1)
SUMMARY OF OPERATIONS:
Net sales	$539,030	$516,802	$495,572	$512,061	$500,430
Cost of sales (2)	365,793	349,131	340,206	343,316	335,457

Gross profit	173,237	167,671	155,366	168,745	164,973
Selling, general and administrative expenses	137,212	135,090	130,037	139,058	136,902
Interest expense	106	105	106	132	316
Other income — net	2,587	2,416	1,199	544	706

Income before income taxes	38,506	34,892	26,422	30,099	28,461
Provision for income taxes	13,824	12,666	9,536	11,408	10,872

Net income	$24,682	$22,226	$16,886	$18,691	$17,589

PER SHARE DATA:
Basic net income (3)	$.54	$.49	$.37	$.42	$.40
Diluted net income (3)	.54	.48	.37	.41	.38
Closing stock price (3)	13.13	12.80	5.92	7.57	5.92
Cash dividends paid (4)	—	.83	—	.83	—

BALANCE SHEET DATA:
Working capital	$97,684	$75,025	$81,962	$64,967	$79,785
Property — net	57,369	56,027	62,879	59,535	60,432
Total assets	257,632	218,339	224,587	205,378	218,195
Long-term debt	—	—	—	—	300
Deferred income taxes — net	15,217	17,783	15,958	14,930	14,843
Shareholders’ equity (4)	157,361	130,860	143,296	125,376	143,292

(1)	Fiscal 2003 consisted of 53 weeks.

(2)	Fiscal 2006 cost of sales includes a fructose settlement gain of $8.4 million.

(3)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Net income per share and the closing stock price have been adjusted for the 100% stock dividend distributed on March 22, 2004 and the 20% stock dividend distributed on June 22, 2007.

(4)	In January 2006 and April 2004, the Company paid a cash dividend of $1.00 per share ($.83 per share after adjusting for the 20% stock dividend), aggregating $38.0 million and $38.4 million, respectively.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters and energy drinks. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCroix®, Mt. Shasta™, Crystal Bay® and ClearFruit® flavored and spring water products. In addition, we produce energy drinks and powdered beverage products, including Rip It®, Rip It Chic™, FREEK™ and PowerBlast™. Other products include Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It, Rip It Chic, FREEK and PowerBlast. Additionally, we have created proprietary and specialized packaging for these products with distinctive graphics. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Net Sales
Net sales for fiscal 2007 increased 4.3% to $539.0 million compared to fiscal 2006. Led by higher sales of Rip It, the case volume of our energy drinks, juices and waters increased 12%. The volume improvement in higher margin products along with the effect of price increases instituted to recover raw material cost increases resulted in a 9% improvement in unit pricing. This increase was partially offset by a 7% decrease in carbonated soft drink volume, due primarily to a 21% volume decline in allied brands.
Net sales for fiscal 2006 increased 4.7% to $516.8 million compared to fiscal 2005, excluding $1.8 million received in fiscal 2005 from a customer relative to a recovery of pricing and promotional allowances for product shipped in a previous period. This increase included a 6% improvement in pricing and a 1% increase in branded volume, partially offset by a 12% decline in allied case volume. The increases in unit pricing and branded volume were led by increased sales of Rip It energy drinks, Everfresh juices and LaCroix waters. Volume, however, was negatively impacted by the effects of price increases instituted to recover raw material cost increases and by the effects of major hurricanes in several of our market areas.
Gross Profit
Gross profit approximated 32.1% of net sales for fiscal 2007 and 30.8% of net sales for fiscal 2006, after excluding an $8.4 million fructose settlement gain recorded in cost of sales in fiscal 2006. The gross margin improvement is primarily the result of the increase in unit pricing noted above, partially offset by higher manufacturing and raw material costs. Excluding the fructose settlement, cost of goods sold per unit increased approximately 7%. See Note 10 of Notes to Consolidated Financial Statements.
Gross profit approximated 32.4% of net sales for fiscal 2006 and 31.4% of net sales for fiscal 2005. This improvement was due to net proceeds of $8.4 million received from a fructose settlement partially offset by the effects of higher cost of goods sold, lower allied case volume, and the $1.8 million noted above. Excluding the fructose settlement, cost of goods sold per unit increased approximately 7%, primarily due to higher manufacturing and raw material costs. See Note 10 of Notes to Consolidated Financial Statements.
Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $137.2 million or 25.5% of net sales for fiscal 2007 compared to $135.1 million or 26.1% of net sales for last year. The $2.1 million increase is due to higher marketing costs primarily related to new product introductions associated with energy drinks and increased cooperative advertising.
Selling, general and administrative expenses were $135.1 million or 26.1% of net sales for fiscal 2006 compared to $130.0 million or 26.2% of net sales for the prior year. The $5.1 million increase is due to higher marketing and administrative costs including increased costs related to product development and new product introduction.

Interest Expense and Other Income-Net
Interest expense is comprised of financing costs related to maintaining lines of credit. Other income includes interest income of $1,701,000 for fiscal 2007, $1,450,000 for fiscal 2006, and $581,000 for fiscal 2005. The increase in interest income for fiscal 2007 and fiscal 2006 is primarily due to an increase in investment yields and average invested balances. In addition, other income includes gains related to a contract settlement with a customer of $895,000 for fiscal 2007, $1.1 million for fiscal 2006, and $633,000 for fiscal 2005.
Income Taxes
Our effective tax rate was approximately 35.9% for fiscal 2007, 36.3% for fiscal 2006, and 36.1% for fiscal 2005. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 7 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. The Company maintains unsecured revolving credit facilities aggregating $45 million, of which $3.2 million is utilized for standby letters of credit at April 28, 2007. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
Cash Flows
During fiscal 2007, $32.8 million was provided from operating activities, which was partially offset by $10.9 million used for investing activities. Cash provided by operating activities increased $4.3 million due primarily to an increase in earnings and accounts payable. Cash used in investing activities increased $5.8 million due to an increase in net capital expenditures. Cash provided by financing activities aggregated $1.5 million in fiscal 2007 and was comprised of proceeds and tax benefits from stock options exercised.
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
Financial Position
During fiscal 2007, our working capital increased $22.7 million to $97.7 million primarily due to cash provided from operations. Trade receivables increased $3.7 million due to higher sales in April 2007. Inventory increased $9.6 million due to the effects of new products and cost increases. At April 28, 2007, the current ratio was 2.3 to 1 compared to 2.2 to 1 at April 29, 2006.
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

Liquidity
Although we continually evaluate capital projects designed to expand capacity, enhance packaging capabilities and improve efficiencies at our manufacturing facilities, the Company did not have any material capital expenditure commitments as of April 28, 2007. We anticipate that fiscal 2008 expenditures will be comparable to historical amounts.
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. On June 15, 2007, the Company declared a cash dividend of $.80 per share payable on or before August 17, 2007 to shareholders of record on July 20, 2007. On January 27, 2006, the Company paid a cash dividend of $1.00 per share ($.83 per share adjusted for the 20% stock dividend).
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the last three fiscal years. Aggregate shares purchased since January 1998 were 502,060.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.4 million for fiscal 2007, $5.2 million for fiscal 2006, and $5.0 million for fiscal 2005. At April 28, 2007, we owed $2.5 million to CMA for unpaid fees. See Note 5 of Notes to Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
Long-term contractual obligations at April 28, 2007 are payable as follows:

	(In thousands)
			2009-	2011-
	Total	2008	2010	2012	Thereafter

Operating leases	$22,228	$6,211	$9,099	$5,014	$1,904
Purchase commitments	93,249	37,202	56,047	—	—

Total	$115,477	$43,413	$65,146	$5,014	$1,904

We have guaranteed the residual value of certain leased property in the amount of $11.3 million. Management believes that the net realizable value of the equipment will be in excess of the guaranteed amount when the lease terminates in July 2012.
We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2007, $2.2 million for fiscal 2006, and $2.3 million for fiscal 2005.
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claims settlement varies significantly, we are not able to reasonably estimate future payments for the periods indicated.
We have standby letters of credit aggregating $3 million related to our self-insurance programs, which expire in fiscal 2008. We expect to renew these standby letters of credit until they are no longer required.

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
FORWARD-LOOKING STATEMENTS
National Beverage and its representatives may from time to time make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials and packaging supplies, and the ability to pass along any cost increases to our customers; our ability to increase prices for our products; labor strikes or work stoppages or other interruptions or difficulties in the employment of labor; continued retailer support for our products; changes in consumer preferences and our success in creating products geared toward consumers’ tastes; success of implementing business strategies; changes in business strategy or development plans; government regulations; unseasonably cold or wet weather conditions; and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.
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
Interest Rates
We had no outstanding debt or debt related interest rate exposure during fiscal 2007. Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2007 would have changed by approximately $400,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 28, 2007 AND APRIL 29, 2006
(In thousands, except share amounts)

	2007	2006
Assets
Current assets:
Cash and equivalents	$65,579	$42,119
Trade receivables — net of allowances of $325 (2007) and $562 (2006)	51,976	48,236
Inventories	44,062	34,429
Deferred income taxes — net	2,209	1,940
Prepaid and other assets	9,681	9,287

Total current assets	173,507	136,011
Property — net	57,369	56,027
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,653
Other assets	11,712	11,503

	$257,632	$218,339

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,333	$38,041
Accrued liabilities	19,271	20,576
Income taxes payable	2,219	2,369

Total current liabilities	75,823	60,986
Deferred income taxes — net	15,217	17,783
Other liabilities	9,231	8,710
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 50,000,000 shares; issued 49,538,370 shares (2007) and 41,511,193 shares (2006); outstanding 45,505,586 shares (2007) and 37,478,409 shares (2006) (1)	496	415
Additional paid-in capital	24,847	23,033
Retained earnings	149,868	125,262
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	157,361	130,860

	$257,632	$218,339

(1)	2007 share amounts restated for the 20% stock dividend distributed on June 22, 2007.
See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005
(In thousands, except per share amounts)

	2007	2006	2005
Net sales	$539,030	$516,802	$495,572

Cost of sales	365,793	349,131	340,206

Gross profit	173,237	167,671	155,366

Selling, general and administrative expenses	137,212	135,090	130,037

Interest expense	106	105	106

Other income — net	2,587	2,416	1,199

Income before income taxes	38,506	34,892	26,422

Provision for income taxes	13,824	12,666	9,536

Net income	$24,682	$22,226	$16,886

Net income per share (1)
Basic	$.54	$.49	$.37

Diluted	$.54	$.48	$.37

Average common shares outstanding (1)
Basic	45,763	45,367	45,095

Diluted	46,073	45,946	45,905

(1)	Adjusted for the 20% stock dividend distributed on June 22, 2007.
See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005
(In thousands, except share amounts)

	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock
Beginning and end of year	150,000	$150	150,000	$150	150,000	$150

Common Stock
Beginning of year	41,511,193	415	41,018,960	410	40,894,440	409
Stock options exercised (1)	443,050	5	492,233	5	124,520	1
20% stock dividend (2)	7,584,127	76	—	—	—	—

End of year	49,538,370	496	41,511,193	415	41,018,960	410

Additional Paid-In Capital
Beginning of year		23,033		19,679		18,646
Stock options exercised		319		1,000		145
Stock-based compensation		318		1,254		78
Stock-based tax benefits		1,177		1,100		810

End of year		24,847		23,033		19,679

Retained Earnings
Beginning of year		125,262		141,057		124,171
Net income		24,682		22,226		16,886
Cash dividends paid		—		(38,021)		—
20% stock dividend (2)		(76)		—		—

End of year		149,868		125,262		141,057

Treasury Stock-Preferred
Beginning and end of year	150,000	(5,100)	150,000	(5,100)	150,000	(5,100)

Treasury Stock-Common
Beginning and end of year	4,032,784	(12,900)	4,032,784	(12,900)	4,032,784	(12,900)

Total Shareholders’ Equity		$157,361		$130,860		$143,296

(1)	Includes issuance of deferred delivery shares of 343,150 (2007), 38,800 (2006), and 68,400 (2005).

(2)	Reflects the 20% stock dividend distributed on June 22, 2007.
See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005
(In thousands)

	2007	2006	2005
Operating Activities:
Net income	$24,682	$22,226	$16,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,650	13,587	12,464
Deferred income tax (benefit) provision	(2,835)	1,644	891
Loss (gain) on disposal of property, net	9	(51)	15
Stock-based compensation	318	291	89
Changes in assets and liabilities:
Trade receivables	(3,740)	(2,101)	2,641
Inventories	(9,633)	(4,691)	16
Prepaid and other assets	(3,193)	(4,675)	(1,165)
Accounts payable	16,292	29	874
Accrued and other liabilities, net	(715)	2,293	186

Net cash provided by operating activities	32,835	28,552	32,897

Investing Activities:
Marketable securities purchased	(524,980)	(352,775)	(233,900)
Marketable securities sold	524,980	352,775	242,900
Property additions	(10,975)	(7,964)	(13,003)
Proceeds from sale of assets	99	2,890	152

Net cash used in investing activities	(10,876)	(5,074)	(3,851)

Financing Activities:
Common stock cash dividend	—	(38,021)	—
Proceeds from stock options exercised	324	1,005	146
Stock-based tax benefits	1,177	1,100	—

Net cash provided by (used in) financing activities	1,501	(35,916)	146

Net Increase (Decrease) in Cash and Equivalents	23,460	(12,438)	29,192

Cash and Equivalents — Beginning of Year	42,119	54,557	25,365

Cash and Equivalents — End of Year	$65,579	$42,119	$54,557

Other Cash Flow Information:
Interest paid	$106	$105	$106
Income taxes paid	13,325	10,754	6,910
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, a 53rd week is added every five or six years. Fiscal 2007, 2006 and 2005 consist of 52 weeks.
Cash and Equivalents
Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity of three months or less.
Changes in Accounting Standards
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on our consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on our consolidated financial statements.
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs and collections. At April 28, 2007 and April 29, 2006, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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
Intangible Assets
Intangible assets as of April 28, 2007 and April 29, 2006 consisted of nonamortizable trademarks aggregating $1,899,000 and $1,653,000, respectively. Amortization expense related to distribution rights, which were relinquished in fiscal 2006, was $285,000 for fiscal 2006 and $83,000 for fiscal 2005.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 28, 2007 are comprised of finished goods of $24,356,000 and raw materials of $19,706,000. Inventories at April 29, 2006 are comprised of finished goods of $18,997,000 and raw materials of $15,432,000.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, which advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs of future media advertising. Marketing costs, which are included in selling, general and administrative expenses, were $42.4 million in fiscal 2007, $37.9 million in fiscal 2006, and $35.6 million in fiscal 2005.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in average common shares outstanding are shares of common stock of which option holders have elected to defer physical delivery following the exercise of stock options. Diluted net income per share is calculated in a similar manner , but include the dilutive effect of stock options, which amounted to 310,000 shares (2007), 579,000 shares (2006), and 810,000 shares (2005). Net income per share and average common shares outstanding have been adjusted for the 20% stock dividend paid on June 22, 2007 (see note 5).
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
Revenue Recognition
Revenue from product sales is recognized when title and risk of loss passes to the customer, which generally occurs upon delivery. Our policy is not to allow the return of products once they have been accepted by the customer. However, on occasion, we have accepted returns or issued credit to customers, primarily for damaged goods. The amounts have been immaterial and, accordingly, we do not provide a specific valuation allowance for sales returns.
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
Segment Reporting
We operate as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $43.2 million in fiscal 2007, $44.1 million in fiscal 2006, and $41.4 million in fiscal 2005. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Stock-Based Compensation
At the beginning of the fourth quarter of fiscal 2006, we adopted SFAS No. 123R “Stock-Based Compensation” pursuant to the modified prospective application and, accordingly, prior period amounts have not been restated. Stock-based compensation expense was recorded based on the fair value method for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption.
Prior to the fourth quarter of fiscal 2006, we applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Under APB 25, stock-based compensation expense was generally not recognized unless the exercise price of options granted was less than the market price on the date of grant. Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and net income per share would have been impacted on a pro forma basis by less than $200,000 and $.01 per share for such fiscal years.
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
2. PROPERTY
Property as of April 28, 2007 and April 29, 2006 consisted of the following:

	(In thousands)
	2007	2006

Land	$8,915	$8,915
Buildings and improvements	38,898	38,101
Machinery and equipment	123,556	115,379

Total	171,369	162,395
Less accumulated depreciation	(114,000)	(106,368)

Property – net	$57,369	$56,027

Depreciation expense was $9,525,000 for fiscal 2007, $10,147,000 for fiscal 2006, and $9,492,000 for fiscal 2005.
3. ACCRUED LIABILITIES
Accrued liabilities as of April 28, 2007 and April 29, 2006 consisted of the following:

	(In thousands)
	2007	2006

Accrued promotions	$5,710	$5,609
Accrued compensation	4,427	4,444
Accrued insurance	1,919	3,603
Other	7,215	6,920

Total	$19,271	$20,576

4. DEBT
A subsidiary of the Company maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through December 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At April 28, 2007, there was no outstanding debt under the Credit Facilities and approximately $42 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At April 28, 2007, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. On June 15, 2007, the Company declared a cash dividend of $.80 per share payable on or before August 17, 2007 to shareholders of record on July 20, 2007. Net income per share, average common shares outstanding and share amounts have been restated to give retroactive effect to the 20% stock dividend.
On January 27, 2006, the Company paid a cash dividend of $1.00 per share ($.83 per share adjusted for the 20% stock dividend) to shareholders of record on January 5, 2006, including holders of deferred shares.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the three fiscal years ended April 28, 2007. Aggregate shares purchased since January 1998 were 502,060.
The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by the Company’s Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide our Company with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Company’s Board of Directors. In July 2005, in connection with providing services under the management agreement, CMA became a twenty percent joint owner of an aircraft used by the Company. We incurred fees to CMA of $5.4 million for fiscal 2007, $5.2 million for fiscal 2006, and $5.0 million for fiscal 2005. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at April 28, 2007 and April 29, 2006 were amounts due CMA of $2.5 million and $1.3 million, respectively.

6. OTHER INCOME
Other income consisted of the following:

	(In thousands)
	2007	2006	2005

Interest income	$1,701	$1,450	$581
Gain on contract settlement	895	1,143	633
Gain (loss) on disposal of property, net	(9)	51	(15)
Relinquishment of distribution rights	—	(228)	—

Total	$2,587	$2,416	$1,199

7. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	2007	2006	2005

Current	$16,659	$11,022	$8,645
Deferred	(2,835)	1,644	891

Total	$13,824	$12,666	$9,536

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.9	3.0
Other differences	(2.1)	(1.6)	(1.9)

Effective income tax rate	35.9%	36.3%	36.1%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Our deferred tax assets and liabilities as of April 28, 2007 and April 29, 2006 consisted of the following:

	(In thousands)
	2007	2006

Deferred tax assets:
Accrued expenses and other	$4,215	$2,161
Inventory and amortizable assets	269	155

Total deferred tax assets	4,484	2,316
Deferred tax liabilities:
Property	17,426	18,048
Intangibles and other	66	111

Total deferred tax liabilities	17,492	18,159

Net deferred tax liabilities	$13,008	$15,843

Current deferred tax assets – net	$2,209	$1,940

Noncurrent deferred tax liabilities – net	$15,217	$17,783

8. STOCK-BASED COMPENSATION
The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,800,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,800,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants of our Company by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,680,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.
Pursuant to a Special Stock Option Plan, National Beverage has authorized the issuance of options to purchase up to an aggregate of 1,800,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The Board of Directors also authorized the issuance of options to purchase up to 120,000 shares of common stock to be issued at the direction of the Chairman.
The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 240,000 shares of common stock to key employees, consultants, directors and officers of the Company. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP Program are automatically forfeited in the event of the sale of shares originally acquired by the participant. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and reduce to the par value of the stock at the end of the six-year vesting period.
The fair value of option grants was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: weighted average expected life of 8 years for fiscal 2007, 7.7 years for 2006, and 10 years for 2005; weighted average expected volatility of 33.2% for fiscal 2007, 30.5% for 2006, and 41% for 2005; weighted average risk free interest rates of 5% for fiscal 2007, 4.5% for 2006, and 5% for 2005; and no expected dividend payments. Subsequent to adopting SFAS No. 123R, forfeitures were estimated based on historical experience. Prior to adoption, forfeitures were recorded as they occurred. In fiscal 2007 and 2006, the expected life of stock options was estimated based on historical experience. Prior to fiscal 2006, the expected life was based on contractual term. The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.
The following is a summary of stock option activity for fiscal 2007:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of year	971,251	$2.67
Granted	1,536	6.99
Exercised	(119,880)	2.70
Cancelled	(17,700)	3.23

Options outstanding, end of year	835,207	4.23

Options exercisable, end of year	452,040	2.68

Stock-based compensation expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $318,000, $291,000, and $89,000, respectively. The total fair value of shares vested for fiscal 2007, fiscal 2006 and fiscal 2005 was $258,000, $218,000, and $136,000, respectively. The total intrinsic value for stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $1.1 million, $2.7 million, and $353,000, respectively. The weighted average fair value for stock options granted in fiscal 2007, fiscal 2006 and fiscal 2005 was $13.84, $5.18, and $6.01, respectively.
As of April 28, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $1.4 million, which is expected to be recognized over a weighted average period of 3.9 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 28, 2007 was 5.5 years and $7.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 28, 2007 was 3.3 years and $4.7 million, respectively.
For fiscal 2007, net cash proceeds from the exercise of stock options were $324,000 and the associated income tax benefit was $1,177,000.
The Company has a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed by our Company for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of April 28, 2007, no shares have been issued under the plan.
The share amounts reflected above have been restated to give retroactive effect to the 20% stock dividend distributed on June 22, 2007.
9. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2016. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8,211,000 for fiscal 2007, $8,507,000 for fiscal 2006, and $9,298,000 for fiscal 2005.
Our minimum lease payments under non-cancelable operating leases as of April 28, 2007 are as follows:

(In thousands)
Fiscal 2008	$6,211
Fiscal 2009	5,345
Fiscal 2010	3,754
Fiscal 2011	2,711
Fiscal 2012	2,303
Thereafter	1,904

Total minimum lease payments	$22,228

We have guaranteed the residual value of certain leased property in the amount of $11.3 million. No liability has been recorded as management believes that the net realizable value of the equipment will be in excess of the guaranteed amount when the lease terminates in July 2012 and that the fair market value of the guarantee is immaterial.

The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2007, $2.2 million for fiscal 2006, and $2.3 million for fiscal 2005.
We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 28, 2007, we had purchase committments for raw materials of $93.2 million.
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
11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Net sales	$150,136	$135,818	$117,123	$135,953
Gross profit	49,955	43,913	37,841	41,528
Net income	9,759	5,749	3,034	6,140
Net income per share – basic (1)	$.21	$.13	$.07	$.13
Net income per share – diluted (1)	$.21	$.12	$.07	$.13

Fiscal 2006
Net sales	$142,363	$131,502	$109,587	$133,350
Gross profit (2)	49,328	41,220	34,920	42,203
Net income	9,683	4,574	2,297	5,672
Net income per share – basic (1)	$.21	$.10	$.05	$.12
Net income per share – diluted (1)	$.21	$.10	$.05	$.12

(1)	Net income per share has been adjusted for the 20% stock dividend distributed on June 22, 2007.

(2)	Gross profit in the first quarter and third quarter includes a fructose settlement gain of $7.2 million and $1.2 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
National Beverage Corp.
We have audited the accompanying consolidated balance sheet of National Beverage Corp. as of April 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended April 28, 2007. We also have audited the 2007 financial statement schedule of National Beverage Corp. listed in Item 15(a) and management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Beverage Corp. maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Beverage Corp.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 28, 2007 and the results of its operations and its cash flows for the year ended April 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein and in our opinion, management’s assessment that National Beverage Corp. maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
July 12, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Shareholders of
National Beverage Corp.
In our opinion, the consolidated balance sheet as of April 29, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended April 29, 2006 present fairly, in all material respects, the financial position of National Beverage Corp. and its subsidiaries at April 29, 2006, and the results of their operations and their cash flows for each of the two years in the period ended April 29, 2006 in conformity with accounting principles generally accepted in the United States of America.
In addition, in our opinion, the financial statement schedule for each of the two years in the period ended April 29, 2006, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Ft Lauderdale, Florida
July 28, 2006, except for information presented in Note 5 to the consolidated
Financial Statements related to the retroactive effect of the stock dividend transaction, as to which the date is July 10, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On September 5, 2006, the Company engaged McGladrey & Pullen LLP as the Company’s independent registered public accounting firm, replacing PricewaterhouseCoopers LLP. The decision to change independent registered public accounting firms was recommended by the Company’s management and approved by the Audit Committee of the Company’s Board of Directors. The reports of PricewaterhouseCoopers LLP on the Company’s financial statements for the years ended April 29, 2006 and April 30, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended April 29, 2006 and April 30, 2005 and through September 5, 2006, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 28, 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 28, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls
There has been no change in the Company’s internal control over financial reporting during the quarter ended April 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required in response to this item (except as provided below) will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of April 28, 2007.

Name	Age	Position with Company
Nick A. Caporella (1)	71	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	47	President

Edward F. Knecht (3)	72	Executive Vice President — Procurement

George R. Bracken (4)	61	Senior Vice President – Finance

Dean A. McCoy (5)	50	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. Edward F. Knecht was named Executive Vice President – Procurement in August 2005 and, prior to that date, served as President of Shasta Sweetener Corp., a wholly-owned subsidiary of the Company.

(4)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(5)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information required in response to this item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required in response to this item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in response to this item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required in response to this item will be included in the Company’s 2007 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

		Page
1.	Financial Statements
	Consolidated Balance Sheets	17
	Consolidated Statements of Income	18
	Consolidated Statements of Shareholders’ Equity	19
	Consolidated Statements of Cash Flows	20
	Notes to Consolidated Financial Statements	21
	Report of Independent Registered Public Accounting Firm	30
	Report of Independent Registered Certified Public Accounting Firm	32
2.	Financial Statement Schedules
	Schedule II - Valuation and Qualifying Accounts	39
		Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.
3.	Exhibits
	See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.12	Special Stock Option Plan (8)

10.13	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.14	Key Employee Equity Partnership Program (9)

10.15	Amended and Restated Credit Agreement, dated December 10, 1998, between NewBevCo and lender therein (10)

10.16	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

10.17	Amendment No. 4 to Amended and Restated Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (11)

21.1	Subsidiaries of Registrant (12)

23.1	Consent of Independent Registered Public Accounting Firm (12)

23.2	Consent of Independent Registered Certified Public Accounting Firm (12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 1, 1999 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(12)	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy

Dean A. McCoy Senior Vice President and Chief Accounting Officer Date: July 12, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.

Nick A. Caporella Chairman of the Board and Chief Executive Officer Date: July 12, 2007	Samuel C. Hathorn, Jr. Director Date: July 12, 2007

/s/ Joseph G. Caporella	/s/ S. Lee Kling

Joseph G. Caporella President and Director Date: July 12, 2007	S. Lee Kling Director Date: July 12, 2007

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken Senior Vice President – Finance (Principal Financial Officer) Date: July 12, 2007	Joseph P. Klock, Jr. Director Date: July 12, 2007

Schedule II
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005
(In thousands)

	Balance at	Charged	Net	Balance
	Beginning	(Credited)	(Charge-Offs)	at End
Description	of Year	to Expenses	Recoveries	of Year
Year Ended April 28, 2007:
Allowance for doubtful trade receivables	$562	$(244)	$7	$325

Year Ended April 29, 2006:
Allowance for doubtful trade receivables	$585	$227	$(250)	$562

Year Ended April 30, 2005:
Allowance for doubtful trade receivables	$608	$271	$(294)	$585