Form 10-Q
period 2007-07-28
NATIONAL BEVERAGE CORP
filed 2007-09-06
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2007
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822

(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324

(Address of principal executive offices)	(Zip Code)
(954) 581-0922
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of registrant’s common stock outstanding as of August 20, 2007 was
45,601,634.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 28, 2007 AND APRIL 28, 2007
(In thousands, except share amounts)

	(Unaudited)
	July 28,	April 28,
	2007	2007
Assets
Current assets:
Cash and equivalents	$70,925	$65,579
Trade receivables — net of allowances of $338 ($325 at April 28, 2007)	52,392	51,976
Inventories	42,032	44,062
Deferred income taxes — net	2,954	2,209
Prepaid and other assets	8,127	9,681

Total current assets	176,430	173,507
Property — net	57,347	57,369
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	11,276	11,712

	$260,097	$257,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,247	$54,333
Accrued liabilities	18,688	19,271
Income taxes payable	3,692	2,219
Dividends payable	36,711	—

Total current liabilities	105,338	75,823
Deferred income taxes — net	14,858	15,217
Income tax liability	2,823	—
Other liabilities	8,982	9,231
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 49,633,518 shares issued (49,538,370 shares at April 28, 2007)	496	496
Additional paid-in capital	25,278	24,847
Retained earnings	120,172	149,868
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	128,096	157,361

	$260,097	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 28, 2007 AND JULY 29, 2006
(In thousands, except per share amounts)

	(Unaudited)
	2007	2006
Net sales	$151,764	$150,136

Cost of sales	105,373	100,181

Gross profit	46,391	49,955

Selling, general and administrative expenses	35,600	35,072

Interest expense	26	24

Other income - net	374	365

Income before income taxes	11,139	15,224

Provision for income taxes	3,954	5,465

Net income	$7,185	$9,759

Net income per share -
Basic	$.16	$.21

Diluted	$.16	$.21

Dividends per share	$.80	$—

Average common shares outstanding - basic	45,812	45,733
Dilutive stock options	311	321

Average common shares outstanding - diluted	46,123	46,054

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 28, 2007 AND JULY 29, 2006
(In thousands)

	(Unaudited)
	2007	2006
Operating Activities:
Net income	$7,185	$9,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,854	3,057
Deferred income tax benefit	(571)	(120)
Loss (gain) on disposal of property, net	18	(40)
Stock-based compensation	70	83
Changes in assets and liabilities:
Trade receivables	(416)	(8,394)
Inventories	2,030	(3,389)
Prepaid and other assets	1,488	(1,282)
Accounts payable	(8,086)	464
Accrued and other liabilities, net	2,761	6,958

Net cash provided by operating activities	7,333	7,096

Investing Activities:
Marketable securities purchased	(156,495)	(118,900)
Marketable securities sold	156,495	118,900
Property additions	(2,351)	(1,666)
Proceeds from sale of assets	3	59

Net cash used in investing activities	(2,348)	(1,607)

Financing Activities:
Proceeds from stock options exercised	130	151
Stock-based tax benefits	231	396

Net cash provided by financing activities	361	547

Net Increase in Cash and Equivalents	5,346	6,036

Cash and Equivalents - Beginning of Year	65,579	42,119

Cash and Equivalents - End of Period	$70,925	$48,155

Other Cash Flow Information:
Interest paid	$25	$25
Income taxes paid	701	215
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 28, 2007
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2007.
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 28, 2007 are comprised of finished goods of $22,549,000 and raw materials of $19,483,000. Inventories at April 28, 2007 are comprised of finished goods of $24,356,000 and raw materials of $19,706,000.
3. PROPERTY
Property consists of the following:

	(In thousands)
	July 28,	April 28,
	2007	2007
Land	$8,915	$8,915
Buildings and improvements	38,917	38,898
Machinery and equipment	125,677	123,556

Total	173,509	171,369
Less accumulated depreciation	(116,162)	(114,000)

Property – net	$57,347	$57,369

Depreciation expense was $2,352,000 and $2,543,000 for the three-month periods ended July 28, 2007 and July 29, 2006, respectively.

4. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through December 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At July 28, 2007, there was no debt outstanding under the Credit Facilities and approximately $41.8 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At July 28, 2007, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. COMMON STOCK
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. Net income per share, average common shares outstanding and share amounts have been restated to give retroactive effect to the 20% stock dividend.
On June 15, 2007, the Company declared a cash dividend of $.80 per share payable on or before August 17, 2007 to shareholders of record on July 20, 2007. The cash dividend aggregates $36.7 million and is reported as a liability in the accompanying consolidated balance sheet.
On August 23, 2007, the Company amended its Certificate of Incorporation to increase the number of authorized shares of capital stock from 51,000,000 to 76,000,000 and to increase the authorized number of shares of common stock from 50,000,000 to 75,000,000.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the three months ended July 28, 2007. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
6. INCOME TAXES
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 at the beginning of fiscal 2008 and have recognized a $2.7 million liability for uncertain tax positions, which amount is reported in “Income tax liability” in our Condensed Consolidated Balance Sheet. In addition, retained earnings were reduced by $170,000 from the cumulative effect of adoption.
As of the beginning of fiscal 2008, the total amount of gross unrecognized tax benefits was $2.4 million, of which $2.0 million related to unrecognized benefits that would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of fiscal 2008, we accrued approximately $255,000 of gross interest.
We file annual income tax returns in the United States (“U.S.”) federal jurisdiction and in various U.S. state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution. The Internal Revenue Service has concluded its examination of the Company’s federal income tax returns through fiscal 2004 and income tax returns for subsequent fiscal years are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2002.
7. STOCK-BASED COMPENSATION
During the three months ended July 28, 2007, options for 32,200 shares were granted at a weighted average exercise price of $9.34 and options for 95,148 shares were exercised at a weighted average exercise price of $1.37. At July 28, 2007, options to purchase 752,541 shares at a weighted average exercise price of $4.53 were outstanding and stock-based awards to purchase 3,210,984 shares of common stock were available for grant.
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

RESULTS OF OPERATIONS
Three Months Ended July 28, 2007 (first quarter of fiscal 2008) compared to
Three Months Ended July 29, 2006 (first quarter of fiscal 2007)
Net sales for the first quarter of fiscal 2008 increased 1.1% to $151.8 million compared to the first quarter of fiscal 2007. Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased 8.0%. The volume increase in higher priced products along with the effect of price increases instituted to recover raw material cost increases resulted in an 18.2% improvement in unit pricing. This improvement was largely offset by a decline in carbonated soft drink volume including the continued phase out of allied branded products.
Gross profit approximated 30.6% of net sales for the first quarter of fiscal 2008 compared to 33.3% of net sales for the first quarter of fiscal 2007. The decline in gross margin was due to higher raw material costs and the effect of lower volume partially offset by the higher unit pricing mentioned above. Cost of goods sold per unit increased approximately 23.0%
Selling, general and administrative expenses were $35.6 million or 23.5% of net sales for the first quarter of fiscal 2008 compared to $35.1 million or 23.4% of net sales for last year. The increase in expenses is due to higher administrative expenses primarily related to an increase in legal and accounting fees.
Other income includes interest income of $362,000 (fiscal 2008) and $325,000 (fiscal 2007). The increase in interest income is due to higher average investment balances and yields. Also, other income in the first quarter of fiscal 2007 includes a gain of $40,000 on the disposal of property.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.5% of income before taxes for the first quarter of fiscal 2008 and 35.9% for the comparable period in fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $7.2 million for the first quarter of fiscal 2008 compared to $9.8 million for the first quarter of fiscal 2007.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $3.2 million was used for standby letters of credit at July 28, 2007. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. On June 15, 2007, the Company declared a cash dividend of $.80 per share payable on August 17, 2007 to shareholders of record on July 20, 2007.

Cash Flows
During the first three months of fiscal 2008, $7.3 million was provided from operating activities and $361,000 was provided from financing activities, which was partially offset by $2.3 million used for investing activities. Cash used in investing activities increased $741,000 due to an increase in net property additions.
Financial Position
During the first three months of fiscal 2008, our working capital decreased $26.6 million to $71.1 million primarily due to the cash dividend payable of $36.7 million. Inventory decreased $2.0 million due to timing of full goods shipments related to seasonality and a reduction in raw materials. Accounts payable decreased $8.1 million related to a reduction in inventory requirements and timing of payments. At July 28, 2007, the current ratio was 1.7 to 1 compared to 2.3 to 1 at April 28, 2007.
Recently Adopted Accounting Standards
At the beginning of fiscal 2008, the Company adopted FIN 48, which did not have a material impact on the consolidated financial statements. See Note 6 of Notes to Condensed Consolidated financial Statements for additional information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2007.
ITEM 4. CONTROLS AND PROCEDURES
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer

concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On August 23, 2007, the Company amended its Certificate of Incorporation to increase the number of authorized shares of capital stock from 51,000,000 to 76,000,000 and to increase the authorized number of shares of common stock from 50,000,000 to 75,000,000. The amendment to the Certificate of Incorporation was approved on July 20, 2007 by written consent by the holders of a majority of our outstanding common stock.
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
Date: September 6, 2007

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer