Form 10-Q
period 2007-10-27
NATIONAL BEVERAGE CORP
filed 2007-12-06
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares of registrant’s common stock outstanding as of November 28, 2007 was 45,614,054.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 27, 2007 AND APRIL 28, 2007
(In thousands, except share amounts)

	(Unaudited)
	October 27,	April 28,
	2007	2007
Assets
Current assets:
Cash and equivalents	$41,142	$65,579
Trade receivables — net of allowances of $360 ($325 at April 28, 2007)	46,680	51,976
Inventories	42,385	44,062
Deferred income taxes — net	2,893	2,209
Prepaid and other assets	7,797	9,681

Total current assets	140,897	173,507
Property — net	56,942	57,369
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	10,556	11,712

	$223,439	$257,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,054	$54,333
Accrued liabilities	18,117	19,271
Income taxes payable	61	2,219

Total current liabilities	62,232	75,823
Deferred income taxes — net	15,038	15,217
Income tax liability	3,012	—
Other liabilities	8,477	9,231
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — 75,000,000 shares authorized; 49,646,838 shares issued (49,538,370 shares at April 28, 2007)	496	496
Additional paid-in capital	25,385	24,847
Retained earnings	126,649	149,868
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	134,680	157,361

	$223,439	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 27, 2007
AND OCTOBER 28, 2006
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net sales	$143,528	$135,818	$295,292	$285,954
Cost of sales	99,003	91,905	204,376	192,086

Gross profit	44,525	43,913	90,916	93,868
Selling, general and administrative expenses	34,830	35,361	70,430	70,433
Interest expense	25	27	51	51
Other income — net	373	444	747	809

Income before income taxes	10,043	8,969	21,182	24,193
Provision for income taxes	3,566	3,220	7,520	8,685

Net income	$6,477	$5,749	$13,662	$15,508

Net income per share —
Basic	$.14	$.13	$.30	$.34

Diluted	$.14	$.12	$.30	$.34

Dividends per share	$—	$—	$.80	$—

Average common shares outstanding — basic	45,902	45,757	45,857	45,745
Dilutive stock options	204	305	258	313

Average common shares outstanding — diluted	46,106	46,062	46,115	46,058

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 27, 2007 AND OCTOBER 28, 2006
(In thousands)

	(Unaudited)
	2007	2006
Operating Activities:
Net income	$13,662	$15,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,852	6,135
Deferred income tax benefit	(330)	(238)
Loss (gain) on disposal of property, net	24	(41)
Stock-based compensation	137	163
Changes in assets and liabilities:
Trade receivables	5,296	4,650
Inventories	1,677	(4,039)
Prepaid and other assets	2,008	(2,091)
Accounts payable	(10,279)	(7,363)
Accrued and other liabilities, net	(1,757)	2,927

Net cash provided by operating activities	16,290	15,611

Investing Activities:
Marketable securities purchased	(237,995)	(233,825)
Marketable securities sold	237,995	233,825
Property additions	(4,425)	(4,416)
Proceeds from sale of assets	8	59

Net cash used in investing activities	(4,417)	(4,357)

Financing Activities:
Common stock cash dividend	(36,711)	—
Proceeds from stock options exercised	155	230
Stock-based tax benefits	246	461

Net cash (used in) provided by financing activities	(36,310)	691

Net (Decrease) Increase in Cash and Equivalents	(24,437)	11,945

Cash and Equivalents — Beginning of Year	65,579	42,119

Cash and Equivalents — End of Period	$41,142	$54,064

Other Cash Flow Information:
Interest paid	$52	$53
Income taxes paid	7,553	5,683
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 27, 2007
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
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 27, 2007 are comprised of finished goods of $24,189,000 and raw materials of $18,196,000. Inventories at April 28, 2007 are comprised of finished goods of $24,356,000 and raw materials of $19,706,000.
3. PROPERTY
Property consists of the following:

	(In thousands)
	October 27,	April 28,
	2007	2007
Land	$8,915	$8,915
Buildings and improvements	38,989	38,898
Machinery and equipment	127,606	123,556

Total	175,510	171,369
Less accumulated depreciation	(118,568)	(114,000)

Property — net	$56,942	$57,369

Depreciation expense was $2,468,000 and $4,820,000 for the three-month and six-month periods ended October 27, 2007, respectively, and $2,554,000 and $5,097,000 for the three-month and six-month periods ended October 28, 2006, respectively.
4. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through December 2008 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At October 27, 2007, $3.2 million of the Credit Facilities was used for standby letters of credit and $41.8 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At October 27, 2007, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. COMMON STOCK
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders of record on June 4, 2007. Net income per share, average common shares outstanding and share amounts have been restated to give retroactive effect to the 20% stock dividend.
On August 17, 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million, to shareholders of record on July 20, 2007.
On August 23, 2007, the Company amended its Certificate of Incorporation to increase the number of authorized shares of capital stock from 51,000,000 to 76,000,000 and to increase the authorized number of shares of common stock from 50,000,000 to 75,000,000.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the six months ended October 27, 2007. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
6. INCOME TAXES
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 at the beginning of fiscal 2008 and recognized a $2.7 million liability for uncertain tax positions, which amount is reported in “Income tax liability” in our Condensed Consolidated Balance Sheet. In addition, retained earnings were reduced by $170,000 from the cumulative effect of adoption.

As of the beginning of fiscal 2008, the total amount of gross unrecognized tax benefits was $2.4 million, of which $2.0 million related to unrecognized benefits that would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of fiscal 2008, we accrued approximately $255,000 of gross interest. As of October 27, 2007, the liability for uncertain tax positions aggregated $3.0 million, which included accrued interest of $407,000.
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
7. STOCK-BASED COMPENSATION
During the six months ended October 27, 2007, options for 35,200 shares were granted at a weighted average exercise price of $9.09 and options for 108,468 shares were exercised at a weighted average exercise price of $1.43. At October 27, 2007, options to purchase 742,221 shares at a weighted average exercise price of $4.56 were outstanding and stock-based awards to purchase 3,207,984 shares of common stock were available for grant.
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

RESULTS OF OPERATIONS
Three Months Ended October 27, 2007 (second quarter of fiscal 2008) compared to
Three Months Ended October 28, 2006 (second quarter of fiscal 2007)
Net sales for the second quarter of fiscal 2008 increased 5.7% to $143.5 million compared to the second quarter of fiscal 2007. The net sales increase reflects case volume growth of 7.9% for the Company’s energy drinks, juices and waters along with the effect of a 13.0% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a 9.6% decline in carbonated soft drink volume including the continued phase out of allied branded products.
Gross profit approximated 31.0% of net sales for the second quarter of fiscal 2008 compared to 32.3% of net sales for the second quarter of fiscal 2007. The decline in gross margin was due to higher raw material costs and the effect of lower volume partially offset by the higher unit pricing mentioned above and a $.9 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 15.2%.
Selling, general and administrative expenses were $34.8 million or 24.3% of net sales for the second quarter of fiscal 2008 compared to $35.4 million or 26.0% of net sales for last year. The decrease in expenses is due to lower marketing and administrative expenses.
Other income includes interest income of $378,000 (fiscal 2008) and $444,000 (fiscal 2007). The decline in interest income is due to lower average investment balances related to the dividend payment.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.5% of income before taxes for the second quarter of fiscal 2008 and 35.9% for the comparable period in fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $6.5 million for the second quarter of fiscal 2008 compared to $5.7 million for the second quarter of fiscal 2007.
Six Months Ended October 27, 2007 (first six months of fiscal 2008) compared to
Six Months Ended October 28, 2006 (first six months of fiscal 2007)
Net sales for the first six months of fiscal 2008 increased 3.3% to $295.3 million compared to the first six months of fiscal 2007. Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased 7.9%. The volume increase in higher priced products along with the effect of price increases instituted to recover raw material cost increases resulted in a 15.7% improvement in unit pricing. This improvement was partially offset by a 14.4% decline in carbonated soft drink volume including the continued phase out of allied branded products.
Gross profit approximated 30.8% of net sales for the first six months of fiscal 2008 compared to 32.8% of net sales for the first six months of fiscal 2007. The decline in gross margin was due to higher raw material costs and the effect of lower volume partially offset by the higher unit pricing mentioned above. Cost of goods sold per unit increased approximately 19.2%.

Selling, general and administrative expenses were $70.4 million or 23.9% of net sales for the first six months of fiscal 2008 compared to $70.4 million or 24.6% of net sales for the comparable period in fiscal 2007. Fiscal 2008 results were impacted by higher distribution and administrative expenses offset by lower marketing expenses.
Other income includes interest income of $740,000 (fiscal 2008) and $769,000 (fiscal 2007). The decline in interest income is due to lower average investment balances.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.5% of income before taxes for the first six months of fiscal 2008 and 35.9% for the comparable period in fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $13.7 million for the first six months of fiscal 2008 compared to $15.5 million for the first six months of fiscal 2007.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $3.2 million was used for standby letters of credit at October 27, 2007. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders of record on June 4, 2007. On August 17, 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million, to shareholders of record on July 20, 2007.
Cash Flows
During the first six months of fiscal 2008, $16.3 million was provided from operating activities, which was offset by $4.4 million used for investing activities and $36.3 million used for financing activities. Cash used in financing activities reflects the cash dividend paid in August 2007.
Financial Position
During the first six months of fiscal 2008, our working capital decreased $19.0 million to $78.7 million primarily due to the $36.7 million cash dividend payment. Trade receivables, inventory and accounts payable decreased due to lower volume related primarily to seasonality. The current ratio was 2.3 to 1 at October 27, 2007 and April 28, 2007.

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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the company’s Annual Meeting of Shareholders held October 5, 2007, Mr. S. Lee Kling and Mr. Joseph P. Klock, Jr. were re-elected to the Board of Directors for a three-year term. Of the 44,446,670 shares voted, 44,130,453 shares were voted for the election of Mr. S. Lee Kling (316,217 shares were withheld) and 44,132,269 shares were voted for the election of Mr. Joseph P. Klock, Jr (314,401 shares were withheld).
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
Date: December 6, 2007

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer