Form 10-Q
period 2008-01-26
NATIONAL BEVERAGE CORP
filed 2008-03-06
CIK 69891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2008
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

One North University Drive, Ft. Lauderdale, FL	33324
(Address of principal executive offices)	(Zip Code)
(954) 581-0922
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares of registrant’s common stock outstanding as of February 29, 2008 was 45,948,854.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 26, 2008 AND APRIL 28, 2007
(In thousands, except share amounts)

	(Unaudited)
	January 26,	April 28,
	2008	2007
Assets
Current assets:
Cash and equivalents	$35,380	$65,579
Trade receivables — net of allowances of $280 ($325 at April 28, 2007)	40,684	51,976
Inventories	42,870	44,062
Deferred income taxes — net	2,922	2,209
Prepaid and other assets	9,090	9,681

Total current assets	130,946	173,507
Property — net	57,057	57,369
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	10,074	11,712

	$213,121	$257,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,891	$54,333
Accrued liabilities	17,950	19,271
Income taxes payable	88	2,219

Total current liabilities	47,929	75,823
Deferred income taxes — net	14,948	15,217
Income tax liability	3,031	—
Other liabilities	8,352	9,231
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — 75,000,000 shares authorized; 49,976,238 shares issued (49,538,370 shares at April 28, 2007)	500	496
Additional paid-in capital	26,308	24,847
Retained earnings	129,903	149,868
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	138,861	157,361

	$213,121	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 2008
AND JANUARY 27, 2007
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net sales	$123,182	$117,123	$418,474	$403,077

Cost of sales	85,513	79,282	289,889	271,368

Gross profit	37,669	37,841	128,585	131,709

Selling, general and administrative expenses	32,793	33,537	103,223	103,970

Interest expense	26	27	77	78

Other income — net	194	456	941	1,265

Income before income taxes	5,044	4,733	26,226	28,926

Provision for income taxes	1,790	1,699	9,310	10,384

Net income	$3,254	$3,034	$16,916	$18,542

Net income per share —
Basic	$.07	$.07	$.37	$.41

Diluted	$.07	$.07	$.37	$.40

Dividends per share	$—	$—	$.80	$—

Average common shares outstanding — basic	45,912	45,772	45,875	45,754
Dilutive stock options	182	294	232	307

Average common shares outstanding — diluted	46,094	46,066	46,107	46,061

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 26, 2008 AND JANUARY 27, 2007
(In thousands)

	(Unaudited)
	2008	2007
Operating Activities:
Net income	$16,916	$18,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,824	9,168
Deferred income tax benefit	(449)	(2,338)
Loss (gain) on disposal of property, net	24	(35)
Stock-based compensation	227	238
Changes in assets and liabilities:
Trade receivables	11,292	8,199
Inventories	1,192	(8,380)
Prepaid and other assets	686	(3,306)
Accounts payable	(24,442)	(3,025)
Accrued and other liabilities, net	(2,003)	205

Net cash provided by operating activities	12,267	19,268

Investing Activities:
Marketable securities purchased	(272,395)	(353,175)
Marketable securities sold	272,395	353,175
Property additions	(7,001)	(6,548)
Proceeds from sale of assets	8	69

Net cash used in investing activities	(6,993)	(6,479)

Financing Activities:
Common stock cash dividend	(36,711)	—
Proceeds from stock options exercised	306	286
Stock-based tax benefits	932	1,073

Net cash (used in) provided by financing activities	(35,473)	1,359

Net (Decrease) Increase in Cash and Equivalents	(30,199)	14,148

Cash and Equivalents — Beginning of Year	65,579	42,119

Cash and Equivalents — End of Period	$35,380	$56,267

Other Cash Flow Information:
Interest paid	$78	$80
Income taxes paid	10,830	10,320
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 26, 2008
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
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 26, 2008 are comprised of finished goods of $23,255,000 and raw materials of $19,615,000. Inventories at April 28, 2007 are comprised of finished goods of $24,356,000 and raw materials of $19,706,000.
3. PROPERTY
Property consists of the following:

	(In thousands)
	January 26,	April 28,
	2008	2007
Land	$8,915	$8,915
Buildings and improvements	39,103	38,898
Machinery and equipment	130,049	123,556

Total	178,067	171,369
Less accumulated depreciation	(121,010)	(114,000)

Property — net	$57,057	$57,369

Depreciation expense was $2,461,000 and $7,281,000 for the three-month and nine-month periods ended January 26, 2008, respectively, and $2,510,000 and $7,607,000 for the three-month and nine-month periods ended January 27, 2007, respectively.
4. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $45 million (the “Credit Facilities”) with banks. The Credit Facilities expire through December 2009 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At January 26, 2008, $2.7 million of the Credit Facilities was used for standby letters of credit and $42.3 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At January 26, 2008, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
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
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock. There were no shares purchased during the nine months ended January 26, 2008. Aggregate shares purchased since January 1998 were 502,060 and are classified as treasury stock.
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

As of the beginning of fiscal 2008, the total amount of gross unrecognized tax benefits was $2.4 million, of which $2.0 million related to unrecognized benefits that would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of fiscal 2008, we accrued approximately $255,000 of gross interest. As of January 26, 2008, the liability for uncertain tax positions aggregated $3.0 million, which included accrued interest of $351,000.
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
7. STOCK-BASED COMPENSATION
During the nine months ended January 26, 2008, options for 35,200 shares were granted at a weighted average exercise price of $9.09 and options for 149,868 shares were exercised at a weighted average exercise price of $2.04. At January 26, 2008, options to purchase 700,821 shares at a weighted average exercise price of $4.60 were outstanding and stock-based awards to purchase 3,207,984 shares of common stock were available for grant.
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

RESULTS OF OPERATIONS
Three Months Ended January 26, 2008 (third quarter of fiscal 2008) compared to
Three Months Ended January 27, 2007 (third quarter of fiscal 2007)
Net sales for the third quarter of fiscal 2008 increased 5.2% to $123.2 million compared to the third quarter of fiscal 2007. The net sales increase reflects case volume growth of 6.0% for the Company’s energy drinks, juices and waters along with the effect of an 8.1% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a 4.8% decline in carbonated soft drink volume.
Gross profit approximated 30.6% of net sales for the third quarter of fiscal 2008 compared to 32.3% of net sales for the third quarter of fiscal 2007. The decline in gross margin was due to higher raw material costs and the effect of lower volume partially offset by the higher unit pricing mentioned above and a $.5 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 10.8%.
Selling, general and administrative expenses were $32.8 million or 26.6% of net sales for the third quarter of fiscal 2008 compared to $33.5 million or 28.6% of net sales for last year. The decrease in expenses is due to lower marketing expenses.
Other income includes interest income of $194,000 (fiscal 2008) and $460,000 (fiscal 2007). The decline in interest income is due to lower average investment balances as a result of the $36.7 million cash dividend paid in August 2007.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.5% of income before taxes for the third quarter of fiscal 2008 and 35.9% for the comparable period in fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $3.3 million for the third quarter of fiscal 2008 compared to $3.0 million for the third quarter of fiscal 2007.
Nine Months Ended January 26, 2008 (first nine months of fiscal 2008) compared to
Nine Months Ended January 27, 2007 (first nine months of fiscal 2007)
Net sales for the first nine months of fiscal 2008 increased 3.8% to $418.5 million compared to the first nine months of fiscal 2007. Led by higher sales of Rip It, the case volume of the Company’s energy drinks, juices and waters increased 7.3%. The volume increase in higher priced products along with the effect of price increases instituted to recover raw material cost increases resulted in a 13.5% improvement in unit pricing. This improvement was partially offset by a 11.9% decline in carbonated soft drink volume including the phase out of certain allied branded products.
Gross profit approximated 30.7% of net sales for the first nine months of fiscal 2008 compared to 32.7% of net sales for the first nine months of fiscal 2007. The decline in gross margin was due to higher raw material costs and the effect of lower volume partially offset by the higher unit pricing mentioned above and a $1.4 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 16.8%.

Selling, general and administrative expenses were $103.2 million or 24.7% of net sales for the first nine months of fiscal 2008 compared to $104.0 million or 25.8% of net sales for the comparable period in fiscal 2007. The decline in expenses is due to lower marketing expenses.
Other income includes interest income of $934,000 (fiscal 2008) and $1.2 million (fiscal 2007). The decline in interest income is due to lower average investment balances.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.5% of income before taxes for the first nine months of fiscal 2008 and 35.9% for the comparable period in fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $16.9 million for the first nine months of fiscal 2008 compared to $18.5 million for the first nine months of fiscal 2007.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $45 million of which $2.7 million was used for standby letters of credit at January 26, 2008. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders of record on June 4, 2007. On August 17, 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million, to shareholders of record on July 20, 2007.
Cash Flows
During the first nine months of fiscal 2008, $12.3 million was provided from operating activities, which was offset by $7.0 million used for investing activities and $35.5 million used for financing activities. Cash used in financing activities reflects the $36.7 million cash dividend paid in August 2007.
Financial Position
During the first nine months of fiscal 2008, our working capital decreased $14.7 million to $83.0 million primarily due to the $36.7 million cash dividend payment. Trade receivables, inventory and accounts payable decreased due to lower volume related primarily to seasonality. The current ratio was 2.7 to 1 at January 26, 2008 and 2.3 to 1 at April 28, 2007.
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
Date: March 6, 2008

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer