Form 10-K
period 2008-05-03
NATIONAL BEVERAGE CORP
filed 2008-07-17
CIK 69891

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 3, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)
One North University Drive, Ft. Lauderdale, FL 33324
(Address of principal executive offices including zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 26, 2007 was approximately $91.1 million.
The number of shares of Registrant’s common stock outstanding as of July 2, 2008 was 45,987,494.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III hereof.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Mt. Shasta®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté™ nutritionally-enhanced waters. In addition, we produce Rip It® energy drinks, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies.
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
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors; by supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broader demographic emphasis; by developing and acquiring innovative products tailored toward healthy lifestyles; and by appealing to the “quality-value” expectations of the family consumer. We believe that the “regional share dynamics” of our brands perpetuate consumer loyalty within local regional markets, resulting in more retailer sponsored promotional activities.
PRODUCTS
Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established nearly 120 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors as well as bottled spring and drinking waters. Established over 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Mr. Pure, LaCroix,

Crystal Bay, and Ohana. In addition, we offer Rip It energy drinks as well as ÀSanté nutritionally- enhanced waters.
Our “fantasy of flavors” strategy emphasizes our distinctive flavored soft drinks, energy drinks, juices and other specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements, and, in recent years, the development of products designed to provide functional benefits to the consumer. These include our line of energy drinks and vitamin-enhanced waters. We intend to expand our product offerings through in-house development and/or acquisitions, to further our strategy within the evolving “functional” category geared toward health and wellness. Products currently being test marketed include Sundance® organic life/super-fruit blends, BODYWORX™ premium enhanced waters as well as powder and effervescent tablet beverage enhancers sold under the NutraFizz™ brand name.
MANUFACTURING
Our thirteen plants are strategically located in major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets. Each plant is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.
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
We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we assure manufacture of our products in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network servicing the United States, together with uniform standards for packaging, formulations, and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.
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
We also distribute our products to the convenience channel through our own direct-store delivery fleet and those of independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It, ÀSanté and Sundance. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products.
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
SALES AND MARKETING
We sell and market our products through an internal sales force as well as select broker networks. Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines. We believe that this focus allows our sales group to provide high level, responsive service and support to the customers and markets served.
Our sales and marketing programs are directed toward maintaining and enhancing consumer brand recognition and loyalty, and typically utilize a combination of regional advertising, special event marketing, endorsements and sponsorships, and consumer coupon distribution. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. We believe these elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation, unique packaging designs, and, for some product lines, value pricing. Additionally, National Beverage sponsors special holiday promotions including St. Nick’s, which features special holiday flavors and packaging.
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
The products we produce and sell are made from various materials, including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of our low-calorie soft drink products use sucralose, aspartame or Acesulfame-K. We manufacture a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.
Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. Our key raw materials, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities, and/or the requirement to purchase all supplies for specified locations. Aluminum cans comprise a significant portion of our raw material purchases.
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

TRADEMARKS
We maintain registered trademarks for our brands in the United States and abroad, which are significant to our business. Shasta, Faygo, Ritz, LaCroix, Everfresh, Big Shot, Mr. Pure, Home Juice, ClearFruit, Mt. Shasta, Crystal Bay, Rip It, ÀSanté, Sundance, NutraFizz, Ohana, and St. Nick’s are among the trademarks of National Beverage. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.
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
EMPLOYEES
As of May 3, 2008, we employed approximately 1,300 people, of which approximately 300 are covered by collective bargaining agreements. We believe that relations with employees are good.
AVAILABLE INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports are available free of charge on our internet website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, our Code of Ethics is available on our internet website. The information on the Company’s website is not part of this annual report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair our business and results of operations.
Changes in consumer preferences and taste. There has been an increasing focus on health and wellness by beverage consumers, which may reduce demand for caloric carbonated soft drinks and increase the consumption of products perceived to deliver health, wellness and/or functionality. If we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our results of operations and financial condition could be adversely affected.
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
Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, linerboard and corn, and the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity. These items are subject to price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, national emergencies, natural disasters, supply shortages or other events could affect our continued supply of raw materials and energy. If raw materials or energy costs increase, or the availability is limited, our results of operations and financial condition could be adversely affected.
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
The production of beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry’s conversion to lighter weight containers or improved blending processes that enhance ingredient yields. We are not aware of any anticipated industry-wide changes in technology that would adversely impact our current physical production capacity or cost of production.
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
No matters were voted upon during the fourth quarter of fiscal 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on the NASDAQ Global Select Market under the symbol “FIZZ”. Prior to June 12, 2007, the Common Stock was listed on the American Stock Exchange under the symbol “FIZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$14.65	$9.40	$14.63	$9.79
Second Quarter	$10.59	$7.95	$14.42	$9.08
Third Quarter	$8.65	$6.76	$12.75	$9.38
Fourth Quarter	$8.25	$7.01	$15.02	$10.71

Of the estimated 5,000 holders of our Common Stock, including those whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 700 shareholders of record at July 2, 2008, according to records maintained by our transfer agent.
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
Currently, the Board of Directors has no plans to declare additional cash dividends. See Note 4 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.
Performance Graph
The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 3, 2003 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) a company constructed peer group consisting of Coca-Cola Enterprises, Inc., Coca-Cola Bottling Company Consolidated, Cott Corporation and PepsiAmericas, Inc. The graph assumes that all dividends have been reinvested.

ITEM 6. SELECTED FINANCIAL DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 3,	April 28,	April 29,	April 30,	May 1,
	2008 (1)	2007	2006	2005	2004
SUMMARY OF OPERATIONS:
Net sales	$566,001	$539,030	$516,802	$495,572	$512,061
Cost of sales (2)	393,420	365,793	349,131	340,206	343,316

Gross profit	172,581	173,237	167,671	155,366	168,745
Selling, general and administrative expenses	138,447	137,212	135,090	130,037	139,058
Interest expense	109	106	105	106	132
Other income — net	1,053	2,587	2,416	1,199	544

Income before income taxes	35,078	38,506	34,892	26,422	30,099
Provision for income taxes	12,598	13,824	12,666	9,536	11,408

Net income	$22,480	$24,682	$22,226	$16,886	$18,691

PER SHARE DATA:
Basic net income (3)	$.49	$.54	$.49	$.37	$.42
Diluted net income (3)	.49	.54	.48	.37	.41
Closing stock price (3)	8.05	13.13	12.80	5.92	7.57
Cash dividends paid (4)	.80	—	.83	—	.83

BALANCE SHEET DATA:
Working capital	$89,396	$97,684	$75,025	$81,962	$64,967
Property — net	57,639	57,369	56,027	62,879	59,535
Total assets	239,122	257,632	218,339	224,587	205,378
Deferred income taxes — net	16,624	15,217	17,783	15,958	14,930
Shareholders’ equity (4)	144,625	157,361	130,860	143,296	125,376

(1)	Fiscal 2008 consisted of 53 weeks.

(2)	Fiscal 2006 cost of sales includes a fructose settlement gain of $8.4 million.

(3)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Net income per share and the closing stock price have been adjusted for the 100% stock dividend distributed on March 22, 2004 and the 20% stock dividend distributed on June 22, 2007.

(4)	In January 2006 and April 2004, the Company paid a cash dividend of $1.00 per share ($.83 per share after adjusting for the 20% stock dividend), aggregating $38.0 million and $38.4 million, respectively. In addition, in August 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters and energy drinks. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; and LaCroix®, Mt. Shasta®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté™ nutritionally-enhanced waters. In addition, we produce Rip It® energy drinks, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in thirteen manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).
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
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It, ÀSanté and Sundance®. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Net Sales
Net sales for fiscal 2008 increased 5.0% to $566.0 million compared to fiscal 2007. The net sales increase reflects case volume growth of 9% for our energy drinks, juices and waters along with the effect of a 11% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. These increases were partially offset by a 6% decline in branded carbonated soft drink volume as well as the phase out of certain allied brands.
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
Gross Profit
Gross profit approximated 30.5% of net sales for fiscal 2008 and 32.1% of net sales for fiscal 2007. The decline in gross margin was due to higher manufacturing and raw material costs and the effect of lower volume. This was partially offset by the higher unit pricing noted above and a $1.4 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 14%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $138.4 million or 24.5% of net sales for fiscal 2008 compared to $137.2 million or 25.5% of net sales for last year. The increase in expenses is due primarily to higher distribution costs, which were affected by increases in fuel and energy costs.
Selling, general and administrative expenses were $137.2 million or 25.5% of net sales for fiscal 2007 compared to $135.1 million or 26.1% of net sales for last year. The $2.1 million increase is due to higher marketing costs primarily related to new product introductions associated with energy drinks and increased cooperative advertising.
Interest Expense and Other Income-Net
Interest expense is comprised of financing costs related to maintaining lines of credit. Other income includes interest income of $1,218,000 for fiscal 2008, $1,701,000 for fiscal 2007, and $1,450,000 for fiscal 2006. The decline in interest income for fiscal 2008 is due to lower investment yields and average invested balances, reflecting the effects of declining rates and the $36.7 million dividend paid in August 2007. The increase in interest income for fiscal 2007 is due to an increase in investment yields and average invested balances. In addition, other income includes gains related to a contract settlement with a customer of $895,000 for fiscal 2007 and $1.1 million for fiscal 2006. See Note 6 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate was approximately 35.9% for fiscal 2008 and fiscal 2007, and 36.3% for fiscal 2006. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 7 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Capital Resources
Our current sources of capital are cash flow from operations and borrowings under existing credit facilities. A subsidiary of the Company maintains unsecured revolving credit facilities aggregating $45 million, of which $2.7 million is utilized for standby letters of credit at May 3, 2008. We believe that existing capital resources are sufficient to meet our capital requirements and those of the parent company for the foreseeable future.
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders of record on June 4, 2007. On August 17, 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million, to shareholders of record on July 20, 2007.
Cash Flows
During fiscal 2008, $34 million was provided from operating activities, which was partially offset by $12.7 million used for investing activities. Cash provided by operating activities increased $1.2 million due primarily to a favorable change in deferred income taxes. Cash used in investing activities increased $1.8 million due to a net increase in marketable securities purchased. Cash used in financing activities aggregated $35.4 million in fiscal 2008 and was comprised of a $36.7 million dividend payment partially offset by proceeds and tax benefits from stock options exercised.
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
Financial Position
During fiscal 2008, our working capital decreased $8.3 million to $89.4 million due to the August 2007 cash dividend payment. Trade receivables decreased $2.8 million due to changes in customer mix and timing of customer payments. Inventory decreased $5.3 million due to the elimination of certain inventory items and improved inventory management. Prepaid and other assets increased $2.3 million due to an increase in income tax refund receivable. At May 3, 2008 and April 27, 2007, the current ratio was 2.3 to 1.
During fiscal 2007, our working capital increased $22.7 million to $97.7 million primarily due to cash provided from operations. Trade receivables increased $3.7 million due to higher sales in

April 2007. Inventory increased $9.6 million due to the effects of new products and cost increases. At April 28, 2007, the current ratio was 2.3 to 1 compared to 2.2 to 1 at April 29, 2006.
Liquidity
Although we continually evaluate capital projects designed to expand capacity, enhance packaging capabilities and improve efficiencies at our manufacturing facilities, the Company did not have any material capital expenditure commitments as of May 3, 2008. We anticipate that fiscal 2009 expenditures will be comparable to historical amounts.
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
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased. There were no shares purchased during the last three fiscal years.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.7 million for fiscal 2008, $5.4 million for fiscal 2007, and $5.2 million for fiscal 2006. At May 3, 2008, we owed $2.7 million to CMA for unpaid fees. See Note 5 of Notes to Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
Long-term contractual obligations at May 3, 2008 are payable as follows:
(In thousands)

			2010-	2012-
	Total	2009	2011	2013	Thereafter
Operating leases	$17,516	$6,122	$7,289	$3,822	$283
Purchase commitments	65,629	47,504	18,125	—	—

Total	$83,145	$53,626	$25,414	$3,822	$283

We have guaranteed the residual value of certain leased equipment in the amount of $11.3 million. Management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012.
We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, none of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2008, fiscal 2007, and fiscal 2006.
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

We have standby letters of credit aggregating $2.7 million related to our self-insurance programs, which expire in fiscal 2009. We expect to renew these standby letters of credit until they are no longer required.
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
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs.
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

Sales Incentives
We offer various sales incentive arrangements to our customers, which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of revenues and actual amounts may vary from reported amounts.
NEW ACCOUNTING STANDARDS
See Note 1 of Notes to Consolidated Financial Statements for information about recently issued accounting standards.
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

Interest Rates
We had no outstanding debt or debt related interest rate exposure during fiscal 2008. Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2008 would have changed by approximately $400,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 3, 2008 AND APRIL 28, 2007
(In thousands, except share amounts)

	2008	2007
Assets
Current assets:
Cash and equivalents	$51,497	$65,579
Marketable securities	3,000	—
Trade receivables — net of allowances of $266 (2008) and $325 (2007)	49,186	51,976
Inventories	38,754	44,062
Deferred income taxes — net	2,895	2,209
Prepaid and other assets	12,009	9,681

Total current assets	157,341	173,507
Property — net	57,639	57,369
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	9,098	11,712

	$239,122	$257,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,803	$54,333
Accrued liabilities	17,965	19,271
Income taxes payable	177	2,219

Total current liabilities	67,945	75,823
Deferred income taxes — net	16,624	15,217
Income tax liability	3,166	—
Other liabilities	6,762	9,231
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 75,000,000 shares; issued 49,982,838 shares (2008) and 49,538,370 shares (2007); outstanding 45,950,054 shares (2008) and 45,505,586 shares (2007)	500	496
Additional paid-in capital	26,508	24,847
Retained earnings	135,467	149,868
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	144,625	157,361

	$239,122	$257,632

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 3, 2008, APRIL 28, 2007 AND APRIL 29, 2006
(In thousands, except per share amounts)

	2008	2007	2006

Net sales	$566,001	$539,030	$516,802

Cost of sales	393,420	365,793	349,131

Gross profit	172,581	173,237	167,671

Selling, general and administrative expenses	138,447	137,212	135,090

Interest expense	109	106	105

Other income — net	1,053	2,587	2,416

Income before income taxes	35,078	38,506	34,892

Provision for income taxes	12,598	13,824	12,666

Net income	$22,480	$24,682	$22,226

Net income per share
Basic	$.49	$.54	$.49

Diluted	$.49	$.54	$.48

Average common shares outstanding
Basic	45,894	45,763	45,367

Diluted	46,109	46,073	45,946

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED MAY 3, 2008, APRIL 28, 2007 AND APRIL 29, 2006
(In thousands)

	2008	2007	2006

Number of Common Shares Issued
Beginning of year	49,538	41,511	41,019
Stock options exercised (1)	444	443	492
20% stock dividend	—	7,584	—

End of year	49,982	49,538	41,511

Preferred Stock
Beginning and end of year	$150	$150	$150

Common Stock
Beginning of year	496	415	410
Stock options exercised	4	5	5
20% stock dividend	—	76	—

End of year	500	496	415

Additional Paid-In Capital
Beginning of year	24,847	23,033	19,679
Stock options exercised	329	319	1,000
Stock-based compensation	311	318	1,254
Stock-based tax benefits	1,021	1,177	1,100

End of year	26,508	24,847	23,033

Retained Earnings
Beginning of year	149,868	125,262	141,057
Net income	22,480	24,682	22,226
Cash dividends paid	(36,711)	—	(38,021)
FIN 48 adoption	(170)	—	—
20% stock dividend	—	(76)	—

End of year	135,467	149,868	125,262

Treasury Stock-Preferred
Beginning and end of year	(5,100)	(5,100)	(5,100)

Treasury Stock-Common
Beginning and end of year	(12,900)	(12,900)	(12,900)

Total Shareholders’ Equity	$144,625	$157,361	$130,860

(1)	Includes issuance of deferred delivery shares of 288 (2008), 343 (2007) and 39 (2006).
See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 3, 2008, APRIL 28, 2007 AND APRIL 29, 2006
(In thousands)

	2008	2007	2006
Operating Activities:
Net income	$22,480	$24,682	$22,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,584	11,650	13,587
Deferred income tax (benefit) provision	1,254	(2,835)	1,644
Loss (gain) on disposal of property, net	196	9	(51)
Stock-based compensation	311	318	291
Changes in assets and liabilities:
Trade receivables	2,790	(3,740)	(2,101)
Inventories	5,308	(9,633)	(4,691)
Prepaid and other assets	(2,824)	(3,193)	(4,675)
Accounts payable	(4,530)	16,292	29
Accrued and other liabilities, net	(2,581)	(715)	2,293

Net cash provided by operating activities	33,988	32,835	28,552

Investing Activities:
Marketable securities purchased	(302,195)	(524,980)	(352,775)
Marketable securities sold	299,195	524,980	352,775
Property additions	(9,725)	(10,975)	(7,964)
Proceeds from sale of assets	12	99	2,890

Net cash used in investing activities	(12,713)	(10,876)	(5,074)

Financing Activities:
Common stock cash dividend	(36,711)	—	(38,021)
Proceeds from stock options exercised	333	324	1,005
Stock-based tax benefits	1,021	1,177	1,100

Net cash provided by (used in) financing activities	(35,357)	1,501	(35,916)

Net Increase (Decrease) in Cash and Equivalents	(14,082)	23,460	(12,438)

Cash and Equivalents — Beginning of Year	65,579	42,119	54,557

Cash and Equivalents — End of Year	$51,497	$65,579	$42,119

Other Cash Flow Information:
Interest paid	$107	$106	$105
Income taxes paid	13,767	13,325	10,754
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany balances have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, an additional week is added every five or six years. Fiscal 2008 consists of 53 weeks while fiscal 2007 and 2006 consist of 52 weeks.
Cash and Equivalents
Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity of three months or less.
Fair Value of Financial Instruments
The fair values of financial instruments including marketable securities, trade receivables and accounts payable are estimated based on market rates. The carrying amounts of financial instruments reflected in the balance sheets approximate their fair values.
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
Income Taxes
We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
At the beginning of fiscal 2008, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to evaluate our open tax positions that exist on the date of initial adoption in each jurisdiction.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.
Insurance Programs
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.
Intangible Assets
Intangible assets as of May 3, 2008 and April 28, 2007 consisted of nonamortizable trademarks aggregating $1,899,000. Amortization expense related to relinquished distribution rights was $285,000 for fiscal 2006.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 3, 2008 are comprised of finished goods of $20,913,000 and raw materials of $17,841,000. Inventories at April 28, 2007 are comprised of finished goods of $24,356,000 and raw materials of $19,706,000.
Marketable Securities
Marketable securities are income yielding securities that generally can be readily converted into cash. All of our marketable securities are classified as trading securities and are reported as current assets at their estimated fair market values. The reported fair value is based on a variety of factors and assumptions including quoted market prices when available. Accordingly, the fair value may not represent actual value of the securities that could have been realized as of May 3, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $39.5 million in fiscal 2008, $42.4 million in fiscal 2007, and $37.9 million in fiscal 2006.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Included in average common shares outstanding are shares of common stock of which option holders have elected to defer physical delivery following the exercise of stock options. Diluted net income per share is calculated in a similar manner, but include the dilutive effect of stock options, which amounted to 215,000 shares (2008), 310,000 shares (2007), and 579,000 shares (2006). Net income per share and average common shares outstanding have been adjusted for the 20% stock dividend paid on June 22, 2007 (see note 5).
New Accounting Standards
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. However, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, the FASB deferred the effective date of SFAS 157 until the beginning of our 2010 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our financial statements.
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
Sales Incentives
We offer various sales incentive arrangements to our customers which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of revenues and actual amounts may vary from reported amounts.
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
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $45.3 million in fiscal 2008, $43.2 million in fiscal 2007, and $44.1 million in fiscal 2006. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.
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
Prior to the fourth quarter of fiscal 2006, we applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Under APB 25, stock-based compensation expense was generally not recognized unless the exercise price of options granted was less than the market price on the date of grant. Had compensation cost for options granted to employees been recorded based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” prior to the adoption date, net income and net income per share would have been impacted on a pro forma basis by less than $200,000 and $.01 per share for fiscal 2006.
Trade Receivables
We record trade receivables at net realizable value, which includes an appropriate allowance for doubtful accounts. We extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs. Activity in the allowance for doubtful accounts was as follows:

	(In thousands)
	2008	2007	2006
Balance at beginning of year	$325	$562	$585
Charged (credited) to expense	91	(244)	227
Net recoveries (charge-offs)	(150)	7	(250)

Balance at end of year	$266	$325	$562

As of May 3, 2008 and April 28, 2007, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.
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
2. PROPERTY
Property as of May 3, 2008 and April 28, 2007 consisted of the following:

	(In thousands)
	2008	2007
Land	$8,954	$8,915
Buildings and improvements	41,697	38,898
Machinery and equipment	124,797	123,556

Total	175,448	171,369
Less accumulated depreciation	(117,809)	(114,000)

Property — net	$57,639	$57,369

Depreciation expense was $9,247,000 for fiscal 2008, $9,525,000 for fiscal 2007, and $10,147,000 for fiscal 2006.
3. ACCRUED LIABILITIES
Accrued liabilities as of May 3, 2008 and April 28, 2007 consisted of the following:

	(In thousands)
	2008	2007
Accrued promotions	$5,340	$5,710
Accrued compensation	5,065	4,427
Accrued insurance	2,783	1,919
Other	4,777	7,215

Total	$17,965	$19,271

4. DEBT
At May 3, 2008, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $45 million (the “Credit Facilities”). The Credit Facilities expire through December 2009 and bear interest at 1/2% below the banks’ reference rate or .6% above LIBOR, at the subsidiary’s election. At May 3, 2008, $2.7 million of the Credit Facilities was used for standby letters of credit and $42.3 million was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At May 3, 2008, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
In June 2008, the Credit Facilities were increased to $75 million and the maturity date extended through December 2013.
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
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased. There were no shares purchased during the three fiscal years ended May 3, 2008.
The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. Under the agreement, the employees of CMA provide us with corporate finance, strategic planning, business development and other management services for an annual base fee equal to one percent of consolidated net sales plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Board of Directors. In July 2005, in connection with providing services under the management agreement, CMA became a twenty percent joint owner of an aircraft used by the Company. We incurred fees to CMA of $5.7 million for fiscal 2008, $5.4 million for fiscal 2007, and $5.2 million for fiscal 2006. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at May 3, 2008 and April 28, 2007 were amounts due CMA of $2.7 million and $2.5 million, respectively.

6. OTHER INCOME
Other income consisted of the following:

	(In thousands)
	2008	2007	2006
Interest income	$1,218	$1,701	$1,450
Gain on contract settlement	—	895	1,143
Gain (loss) on disposal of property, net	(196)	(9)	51
Other income (loss), net	31	—	(228)

Total	$1,053	$2,587	$2,416

7. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	2008	2007	2006
Current	$11,344	$16,659	$11,022
Deferred	1,254	(2,835)	1,644

Total	$12,598	$13,824	$12,666

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 3, 2008 and April 28, 2007 consisted of the following:

	(In thousands)
	2008	2007
Deferred tax assets:
Accrued expenses and other	$4,704	$4,215
Inventory and amortizable assets	359	269

Total deferred tax assets	5,063	4,484

Deferred tax liabilities:
Property	18,703	17,426
Intangibles and other	89	66

Total deferred tax liabilities	18,792	17,492

Net deferred tax liabilities	$13,729	$13,008

Current deferred tax assets — net	$2,895	$2,209

Noncurrent deferred tax liabilities — net	$16,624	$15,217

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.0	2.9
Other differences	(1.9)	(2.1)	(1.6)

Effective income tax rate	35.9%	35.9%	36.3%

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We adopted FIN 48 at the beginning of fiscal 2008 and recorded a $703,000 increase in liabilities for uncertain tax positions, a $533,000 decrease in deferred tax liability and a $170,000 decrease to retained earnings.
As of May 3, 2008, the gross amount of unrecognized tax benefits was approximately $3.2 million, of which approximately $424,000 was recognized as tax expense in fiscal 2008. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $2.6 million. A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during fiscal 2008 follows:

(In thousands)
Beginning balance	$2,694
Increases due to current period tax positions	630
Decreases due to lapse of statue of limitations	(158)

Ending balance	$3,166

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 3, 2008, we had accrued $393,000 in interest related to unrecognized tax benefits, of which approximately $90,000 was recognized as tax expense in fiscal 2008.
We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. The Internal Revenue Service has concluded its examination of our federal income tax returns through fiscal 2004 and income tax returns for subsequent fiscal years are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending on or after fiscal 2003.
8. STOCK-BASED COMPENSATION
The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,800,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,800,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to the officers (including those who are also directors) and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,680,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally vest over a five-year period and expire after ten years.
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
The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 240,000 shares of common stock to key employees, consultants, directors and officers. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP Program are automatically forfeited in the event of the sale of shares originally acquired by the participant. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and the exercise price reduces to the stock par value at the end of the six-year vesting period.
The fair value of option grants was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: weighted average expected life of 7.6 years for fiscal 2008, 8 years for 2007, and 7.7 years for 2006; weighted average expected volatility of 36.3% for fiscal 2008, 33.2% for 2007, and 30.5% for 2006; weighted average risk free interest rates of 4.6% for fiscal 2008, 5% for 2007, and 4.5% for 2006; and no expected dividend payments. Subsequent to adopting SFAS No. 123R, forfeitures were estimated based on historical experience. Prior to adoption, forfeitures were recorded as they occurred. The expected life of stock options was estimated based on historical experience. The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.
The following is a summary of stock option activity for fiscal 2008:

	Shares	Price (a)
Options outstanding, beginning of year	835,207	$4.23
Granted	41,200	8.85
Exercised	(156,468)	2.13
Cancelled	(43,020)	6.06

Options outstanding, end of year	676,919	4.47

Options exercisable, end of year	361,848	3.24

(a)	Weighted average exercise price.
Stock-based compensation expense for fiscal 2008, fiscal 2007 and fiscal 2006 was $311,000, $318,000, and $291,000, respectively. The total fair value of shares vested for fiscal 2008, fiscal 2007 and fiscal 2006 was $292,000, $258,000, and $218,000, respectively. The total intrinsic value for stock options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $1.2 million, $1.1 million, and $2.7 million, respectively. The weighted average fair value for stock options granted in fiscal 2008, fiscal 2007 and fiscal 2006 was $7.02, $13.84, and $5.18, respectively.
As of May 3, 2008, unrecognized compensation expense related to the unvested portion of our stock options was $1.3 million, which is expected to be recognized over a weighted average period of 3.2 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 3, 2008 was 5.3 years and $2.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 3, 2008 was 3.5 years and $1.7 million, respectively.

For fiscal 2008, net cash proceeds from the exercise of stock options were $333,000 and stock based income tax benefits aggregated $1 million.
We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of May 3, 2008, no shares have been issued under the plan.
9. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2017. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8.3 million for fiscal 2008, $8.2 million for fiscal 2007, and $8.5 million for fiscal 2006.
Our minimum lease payments under non-cancelable operating leases as of May 3, 2008 are as follows:

(In thousands)
Fiscal 2009	$6,122
Fiscal 2010	4,246
Fiscal 2011	3,043
Fiscal 2012	2,278
Fiscal 2013	1,544
Thereafter	283

Total minimum lease payments	$17,516

We have guaranteed the residual value of certain leased equipment in the amount of $11.3 million. No liability has been recorded as management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012 and that the fair market value of the guarantee is immaterial.
The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.2 million for fiscal 2008, fiscal 2007, and fiscal 2006.
We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 3, 2008, we had purchase commitments for raw materials of $65.6 million.
From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

10. FRUCTOSE SETTLEMENT
In June 2005, we received a partial payment of $7.7 million from the settlement of our claim in a class action lawsuit known as “In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois”. The lawsuit related to purchases of high fructose corn syrup made by the Company and others. The settlement amount was allocated to each class action recipient based on the proportion of its purchases to total purchases by all class action recipients. The amount received, less offsets and expenses of $.5 million, was recorded as a reduction in cost of sales in the first quarter of fiscal 2006. In November 2005, we received $1.2 million, representing the final payment due under the settlement. Such amount was recorded in the third quarter of fiscal 2006 as a reduction in cost of sales.
11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2008 (1)
Net sales	$151,764	$143,528	$123,182	$147,527
Gross profit	46,391	44,525	37,669	43,996
Net income	7,185	6,477	3,254	5,564
Net income per share — basic	$.16	$.14	$.07	$.12
Net income per share — diluted	$.16	$.14	$.07	$.12

Fiscal 2007
Net sales	$150,136	$135,818	$117,123	$135,953
Gross profit	49,955	43,913	37,841	41,528
Net income	9,759	5,749	3,034	6,140
Net income per share — basic (2)	$.21	$.13	$.07	$.13
Net income per share — diluted (2)	$.21	$.12	$.07	$.13

(1)	Fiscal 2008 fourth quarter included fourteen weeks while other quarters included thirteen weeks.

(2)	Net income per share has been adjusted for the 20% stock dividend distributed on June 22, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
National Beverage Corp.
We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of May 3, 2008 and April 28, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended May 3, 2008. We also have audited National Beverage Corp.’s internal control over financial reporting as of May 3, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

As discussed in Notes 1 and 7 to the consolidated financial statements, in fiscal 2008 the Company changed its method of accounting for uncertainty in income taxes.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of May 3, 2008 and April 28, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended May 3, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of May 3, 3008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
July 17, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Shareholders of
National Beverage Corp.
In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended April 29, 2006 present fairly, in all material respects, the results of operations and cash flows of National Beverage Corp. and its subsidiaries for the year ended April 29, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Ft Lauderdale, Florida
July 28, 2006, except for information presented in Note 5 to the consolidated financial statements related to the retroactive effect of the stock dividend transaction, as to which the date is July 10, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 3, 2008.
Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Attestation Report of the Registered Public Accounting Firm
McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, executive officers and corporate governance will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of May 3, 2008.

Name	Age	Position with Company

Nick A. Caporella (1)	72	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	48	President

Edward F. Knecht (3)	73	Executive Vice President — Procurement

George R. Bracken (4)	63	Senior Vice President — Finance

Dean A. McCoy (5)	51	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. Edward F. Knecht was named Executive Vice President — Procurement in August 2005 and, prior to that date, served as President of Shasta Sweetener Corp., a wholly-owned subsidiary of the Company.

(4)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(5)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and director independence will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services will be included under the caption “Independent Auditors” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page
1. Financial Statements
Consolidated Balance Sheets	18
Consolidated Statements of Income	19
Consolidated Statements of Shareholders’ Equity	20
Consolidated Statements of Cash Flows	21
Notes to Consolidated Financial Statements	22
Report of Independent Registered Public Accounting Firm	33
Report of Independent Registered Certified Public Accounting Firm	35
2. Financial Statement Schedules
Not applicable
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
Dean A. McCoy
Senior Vice President and Chief Accounting Officer Date: July 17, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.

Nick A. Caporella	Samuel C. Hathorn, Jr.
Chairman of the Board and	Director
Chief Executive Officer	Date: July 17, 2008
Date: July 17, 2008

/s/ Joseph G. Caporella	/s/ S. Lee Kling

Joseph G. Caporella	S. Lee Kling
President and Director	Director
Date: July 17, 2008	Date: July 17, 2008

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President — Finance	Director
(Principal Financial Officer)	Date: July 17, 2008
Date: July 17, 2008