Form 10-Q
period 2008-08-02
NATIONAL BEVERAGE CORP
filed 2008-09-11
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)
One North University Drive, Ft. Lauderdale, FL 33324
(Address of principal executive offices including zip code)
(954) 581-0922
(Registrant’s telephone number including area code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of September 8, 2008 was 46,001,894.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 2, 2008 AND MAY 3, 2008
(In thousands, except share amounts)

	(Unaudited)
	August 2,	May 3,
	2008	2008
Assets
Current assets:
Cash and equivalents	$58,938	$51,497
Marketable securities	850	3,000
Trade receivables — net of allowances of $247 ($266 at May 3, 2008)	49,823	49,186
Inventories	45,660	38,754
Deferred income taxes — net	2,903	2,895
Prepaid and other assets	6,773	12,009

Total current assets	164,947	157,341
Property — net	56,550	57,639
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	8,823	9,098

	$245,364	$239,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,972	$49,803
Accrued liabilities	16,792	17,965
Income taxes payable	216	177

Total current liabilities	65,980	67,945
Deferred income taxes — net	16,707	16,624
Income tax liability	3,289	3,166
Other liabilities	6,684	6,762
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,032,278 shares issued (49,982,838 shares at May 3, 2008)	500	500
Additional paid-in capital	26,836	26,508
Retained earnings	143,218	135,467
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	152,704	144,625

	$245,364	$239,122

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 2, 2008 AND JULY 28, 2007
(In thousands, except per share amounts)

	(Unaudited)
	2008	2007
Net sales	$152,927	$151,764

Cost of sales	106,863	105,373

Gross profit	46,064	46,391

Selling, general and administrative expenses	34,146	35,600

Interest expense	24	26

Other income — net	198	374

Income before income taxes	12,092	11,139

Provision for income taxes	4,341	3,954

Net income	$7,751	$7,185

Net income per share -
Basic	$.17	$.16

Diluted	$.17	$.16

Average common shares outstanding -
Basic	45,982	45,812

Diluted	46,135	46,123

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 2, 2008 AND JULY 28, 2007
(In thousands)

	(Unaudited)
	2008	2007
Operating Activities:
Net income	$7,751	$7,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,984	2,854
Deferred income tax provision (benefit)	75	(571)
Loss on disposal of property, net	4	18
Stock-based compensation	86	70
Changes in assets and liabilities:
Trade receivables	(637)	(416)
Inventories	(6,906)	2,030
Prepaid and other assets	4,960	1,488
Accounts payable	(831)	(8,086)
Accrued and other liabilities, net	(1,071)	2,761

Net cash provided by operating activities	6,415	7,333

Investing Activities:
Marketable securities purchased	(26,200)	(156,495)
Marketable securities sold	28,350	156,495
Property additions	(1,372)	(2,351)
Proceeds from sale of assets	6	3

Net cash provided by (used in) investing activities	784	(2,348)

Financing Activities:
Proceeds from stock options exercised	197	130
Stock-based tax benefits	45	231

Net cash provided by financing activities	242	361

Net Increase in Cash and Equivalents	7,441	5,346

Cash and Equivalents — Beginning of Year	51,497	65,579

Cash and Equivalents — End of Period	$58,938	$70,925

Other Cash Flow Information:
Interest paid	$20	$25
Income taxes paid	194	701
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 2, 2008
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2008.
2. MARKETABLE SECURITIES
Marketable securities are income yielding securities that generally can be readily converted into cash. All of our marketable securities are classified as trading securities and are reported as current assets at their estimated fair market values. Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157, Fair Value Measurements. Accordingly, the fair value may not represent actual value of the securities that could have been realized as of August 2, 2008, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.
3. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 2, 2008 are comprised of finished goods of $24,773,000 and raw materials of $20,887,000. Inventories at May 3, 2008 are comprised of finished goods of $20,913,000 and raw materials of $17,841,000.

4. PROPERTY
Property consists of the following:

	(In thousands)
	August 2,	May 3,
	2008	2008
Land	$8,954	$8,954
Buildings and improvements	41,730	41,697
Machinery and equipment	125,991	124,797

Total	176,675	175,448
Less accumulated depreciation	(120,125)	(117,809)

Property — net	$56,550	$57,639

Depreciation expense was $2,451,000 and $2,352,000 for the three-month period ended August 2, 2008 and July 28, 2007, respectively.
5. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $75 million (the “Credit Facilities”) with banks which expire through April 2013. The Credit Facilities bear interest at rates based, in part, on the amount borrowed and the earnings of the subsidiary. At August 2, 2008, interest rates ranged from LIBOR plus .3% to LIBOR plus .6% or, at the subsidiary’s election, 1/2% below the banks’ reference rate. At August 2, 2008, $2.7 million of the Credit Facilities was used for standby letters of credit and $72.3 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At August 2, 2008, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
6. STOCK-BASED COMPENSATION
During the three months ended August 2, 2008, there were no options granted and options for 49,440 shares were exercised at a weighted average exercise price of $4.00. At August 2, 2008, options to purchase 613,679 shares at a weighted average exercise price of $4.39 were outstanding and stock-based awards to purchase 3,239,086 shares of common stock were available for grant.
7. RECENTLY ADOPTED ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective at the beginning of our 2009 fiscal year for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. For all other nonfinancial assets and liabilities, SFAS 157 is effective at the beginning of our 2010 fiscal year. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact related to our nonfinancial assets and liabilities not measured at fair value on a recurring basis.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective at the beginning of our 2009 fiscal year. We did not apply the fair value option to any of our financial instruments; therefore, SFAS 159 did not have an impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS
Three Months Ended August 2, 2008 (first quarter of fiscal 2009) compared to
Three Months Ended July 28, 2007 (first quarter of fiscal 2008)
Net sales for the first quarter of fiscal 2009 increased .8% to $152.9 million compared to the first quarter of fiscal 2008. The net sales increase reflects case volume growth of 5.4% for the Company’s energy drinks, juices and waters along with the effect of a 4.8% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a 3.7% decline in branded carbonated soft drink volume.
Gross profit approximated 30.1% of net sales for the first quarter of fiscal 2009 compared to 30.6% of net sales for the first quarter of fiscal 2008. Gross margin was negatively affected by higher raw material costs and lower volume partially offset by the higher unit pricing mentioned above. Cost of goods sold per unit increased approximately 5.5%.
Selling, general and administrative expenses were $34.1 million or 22.3% of net sales for the first quarter of fiscal 2009 compared to $35.6 million or 23.5% of net sales for last year. The decrease in expenses is due to lower marketing expenses.
Other income includes interest income of $202,000 (fiscal 2009) and $362,000 (fiscal 2008). The decline in interest income is due to lower average investment balances as a result of the $36.7 million cash dividend paid in August 2007.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the first quarter of fiscal 2009 and 35.5% for the comparable period in fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $7.8 million for the first quarter of fiscal 2009 compared to $7.2 million for the first quarter of fiscal 2008.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75 million of which $2.7 million was used for standby letters of credit at August 2, 2008. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first three months of fiscal 2009, $6.4 million was provided by operating activities, $784,000 was provided by investing activities and $242,000 was provided by financing activities.

Financial Position
During the first three months of fiscal 2009, our working capital increased $9.6 million to $99.0 million primarily due to cash provided by operating activities. Trade receivables and inventories increased due to higher volume related to seasonality. Prepaid and other assets decreased primarily due to a decline in income tax refund receivables. The current ratio was 2.5 to 1 at August 2, 2008 and 2.3 to 1 at May 3, 2008.
NEW ACCOUNTING STANDARDS
See Note 7 of Notes to Condensed Consolidated Financial Statements for information about recently adopted accounting standards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2008.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement between NEWBEVCO, INC. and COMERICA BANK

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 11, 2008

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer