Form 10-Q
period 2008-11-01
NATIONAL BEVERAGE CORP
filed 2008-12-11
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)
8100 SW Tenth Street, Suite 4000, Ft. Lauderdale, FL 33324
(Address of principal executive offices including zip code)
(954) 581-0922
(Registrant’s telephone number including area code)
One North University Drive, Ft. Lauderdale, FL 33324
(Former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of December 8, 2008 was 46,002,894.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 1, 2008 AND MAY 3, 2008
(In thousands, except share amounts)

	(Unaudited)
	November 1,	May 3,
	2008	2008
Assets
Current assets:
Cash and equivalents	$64,180	$51,497
Marketable securities	—	3,000
Trade receivables — net of allowances of $225 ($266 at May 3, 2008)	47,615	49,186
Inventories	42,344	38,754
Deferred income taxes — net	2,911	2,895
Prepaid and other assets	9,760	12,009

Total current assets	166,810	157,341
Property — net	55,278	57,639
Goodwill	13,145	13,145
Intangible assets — net	1,899	1,899
Other assets	8,648	9,098

	$245,780	$239,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,447	$49,803
Accrued liabilities	17,135	17,965
Income taxes payable	148	177

Total current liabilities	59,730	67,945
Deferred income taxes — net	16,789	16,624
Income tax liability	3,418	3,166
Other liabilities	6,554	6,762
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,034,678 shares issued (49,982,838 shares at May 3, 2008)	500	500
Additional paid-in capital	26,938	26,508
Retained earnings	149,701	135,467
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	159,289	144,625

	$245,780	$239,122

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 2008
AND OCTOBER 27, 2007
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Net sales	$144,375	$143,528	$297,302	$295,292

Cost of sales	101,866	99,003	208,729	204,376

Gross profit	42,509	44,525	88,573	90,916

Selling, general and administrative expenses	32,929	34,830	67,075	70,430

Interest expense	31	25	55	51

Other income — net	565	373	763	747

Income before income taxes	10,114	10,043	22,206	21,182

Provision for income taxes	3,631	3,566	7,972	7,520

Net income	$6,483	$6,477	$14,234	$13,662

Net income per share -
Basic	$.14	$.14	$.31	$.30

Diluted	$.14	$.14	$.31	$.30

Average common shares outstanding -
Basic	46,002	45,902	45,992	45,857

Diluted	46,195	46,106	46,165	46,115

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 1, 2008 AND OCTOBER 27, 2007
(In thousands)

	(Unaudited)
	2008	2007
Operating Activities:
Net income	$14,234	$13,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,065	5,852
Deferred income tax provision (benefit)	149	(330)
Loss on disposal of property, net	74	24
Stock-based compensation	172	137
Changes in assets and liabilities:
Trade receivables	1,571	5,296
Inventories	(3,590)	1,677
Prepaid and other assets	1,554	2,008
Accounts payable	(7,356)	(10,279)
Accrued and other liabilities, net	(750)	(1,757)

Net cash provided by operating activities	12,123	16,290

Investing Activities:
Marketable securities purchased	(73,250)	(237,995)
Marketable securities sold	76,250	237,995
Property additions	(2,753)	(4,425)
Proceeds from sale of assets	55	8

Net cash provided by (used in) investing activities	302	(4,417)

Financing Activities:
Common stock cash dividend	—	(36,711)
Proceeds from stock options exercised	212	155
Stock-based tax benefits	46	246

Net cash provided by (used in) financing activities	258	(36,310)

Net Increase (Decrease) in Cash and Equivalents	12,683	(24,437)

Cash and Equivalents — Beginning of Year	51,497	65,579

Cash and Equivalents — End of Period	$64,180	$41,142

Other Cash Flow Information:
Interest paid	$51	$52
Income taxes paid	6,170	7,553
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 1, 2008
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
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at November 1, 2008 are comprised of finished goods of $22,951,000 and raw materials of $19,393,000. Inventories at May 3, 2008 are comprised of finished goods of $20,913,000 and raw materials of $17,841,000.
3. PROPERTY
Property consists of the following:

	(In thousands)
	November 1,	May 3,
	2008	2008
Land	$8,954	$8,954
Buildings and improvements	41,866	41,697
Machinery and equipment	124,730	124,797

Total	175,550	175,448
Less accumulated depreciation	(120,272)	(117,809)

Property — net	$55,278	$57,639

Depreciation expense was $2,534,000 and $4,985,000 for the three-month and six-month periods ended November 1, 2008, respectively, and $2,468,000 and $4,820,000 for the three-month and six-month periods ended October 27, 2007, respectively.
4. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $75 million (the “Credit Facilities”) with banks which expire through April 2013. The Credit Facilities bear interest at rates based, in part, on the amount borrowed and the earnings of the subsidiary. At November 1, 2008, interest rates ranged from LIBOR plus .3% to LIBOR plus .6% or, at the subsidiary’s election, 1/2% below the banks’ reference rate. At November 1, 2008, $2.3 million of the Credit Facilities was used for standby letters of credit and $72.7 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At November 1, 2008, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. STOCK-BASED COMPENSATION
During the six months ended November 1, 2008, there were no options granted and options for 51,840 shares were exercised at a weighted average exercise price of $4.10. At November 1, 2008, options to purchase 611,279 shares at a weighted average exercise price of $4.00 were outstanding and stock-based awards to purchase 3,239,086 shares of common stock were available for grant.
6. RECENTLY ADOPTED ACCOUNTING STANDARDS
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

7. SUBSEQUENT EVENTS
On September 18, 2008, the Company entered into a Settlement Agreement with Broward County, a political subdivision of the state of Florida, regarding the continued use of leased office facilities (“Leased Premises”) owned by Broward County. The Settlement Agreement required the Company to vacate the Leased Premises on or before January 31, 2009 in exchange for monetary consideration not to exceed $1.375 million. The Company recently vacated the Leased Premises and expects to record a gain, net of expenses, from the settlement of $.5 million to $.9 million in the third quarter of fiscal 2009.

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

RESULTS OF OPERATIONS
Three Months Ended November 1, 2008 (second quarter of fiscal 2009) compared to
Three Months Ended October 27, 2007 (second quarter of fiscal 2008)
Net sales for the second quarter of fiscal 2009 increased .6% to $144.4 million compared to $143.5 million for the second quarter of fiscal 2008. The net sales increase reflects case volume growth of (i) 2.3% for the Company’s energy drinks, juices and waters and (ii) 2.1% for branded carbonated soft drinks. In addition, unit pricing increased 4.0% due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in allied-branded volume.
Gross profit approximated 29.4% of net sales for the second quarter of fiscal 2009 compared to 31.0% of net sales for the second quarter of fiscal 2008. Gross profit was affected by higher raw material costs and lower allied-branded volume. Gross profit last year included a $.9 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 6.3%.
Selling, general and administrative expenses were $32.9 million or 22.8% of net sales for the second quarter of fiscal 2009 compared to $34.8 million or 24.3% of net sales for last year. The decline in expenses is due to lower marketing and administrative expenses.
Other income includes interest income of $247,000 (fiscal 2009) and $378,000 (fiscal 2008). The decline in interest income is due to lower rates and a decline in average investment balances as a result of the $36.7 million cash dividend paid in August 2007.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the second quarter of fiscal 2009 and 35.5% for the comparable period in fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $6.5 million for the second quarter of fiscal 2009, which was comparable to last year.
Six Months Ended November 1, 2008 (first six months of fiscal 2009) compared to
Six Months Ended October 27, 2007 (first six months of fiscal 2008)
Net sales for the first six months of fiscal 2009 increased .7% to $297.3 million compared to $295.3 million for the first six months of fiscal 2008. The net sales increase reflects case volume growth of 3.8% for the Company’s energy drinks, juices and waters along with the effect of a 4.4% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in carbonated soft drink volume.
Gross profit approximated 29.8% of net sales for the first six months of fiscal 2009 compared to 30.8% of net sales for the first six months of fiscal 2008. Gross profit was affected by higher raw material costs and lower carbonated soft drink volume. Gross profit last year included a $.9 million business interruption insurance recovery. Cost of goods sold per unit increased approximately 5.9%.

Selling, general and administrative expenses were $67.1 million or 22.6% of net sales for the first six months of fiscal 2009 compared to $70.4 million or 23.9% of net sales for last year. The decline in expenses is due to lower marketing and administrative expenses.
Other income includes interest income of $449,000 (fiscal 2009) and $740,000 (fiscal 2008). The decline in interest income is due to lower rates and a decline in average investment balances as a result of the $36.7 million cash dividend paid in August 2007.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.9% of income before taxes for the first six months of fiscal 2009 and 35.5% for the comparable period in fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $14.2 million for the first six months of fiscal 2009 compared to $13.7 million for the first six months of fiscal 2008.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75 million of which $2.3 million was used for standby letters of credit at November 1, 2008. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first six months of fiscal 2009, $12.1 million was provided by operating activities, $302,000 was provided by investing activities and $258,000 was provided by financing activities. Cash provided by operating activities decreased $4.2 million due primarily to an increase in inventory. The improvement in cash provided by investing activities is due to an increase in net marketable securities sold and a decline in property additions. The improvement in cash provided by financing activities is due to the effect of the cash dividend paid last year.
Financial Position
During the first six months of fiscal 2009, our working capital increased $17.7 million to $107.1 million primarily due to cash provided by operating activities. Trade receivables and accounts payable decreased due to lower volume related to seasonality. Prepaid and other assets decreased primarily due to a decline in income tax refund receivables. The current ratio was 2.8 to 1 at November 1, 2008 and 2.3 to 1 at May 3, 2008.

NEW ACCOUNTING STANDARDS
See Note 6 of Notes to Condensed Consolidated Financial Statements for information about recently adopted accounting standards.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held October 3, 2008, Mr. Nick A. Caporella was re-elected to the Board of Directors for a three-year term. Of the 44,965,031 shares voted, 42,156,125 shares were voted for the election (2,808,906 shares were withheld).

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
Date: December 11, 2008

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer