Form 10-Q
period 2009-01-31
NATIONAL BEVERAGE CORP
filed 2009-03-12
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of March 6, 2009 was 46,003,374.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND MAY 3, 2008
(In thousands, except share amounts)

	(Unaudited)
	January 31,	May 3,
	2009	2008
Assets
Current assets:
Cash and equivalents	$74,972	$51,497
Marketable securities	—	3,000
Trade receivables — net of allowances of $349 ($266 at May 3, 2008)	43,632	49,186
Inventories	38,927	38,754
Deferred income taxes — net	2,919	2,895
Prepaid and other assets	8,393	12,009

Total current assets	168,843	157,341
Property — net	54,801	57,639
Goodwill	13,145	13,145
Intangible assets — net	1,861	1,899
Other assets	8,559	9,098

	$247,209	$239,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,058	$49,803
Accrued liabilities	17,814	17,965
Income taxes payable	190	177

Total current liabilities	57,062	67,945
Deferred income taxes — net	16,873	16,624
Income tax liability	3,541	3,166
Other liabilities	6,696	6,762
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,036,158 shares issued (49,982,838 shares at May 3, 2008)	500	500
Additional paid-in capital	27,032	26,508
Retained earnings	153,355	135,467
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	163,037	144,625

	$247,209	$239,122

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2009
AND JANUARY 26, 2008
(In thousands, except per share amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net sales	$129,430	$123,182	$426,732	$418,474

Cost of sales	92,308	85,513	301,037	289,889

Gross profit	37,122	37,669	125,695	128,585

Selling, general and administrative expenses	31,924	32,793	98,999	103,223

Interest expense	28	26	83	77

Other income — net	662	194	1,425	941

Income before income taxes	5,832	5,044	28,038	26,226

Provision for income taxes	2,178	1,790	10,150	9,310

Net income	$3,654	$3,254	$17,888	$16,916

Net income per share -
Basic	$.08	$.07	$.39	$.37

Diluted	$.08	$.07	$.39	$.37

Average common shares outstanding -
Basic	46,003	45,912	45,996	45,875

Diluted	46,205	46,094	46,178	46,107

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND JANUARY 26, 2008
(In thousands)

	(Unaudited)
	2009	2008
Operating Activities:
Net income	$17,888	$16,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,106	8,824
Deferred income tax provision (benefit)	225	(449)
Loss on disposal of property, net	86	24
Stock-based compensation	258	227
Changes in assets and liabilities:
Trade receivables	5,554	11,292
Inventories	(173)	1,192
Prepaid and other assets	2,678	686
Accounts payable	(10,745)	(24,442)
Accrued and other liabilities, net	76	(2,003)

Net cash provided by operating activities	24,953	12,267

Investing Activities:
Marketable securities purchased	(109,450)	(272,395)
Marketable securities sold	112,450	272,395
Property additions	(4,897)	(7,001)
Proceeds from sale of assets	153	8

Net cash used in investing activities	(1,744)	(6,993)

Financing Activities:
Common stock cash dividend	—	(36,711)
Proceeds from stock options exercised	218	306
Stock-based tax benefits	48	932

Net cash provided by (used in) financing activities	266	(35,473)

Net Increase (Decrease) in Cash and Equivalents	23,475	(30,199)

Cash and Equivalents — Beginning of Year	51,497	65,579

Cash and Equivalents — End of Period	$74,972	$35,380

Other Cash Flow Information:
Interest paid	$83	$78
Income taxes paid	6,610	10,830
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
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
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 31, 2009 are comprised of finished goods of $19,571,000 and raw materials of $19,356,000. Inventories at May 3, 2008 are comprised of finished goods of $20,913,000 and raw materials of $17,841,000.
3. PROPERTY
Property consists of the following:

	(In thousands)
	January 31,	May 3,
	2009	2008
Land	$8,954	$8,954
Buildings and improvements	41,919	41,697
Machinery and equipment	126,279	124,797

Total	177,152	175,448
Less accumulated depreciation	(122,351)	(117,809)

Property — net	$54,801	$57,639

Depreciation expense was $2,511,000 and $7,496,000 for the three-month and nine-month periods ended January 31, 2009, respectively, and $2,461,000 and $7,281,000 for the three-month and nine-month periods ended January 26, 2008, respectively.
4. DEBT
A subsidiary maintains unsecured revolving credit facilities aggregating $75 million (the “Credit Facilities”) with banks which expire through April 2013. The Credit Facilities bear interest at rates based, in part, on the amount borrowed and the earnings of the subsidiary. At January 31, 2009, interest rates ranged from LIBOR plus .3% to LIBOR plus .6% or, at the subsidiary’s election, 1/2% below the banks’ reference rate. At January 31, 2009, $2.3 million of the Credit Facilities was used for standby letters of credit and $72.7 million was available for future borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At January 31, 2009, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. STOCK-BASED COMPENSATION
During the nine months ended January 31, 2009, there were no options granted, options for 13,800 shares were cancelled, and options for 53,320 shares were exercised at a weighted average exercise price of $4.10. At January 31, 2009, options to purchase 609,799 shares at a weighted average exercise price of $3.96 were outstanding and stock-based awards to purchase 3,239,086 shares of common stock were available for grant.
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

7. OTHER INCOME
On September 18, 2008, the Company entered into a Settlement Agreement with Broward County, a political subdivision of the state of Florida, regarding the continued use of leased office facilities (“Leased Premises”) owned by Broward County. The Settlement Agreement required the Company to vacate the Leased Premises on or before January 31, 2009 in exchange for monetary consideration not to exceed $1.375 million. During the third quarter of fiscal 2009, the Company vacated the Leased Premises, received payment, and recorded a gain, net of expenses, of $.7 million, which is reported in Other income.

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

RESULTS OF OPERATIONS
Three Months Ended January 31, 2009 (third quarter of fiscal 2009) compared to
Three Months Ended January 26, 2008 (third quarter of fiscal 2008)
Net sales for the third quarter of fiscal 2009 increased 5.1% to $129.4 million compared to $123.2 million for the third quarter of fiscal 2008. The net sales increase reflects case volume growth of 3.7% for the Company’s energy drinks, juices and waters and 9.8% for branded carbonated soft drinks. In addition, unit pricing increased 1.2% due to product mix changes and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in allied-branded volume.
Gross profit approximated 28.7% of net sales for the third quarter of fiscal 2009 compared to 30.6% of net sales for the third quarter of fiscal 2008. The gross profit decline was due primarily to higher raw material costs and the inclusion of a $.5 million business interruption insurance recovery in the prior period. Cost of goods sold per unit increased approximately 4.0%.
Selling, general and administrative expenses were $31.9 million or 24.7% of net sales for the third quarter of fiscal 2009 compared to $32.8 million or 26.6% of net sales for the third quarter of fiscal 2008. The decline in expenses is due to lower distribution and marketing expenses.
Other income includes interest income of $177,000 (fiscal 2009) and $194,000 (fiscal 2008). Also, included in other income for the third quarter of fiscal 2009 is income of $.7 million from a legal settlement. See Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 37.3% of income before taxes for the third quarter of fiscal 2009 and 35.5% for the comparable period in fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $3.7 million for the third quarter of fiscal 2009 compared to $3.3 million for the third quarter of fiscal 2008.
Nine Months Ended January 31, 2009 (first nine months of fiscal 2009) compared to
Nine Months Ended January 26, 2008 (first nine months of fiscal 2008)
Net sales for the first nine months of fiscal 2009 increased 2.0% to $426.7 million compared to $418.5 million for the first nine months of fiscal 2008. The net sales increase reflects case volume growth of 3.8% for the Company’s energy drinks, juices and waters and 2.2% for branded carbonated soft drinks. In addition, unit pricing increased 3.5% due to product mix changes and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in allied-branded volume.
Gross profit approximated 29.5% of net sales for the first nine months of fiscal 2009 compared to 30.7% of net sales for the first nine months of fiscal 2008. The gross profit decline is due to higher raw material costs and the inclusion of a $1.4 million business interruption insurance recovery in the prior period. Cost of goods sold per unit increased approximately 5.4%.

Selling, general and administrative expenses were $99.0 million or 23.2% of net sales for the first nine months of fiscal 2009 compared to $103.2 million or 24.7% of net sales for the first nine months of fiscal 2008. The decline in expenses is due to lower marketing and administrative expenses.
Other income includes interest income of $626,000 (fiscal 2009) and $934,000 (fiscal 2008). The decline in interest income is due to lower investment yields. Also, included in other income for the first nine months of fiscal 2009 is income of $.7 million from a legal settlement. See Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 36.2% of income before taxes for the first nine months of fiscal 2009 and 35.5% for the comparable period in fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $17.9 million for the first nine months of fiscal 2009 compared to $16.9 million for the first nine months of fiscal 2008.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our current sources of capital are cash flows from operations and borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75 million of which $2.3 million was used for standby letters of credit at January 31, 2009. There was no debt outstanding under the credit facilities. We believe that our capital resources are sufficient to fund our capital expenditures, dividends and working capital requirements for the foreseeable future.
Cash Flows
During the first nine months of fiscal 2009, $25.0 million was provided by operating activities, $1.7 million was used in investing activities and $266,000 was provided by financing activities. Cash provided by operating activities increased $12.7 million due primarily to an improvement in working capital requirements. Cash used in investing activities declined $5.2 million due to an increase in net marketable securities sold and a decline in property additions. The $35.7 million change in cash provided by financing activities is due to the effect of the cash dividend paid last year.
Financial Position
During the first nine months of fiscal 2009, our working capital increased $22.4 million to $111.8 million primarily due to cash provided by operating activities. Trade receivables and accounts payable decreased due to lower volume related to seasonality. Prepaid and other assets decreased primarily due to a decline in income tax refund receivables. The current ratio was 3.0 to 1 at January 31, 2009 and 2.3 to 1 at May 3, 2008.
NEW ACCOUNTING STANDARDS
See Note 6 of Notes to Condensed Consolidated Financial Statements for information about recently adopted accounting standards.

FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; pricing of competitive products; success in acquiring other beverage businesses; success of new product and flavor introductions; fluctuations in the costs of raw materials; our ability to increase prices; continued retailer support for our products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 3, 2008 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment to the National Beverage Corp. Special Stock Option Plan

10.2	Amendment to the National Beverage Corp. Key Employee Equity Partnership Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 12, 2009

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer