Form 10-K
period 2009-05-02
NATIONAL BEVERAGE CORP
filed 2009-07-16
CIK 69891

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 2, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 31, 2008 was approximately $101.7 million.
The number of shares of Registrant’s common stock outstanding as of July 2, 2009 was 46,012,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters. In addition, we distribute Rip It® energy drinks, Ohana® fruit-flavored drinks, St. Nick’s® holiday soft drinks as well as powder and effervescent tablet beverage enhancers sold under the NutraFizz® brand name. Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies.
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
PRODUCTS
Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established nearly 120 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors of carbonated soft drinks as well as various water products. Established over 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line. We also produce and market other brands of soft drinks, juice and water products, including Ritz®, Everfresh, Mr. Pure,

LaCroix, Crystal Bay and Ohana. In addition, we offer Rip It energy drinks as well as ÀSanté nutritionally-enhanced waters.
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
MANUFACTURING
Our twelve manufacturing facilities are strategically located in major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets. Each manufacturing facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.
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
We also distribute our products to the convenience channel through our own direct-store delivery fleet and those of independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It, and ÀSanté. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products.
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

TRADEMARKS
We own numerous trademarks for our brands that are significant to our business. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.
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
EMPLOYEES
As of May 2, 2009, we employed approximately 1,200 people, of which approximately 400 are covered by collective bargaining agreements. We believe that relations with employees are generally good.
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
Changes in consumer preferences and taste. There has been an increasing focus on health and wellness by beverage consumers, which may reduce demand for caloric carbonated soft drinks and increase the consumption of products perceived to deliver health, wellness and/or functionality. If we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial results could be adversely affected.
Competition. The beverage industry is extremely competitive. Our products compete with a broad range of beverage products, most of which are manufactured and distributed by companies with substantially greater financial, marketing and distribution resources. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Discounting and other action by our competitors may make it more difficult to sustain revenues and profits.
Customer relationships. Maintaining mutually beneficial relationships with our customers enables us to effectively compete. Our retail customer base has been consolidating over the last several years resulting in fewer customers with increased purchasing power. This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers. Our inability to meet the demands of our larger customers could lead to a loss of business and adversely affect our financial results.
Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, linerboard and corn. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity. These items are subject to price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, national emergencies, natural disasters, supply shortages or other events could affect our continued supply of raw materials and energy. If raw materials or energy costs increase, or the availability is limited, our financial results could be adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES
Our principal properties include twelve manufacturing facilities located in ten states, which aggregate approximately two million square feet. We own ten manufacturing facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two manufacturing facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2011. We believe our facilities are generally in good condition and sufficient to meet present needs.
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
We own and lease delivery trucks, other trucks, vans and automobiles used in the sale and distribution of our products. In addition, we lease office space, transportation equipment, office equipment, data processing equipment and certain manufacturing equipment.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were voted upon during the fourth quarter of fiscal 2009.
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
The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on the NASDAQ Global Select Market under the symbol “FIZZ”. Prior to June 12, 2007, the Common Stock was listed on the American Stock Exchange under the symbol “FIZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$8.10	$6.72	$14.65	$9.40
Second Quarter	$10.10	$6.60	$10.59	$7.95
Third Quarter	$9.63	$6.61	$8.65	$6.76
Fourth Quarter	$11.23	$7.17	$8.25	$7.01

Of the estimated 5,000 holders of our Common Stock, including those whose securities are held in the names of various dealers and/or clearing agencies, there were approximately 700 shareholders of record at July 2, 2009, according to records maintained by our transfer agent.
On May 25, 2007, the Company declared a 20% stock dividend payable on June 22, 2007 to shareholders of record on June 4, 2007. The stock prices above have been restated to give retroactive effect to the 20% stock dividend.
On August 17, 2007, the Company paid a special cash dividend of $.80 per share, aggregating $36.7 million. On January 27, 2006, the Company paid a special cash dividend of $1.00 per share ($.83 per share adjusted for the 20% stock dividend), aggregating $38 million. See Note 4 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased. There were no shares purchased during the last three fiscal years.
Performance Graph
The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 1, 2004 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) a company constructed peer group consisting of Coca-Cola Enterprises, Inc., Coca-Cola Bottling Company Consolidated, Cott Corporation and PepsiAmericas, Inc. The graph assumes that all dividends have been reinvested.

ITEM 6. SELECTED FINANCIAL DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 2,	May 3,	April 28,	April 29,	April 30,
	2009	2008 (1)	2007	2006	2005
SUMMARY OF OPERATIONS:
Net sales	$575,177	$566,001	$539,030	$516,802	$495,572
Cost of sales (2)	405,322	393,420	365,793	349,131	340,206

Gross profit	169,855	172,581	173,237	167,671	155,366
Selling, general and administrative expenses	131,918	138,447	137,212	135,090	130,037
Interest expense	107	109	106	105	106
Other income — net	967	1,053	2,587	2,416	1,199

Income before income taxes	38,797	35,078	38,506	34,892	26,422
Provision for income taxes	14,055	12,598	13,824	12,666	9,536

Net income	$24,742	$22,480	$24,682	$22,226	$16,886

PER SHARE DATA:
Basic net income (3)	$.54	$.49	$.54	$.49	$.37
Diluted net income (3)	.54	.49	.54	.48	.37
Closing stock price (3)	10.47	8.05	13.13	12.80	5.92
Cash dividends paid (4)	—	.80	—	.83	—

BALANCE SHEET DATA:
Cash and equivalents	$84,140	$51,497	$65,579	$42,119	$54,557
Working capital	117,840	89,396	97,684	75,025	81,962
Property, plant and equipment — net	56,141	57,639	57,369	56,027	62,879
Total assets	265,682	239,122	257,632	218,339	224,587
Deferred income tax liability	16,517	16,624	15,217	17,783	15,958
Shareholders’ equity (4)	170,012	144,625	157,361	130,860	143,296

(1)	Fiscal 2008 consisted of 53 weeks.

(2)	Fiscal 2006 cost of sales includes a fructose settlement gain of $8.4 million.

(3)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Net income per share and the closing stock price have been adjusted for the 20% stock dividend distributed on June 22, 2007.

(4)	In January 2006, the Company paid a cash dividend of $1.00 per share ($.83 per share after adjusting for the 20% stock dividend), aggregating $38.0 million. In August 2007, the Company paid a cash dividend of $.80 per share, aggregating $36.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters. In addition, we distribute Rip It® energy drinks, Ohana® fruit-flavored drinks, St. Nick’s® holiday soft drinks as well as powder and effervescent tablet beverage enhancers sold under the NutraFizz® brand name. Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located in major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).
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
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel consists of convenience stores, gas stations, and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution in recent years. These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It and ÀSanté. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS
Net Sales
Fiscal 2009 consisted of 52 weeks while fiscal 2008 consisted of 53 weeks. Net sales for fiscal 2009 increased to $575.2 million, or 3.8% after adjusting for the effect of the extra week in fiscal 2008. The net sales increase reflects case volume growth of 3.1% for our energy drinks, juices and waters and 2.1% for branded carbonated soft drinks. In addition, unit pricing increased 3.4% due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in allied branded volume.
Net sales for fiscal 2008 increased 5.0% to $566.0 million compared to fiscal 2007. The net sales increase reflects case volume growth of 8.8% for our energy drinks, juices and waters along with the effect of an 11% improvement in unit pricing due to product mix and price increases instituted to recover higher raw material costs. These increases were partially offset by a 6.1% decline in branded carbonated soft drink volume as well as the phase out of certain allied brands.
Gross Profit
Gross profit approximated 29.5% of net sales for fiscal 2009 and 30.5% of net sales for fiscal 2008. The decline in gross margin was due to higher manufacturing and raw material costs and the effect of a $1.4 million business interruption insurance recovery in fiscal 2008. This was partially offset by the higher unit pricing noted above. Cost of goods sold per unit increased 4.9%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $131.9 million or 22.9% of net sales for fiscal 2009 compared to $138.4 million or 24.5% of net sales for fiscal 2008. The decline in expenses is due primarily to lower distribution and marketing costs.
Selling, general and administrative expenses were $138.4 million or 24.5% of net sales for fiscal 2008 compared to $137.2 million or 25.5% of net sales for fiscal 2007. The increase in expenses is due primarily to higher distribution costs, which were affected by increases in fuel and energy costs.
Interest Expense and Other Income-Net
Interest expense is comprised of financing costs related to maintaining lines of credit. Other income includes interest income of $865,000 for fiscal 2009, $1.2 million for fiscal 2008, and $1.7 million for fiscal 2007. The decline in interest income for fiscal 2009 is due to lower investment yields. The decline in interest income for fiscal 2008 is due to lower investment yields and a decline in average invested balances related to the $36.7 million dividend paid in August 2007. Other income for fiscal 2009 includes a gain of $728,000 related to a legal settlement concerning leased property.

In addition, other income for fiscal 2007 includes a gain of $895,000 related to a contract settlement with a customer. See Note 6 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate was approximately 36.2% for fiscal 2009 and 35.9% for fiscal 2008 and fiscal 2007. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses, and nontaxable interest income. See Note 7 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities. The Company maintains unsecured revolving credit facilities aggregating $75 million, of which $2.9 million is utilized for standby letters of credit at May 2, 2009. We believe that existing capital resources, including our cash and equivalents aggregating $84.1 million as of May 2, 2009, are sufficient to meet our capital requirements for the foreseeable future.
Although we continually make capital improvements to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities, the Company did not have any material capital expenditure commitments as of May 2, 2009. We anticipate that fiscal 2010 expenditures will be higher than fiscal 2009 amounts.
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders, increasing outstanding shares by 7.6 million. On August 17, 2007, the Company paid a special cash dividend of $.80 per share, aggregating $36.7 million.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5.8 million for fiscal 2009, $5.7 million for fiscal 2008, and $5.4 million for fiscal 2007. At May 2, 2009, we owed $2.8 million to CMA for unpaid fees. See Note 5 of Notes to Consolidated Financial Statements.
Cash Flows
During fiscal 2009, $35.8 million was provided from operating activities, which was partially offset by $3.5 million used for investing activities. Cash provided by operating activities increased $1.8 million due primarily to higher earnings. Cash used in investing activities improved $9.2 million due to changes in net marketable securities transactions and reduced capital expenditures. Cash provided by financing activities aggregated $305,000 in fiscal 2009.
During fiscal 2008, $34 million was provided from operating activities, which was partially offset by $12.7 million used for investing activities. Cash provided by operating activities increased $1.2 million due primarily to a favorable change in deferred income taxes. Cash used in investing activities increased $1.8 million due to a net increase in marketable securities purchased. Cash used in financing activities aggregated $35.4 million in fiscal 2008, reflecting a $36.7 million dividend paid in August 2007.

Financial Position
During fiscal 2009, our working capital increased $28.4 million to $117.8 million due primarily to cash provided from operations. Trade receivables increased $4.5 million due to changes in customer mix and timing of customer payments. Prepaid and other assets decreased $6.5 million due primarily to changes in income tax refunds. At May 2, 2009, the current ratio was 2.7 to 1, compared to 2.3 to 1 at May 3, 2008.
During fiscal 2008, our working capital decreased $8.3 million to $89.4 million due to the August 2007 cash dividend payment. Trade receivables decreased $2.8 million due to changes in customer mix and timing of customer payments. Inventory decreased $5.3 million due to the elimination of certain inventory items and improved inventory management. Prepaid and other assets increased $2.3 million due to an increase in income tax refund receivable. At May 3, 2008 and April 28, 2007, the current ratio was 2.3 to 1.
CONTRACTUAL OBLIGATIONS
Long-term contractual obligations at May 2, 2009 are payable as follows:

	(In thousands)
			2011-	2013-
	Total	2010	2012	2014	Thereafter
Operating leases	$17,668	$5,335	$6,547	$2,764	$3,022
Purchase commitments	42,300	42,300	—	—	—

Total	$59,968	$47,635	$6,547	$2,764	$3,022

We have guaranteed the residual value of certain leased equipment in the amount of $11.3 million. Management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012.
We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, none of which have any long-term contractual funding requirements. Contributions were $2.3 million for fiscal 2009 and $2.2 million for fiscal 2008 and 2007.
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
We have standby letters of credit aggregating $2.9 million related to our self-insurance programs, which expire in fiscal 2010. We expect to renew these standby letters of credit until they are no longer required.
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
Income Taxes
Our effective income tax rate is based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.
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
Interest Rates
We had no debt related interest rate exposure during fiscal 2009. Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market instruments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these instruments had changed by 100 basis points (1%), interest income for fiscal 2009 would have changed by approximately $470,000.
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
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 2, 2009 and MAY 3, 2008
(In thousands, except share amounts)

	2009	2008
Assets
Current assets:
Cash and equivalents	$84,140	$51,497
Marketable securities	—	3,000
Trade receivables — net of allowances of $445 (2009) and $266 (2008)	53,735	49,186
Inventories	39,612	38,754
Deferred income taxes — net	3,262	2,895
Prepaid and other assets	5,552	12,009

Total current assets	186,301	157,341
Property, plant and equipment — net	56,141	57,639
Goodwill	13,145	13,145
Intangible assets — net	1,861	1,899
Other assets	8,234	9,098

	$265,682	$239,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,005	$49,803
Accrued liabilities	20,142	17,965
Income taxes payable	314	177

Total current liabilities	68,461	67,945
Deferred income taxes — net	16,517	16,624
Other liabilities	10,692	9,928
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — authorized 75,000,000 shares; issued 50,045,718 shares (2009) and 49,982,838 shares (2008); outstanding 46,012,934 shares (2009) and 45,950,054 shares (2008)	500	500
Additional paid-in capital	27,153	26,508
Retained earnings	160,209	135,467
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	170,012	144,625

	$265,682	$239,122

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED MAY 2, 2009, MAY 3, 2008 AND APRIL 28, 2007
(In thousands, except per share amounts)

	2009	2008	2007

Net sales	$575,177	$566,001	$539,030

Cost of sales	405,322	393,420	365,793

Gross profit	169,855	172,581	173,237

Selling, general and administrative expenses	131,918	138,447	137,212

Interest expense	107	109	106

Other income — net	967	1,053	2,587

Income before income taxes	38,797	35,078	38,506

Provision for income taxes	14,055	12,598	13,824

Net income	$24,742	$22,480	$24,682

Net income per share
Basic	$.54	$.49	$.54

Diluted	$.54	$.49	$.54

Average common shares outstanding
Basic	45,999	45,894	45,763

Diluted	46,191	46,109	46,073

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED MAY 2, 2009, MAY 3, 2008 AND APRIL 28, 2007
(In thousands)

	2009	2008	2007
Number of Common Shares Issued
Beginning of year	49,982	49,538	41,511
Stock options exercised	63	444	443
20% stock dividend	—	—	7,584

End of year	50,045	49,982	49,538

Preferred Stock
Beginning and end of year	$150	$150	$150

Common Stock
Beginning of year	500	496	415
Stock options exercised	—	4	5
20% stock dividend	—	—	76

End of year	500	500	496

Additional Paid-In Capital
Beginning of year	26,508	24,847	23,033
Stock options exercised	245	329	319
Stock-based compensation	340	311	318
Stock-based tax benefits	60	1,021	1,177

End of year	27,153	26,508	24,847

Retained Earnings
Beginning of year	135,467	149,868	125,262
Net income	24,742	22,480	24,682
Cash dividends paid	—	(36,711)	—
FIN 48 adoption	—	(170)	—
20% stock dividend	—	—	(76)

End of year	160,209	135,467	149,868

Treasury Stock-Preferred
Beginning and end of year	(5,100)	(5,100)	(5,100)

Treasury Stock-Common
Beginning and end of year	(12,900)	(12,900)	(12,900)

Total Shareholders’ Equity	$170,012	$144,625	$157,361

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED MAY 2, 2009, MAY 3, 2008 AND APRIL 28, 2007
(In thousands)

	2009	2008	2007
Operating Activities:
Net income	$24,742	$22,480	$24,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,782	11,584	11,650
Deferred income tax (benefit) provision	(474)	1,254	(2,835)
Loss on disposal of property, net	363	196	9
Stock-based compensation	340	311	318
Changes in assets and liabilities:
Trade receivables	(4,549)	2,790	(3,740)
Inventories	(858)	5,308	(9,633)
Prepaid and other assets	2,774	(2,824)	(3,193)
Accounts payable	(1,798)	(4,530)	16,292
Accrued and other liabilities	3,507	(2,581)	(715)

Net cash provided by operating activities	35,829	33,988	32,835

Investing Activities:
Marketable securities purchased	(109,450)	(302,195)	(524,980)
Marketable securities sold	112,450	299,195	524,980
Additions to property, plant and equipment	(6,658)	(9,725)	(10,975)
Proceeds from sale of property, plant and equipment	167	12	99

Net cash used in investing activities	(3,491)	(12,713)	(10,876)

Financing Activities:
Common stock cash dividend	—	(36,711)	—
Proceeds from stock options exercised	245	333	324
Stock-based tax benefits	60	1,021	1,177

Net cash provided by (used in) financing activities	305	(35,357)	1,501

Net Increase (Decrease) in Cash and Equivalents	32,643	(14,082)	23,460

Cash and Equivalents — Beginning of Year	51,497	65,579	42,119

Cash and Equivalents — End of Year	$84,140	$51,497	$65,579

Other Cash Flow Information:
Interest paid	$107	$107	$106
Income taxes paid	11,114	13,767	13,325
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30th and, as a result, an additional week is added every five or six years. Fiscal 2008 consisted of 53 weeks while fiscal 2009 and 2007 consisted of 52 weeks.
Certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation.
Cash and Equivalents
Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity of three months or less.
Fair Value of Financial Instruments
The fair values of marketable securities are estimated based on market rates. The carrying amounts of trade receivables and accounts payable reflected in the balance sheets approximate their fair values due to their short-term nature.
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
Income Taxes
Our effective income tax rate is based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

At the beginning of fiscal 2008, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 7.
Insurance Programs
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.
Intangible Assets
Intangible assets as of May 2, 2009 and May 3, 2008 consisted primarily of nonamortizable trademarks aggregating $1,861,000 and $1,899,000, respectively.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 2, 2009 are comprised of finished goods of $22,168,000 and raw materials of $17,444,000. Inventories at May 3, 2008 are comprised of finished goods of $20,913,000 and raw materials of $17,841,000.
Marketable Securities
Marketable securities are income yielding securities that generally can be readily converted into cash. All of our marketable securities are classified as trading securities and are reported as current assets at their estimated fair market values. Fair value is based on quoted prices of similar assets in active markets. Valuation of these items does entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157, Fair Value Measurements. Accordingly, the fair value may not represent actual value of the securities that could have been realized and do not include expenses that could be incurred in an actual sale or settlement.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $34.9 million in fiscal 2009, $39.5 million in fiscal 2008, and $42.4 million in fiscal 2007.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated in a similar manner, but includes the dilutive effect of stock options, which amounted to 192,000 shares in fiscal 2009, 215,000 shares in fiscal 2008, and 310,000 shares in fiscal 2007. Options to purchase 33,000 shares in fiscal 2009, 344,000 shares in fiscal 2008, and 1,000 shares in fiscal 2007 were not included in the calculation of diluted net income per share because these options were antidilutive.

New Accounting Standards
In September 2006, the FASB issued Statement of Financial Standards (“SFAS”) 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective at the beginning of fiscal 2009 for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. For all other nonfinancial assets and liabilities, SFAS 157 is effective at the beginning of fiscal 2010 and we do not believe that the adoption will materially impact our consolidated financial statements.
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
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 are effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial statements.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.
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
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $44.1 million in fiscal 2009, $45.3 million in fiscal 2008, and $43.2 million in fiscal 2007. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.
Stock-Based Compensation
Compensation expense for stock-based compensation awards is recognized based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R “Share-Based Payments”. See Note 8.
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

	(In thousands)
	2009	2008	2007
Balance at beginning of year	$266	$325	$562
Net charge (credit) to expense	221	91	(244)
Net recovery (charge-off)	(42)	(150)	7

Balance at end of year	$445	$266	$325

As of May 2, 2009 and May 3, 2008, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.
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

2. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of May 2, 2009 and May 3, 2008 consisted of the following:

	(In thousands)
	2009	2008
Land	$9,779	$8,954
Buildings and improvements	44,224	41,697
Machinery and equipment	123,911	124,797

Total	177,914	175,448
Less accumulated depreciation	(121,773)	(117,809)

Property, plant and equipment — net	$56,141	$57,639

Depreciation expense was $9,456,000 for fiscal 2009, $9,247,000 for fiscal 2008, and $9,525,000 for fiscal 2007.
3. ACCRUED LIABILITIES
Accrued liabilities as of May 2, 2009 and May 3, 2008 consisted of the following:

	(In thousands)
	2009	2008
Accrued promotions	$6,757	$5,340
Accrued compensation	6,646	5,065
Accrued insurance	2,117	2,783
Other	4,622	4,777

Total	$20,142	$17,965

4. DEBT
At May 2, 2009, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”). The Credit Facilities expire through December 2013 and currently bear interest at rates ranging from .3% to .6% above LIBOR or, at our election, .5% below the banks’ reference rates. At May 2, 2009, $2.9 million of the Credit Facilities was used for standby letters of credit and $72.1 million was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At May 2, 2009, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
On June 22, 2007, the Company distributed a 20% stock dividend to shareholders, increasing outstanding shares by 7.6 million. On August 17, 2007, the Company paid a special cash dividend of $.80 per share, aggregating $36.7 million. Net income per share, average common shares outstanding and share amounts have been restated to give retroactive effect to the 20% stock dividend.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased. There were no shares purchased during the three fiscal years ended May 2, 2009.
The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. Under the terms of the agreement, CMA provides (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. The management agreement further provides that CMA will receive an annual base fee equal to one percent of the consolidated net sales of the Company plus incentive compensation based on certain factors to be determined by the Compensation Committee of our Board of Directors. In order to fulfill its obligations under the management agreement, the Management Company employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. We incurred fees to CMA of $5.8 million for fiscal 2009, $5.7 million for fiscal 2008, and $5.4 million for fiscal 2007. No incentive compensation has been incurred or approved under the management agreement since its inception. Included in accounts payable at May 2, 2009 and May 3, 2008 were amounts due CMA of $2.8 million and $2.7 million, respectively.
6. OTHER INCOME
Other income consisted of the following:

	(In thousands)
	2009	2008	2007
Interest income	$865	$1,218	$1,701
Gain on customer contract	202	—	895
Gain on legal settlement regarding leased property	728	—	—
Loss on disposal of property, net	(363)	(196)	(9)
Other income (loss), net	(465)	31	—

Total	$967	$1,053	$2,587

7. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	2009	2008	2007
Current	$14,529	$11,344	$16,659
Deferred	(474)	1,254	(2,835)

Total	$14,055	$12,598	$13,824

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 2, 2009 and May 3, 2008 consisted of the following:

	(In thousands)
	2009	2008
Deferred tax assets:
Accrued expenses and other	$4,830	$4,704
Inventory and amortizable assets	439	359

Total deferred tax assets	5,269	5,063

Deferred tax liabilities:
Property	18,504	18,703
Intangibles and other	20	89

Total deferred tax liabilities	18,524	18,792

Net deferred tax liabilities	$13,255	$13,729

Current deferred tax assets — net	$3,262	$2,895

Noncurrent deferred tax liabilities — net	$16,517	$16,624

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.8	3.0
Other differences	(1.2)	(1.9)	(2.1)

Effective income tax rate	36.2%	35.9%	35.9%

We adopted FIN 48 at the beginning of fiscal 2008. As a result of the implementation of FIN 48, we recorded a $703,000 increase in liabilities for uncertain tax positions, a $533,000 decrease in deferred tax liability and a $170,000 decrease to retained earnings. As of May 2, 2009, the gross amount of unrecognized tax benefits was approximately $3.7 million, of which approximately $496,000 was recognized as tax expense in fiscal 2009. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $3.0 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in “Other liabilities” in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	2009	2008
Beginning balance	$3,166	$2,694
Increases due to current period tax positions	533	630
Decreases due to lapse of statute of limitations	(37)	(158)

Ending balance	$3,662	$3,166

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 2, 2009, unrecognized tax benefits included accrued interest of $491,000, of which approximately $98,000 was recognized as tax expense in fiscal 2009.
We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. The Internal Revenue Service has concluded its examination of our federal income tax returns through fiscal 2004 and income tax returns for subsequent fiscal years are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2004.
8. STOCK-BASED COMPENSATION
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the stockholders.
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
The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 1,800,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The Board of Directors also authorized the issuance of options to purchase up to 120,000 shares of common stock to be issued at the direction of the Chairman.
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
We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. Generally, stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10 year term. The fair value of stock options is amortized to expense over the vesting period.
There were no stock options or other stock-based awards granted in fiscal 2009 under any of our plans. The weighted average Black-Scholes fair value assumptions for stock options granted in prior years are as follows: weighted average expected life of 7.6 years for fiscal 2008 and 8 years for 2007; weighted average expected volatility of 36.3% for fiscal 2008 and 33.2% for 2007; weighted average risk free interest rates of 4.6% for fiscal 2008 and 5% for 2007; and no expected dividend payments. The expected life of stock options was estimated based on historical experience. The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience.
The following is a summary of stock option activity for fiscal 2009:

	Shares	Price (a)
Options outstanding, beginning of year	676,919	$4.47
Exercised	(62,880)	3.91
Cancelled	(18,756)	4.74

Options outstanding, end of year	595,283	3.87

Options exercisable, end of year	377,268	3.17

(a)	Weighted average exercise price.
Stock-based compensation expense for fiscal 2009, fiscal 2008 and fiscal 2007 was $340,000, $311,000, and $318,000, respectively. The total fair value of shares vested for fiscal 2009, fiscal 2008 and fiscal 2007 was $304,000, $292,000, and $258,000, respectively. The total intrinsic value for stock options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $217,000, $1.2 million, and $1.1 million, respectively. The weighted average fair value for stock options granted in fiscal 2008 and fiscal 2007 was $7.02 and $13.84, respectively.
As of May 2, 2009, unrecognized compensation expense related to the unvested portion of our stock options was $908,000, which is expected to be recognized over a weighted average period of 2.8 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 2, 2009 was 4.2 years and $3.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 2, 2009 was 3.3 years and $2.8 million, respectively.
For fiscal 2009, net cash proceeds from the exercise of stock options were $245,000 and stock based income tax benefits aggregated $60,000.
We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of May 2, 2009, no shares have been issued under the plan.
9. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2019. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $7.7 million for fiscal 2009, $8.3 million for fiscal 2008, and $8.2 million for fiscal 2007.

Our minimum lease payments under non-cancelable operating leases as of May 2, 2009 are as follows:

(In thousands)
Fiscal 2010	$5,335
Fiscal 2011	3,609
Fiscal 2012	2,938
Fiscal 2013	1,809
Fiscal 2014	955
Thereafter	3,022

Total minimum lease payments	$17,668

We have guaranteed the residual value of certain leased equipment in the amount of $11.3 million. No liability has been recorded as management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012 and that the fair market value of the guarantee is immaterial.
The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2.3 million for fiscal 2009 and $2.2 million for fiscal 2008 and 2007.
We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 2, 2009, we had purchase commitments for raw materials of $42.3 million.
From time to time, we are a party to various litigation matters arising in the ordinary course of business. In our opinion, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.
10. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009
Net sales	$152,927	$144,375	$129,430	$148,445
Gross profit	46,064	42,509	37,122	44,160
Net income	7,751	6,483	3,654	6,854
Net income per share — basic	$.17	$.14	$.08	$.15
Net income per share — diluted	$.17	$.14	$.08	$.15

Fiscal 2008 (1)
Net sales	$151,764	$143,528	$123,182	$147,527
Gross profit	46,391	44,525	37,669	43,996
Net income	7,185	6,477	3,254	5,564
Net income per share — basic	$.16	$.14	$.07	$.12
Net income per share — diluted	$.16	$.14	$.07	$.12

(1)	Fiscal 2008 fourth quarter included fourteen weeks while other quarters included thirteen weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
National Beverage Corp.
We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of May 2, 2009 and May 3, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended May 2, 2009. We also have audited National Beverage Corp.’s internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of May 2, 2009 and May 3, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended May 2, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of May 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Notes 1 and 7 to the consolidated financial statements, in fiscal 2008 the Company changed its method of accounting for uncertainty in income taxes.
/s/ McGladrey & Pullen, LLP
Ft. Lauderdale, Florida
July 16, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 2, 2009.
Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
McGladrey & Pullen, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of May 2, 2009.

Name	Age	Position with Company

Nick A. Caporella (1)	73	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella (2)	49	President

Edward F. Knecht (3)	74	Executive Vice President — Procurement

George R. Bracken (4)	64	Senior Vice President — Finance

Dean A. McCoy (5)	52	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer, and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since January 1, 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. Edward F. Knecht was named Executive Vice President — Procurement in August 2005 and, prior to that date, served as President of Shasta Sweetener Corp., a wholly-owned subsidiary of the Company, since May 1998.

(4)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.

(5)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

Page
1. Financial Statements
Consolidated Balance Sheets	17
Consolidated Statements of Income	18
Consolidated Statements of Shareholders’ Equity	19
Consolidated Statements of Cash Flows	20
Notes to Consolidated Financial Statements	21
Report of Independent Registered Public Accounting Firm	31
2. Financial Statement Schedules
Not applicable
3. Exhibits
See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc. (2)

10.2	National Beverage Corp. Investment and Profit Sharing Plan (1)

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan (2)

10.4	National Beverage Corp. 1991 Stock Purchase Plan (2)

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein (3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo and lender therein (4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo and lender therein (5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo and lender therein (6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo and lender therein (6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo and lender therein (7)

10.11	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan (6)

10.12	National Beverage Corp. Special Stock Option Plan (8)

10.13	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (9)

10.14	National Beverage Corp. Key Employee Equity Partnership Program (9)

10.15	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo and lender therein (10)

10.16	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo and lender therein (11)

10.17	Amendment to National Beverage Corp. Special Stock Option Plan (12)

10.18	Amendment to National Beverage Corp. Key Employee Equity Partnership Program (12)

21.1	Subsidiaries of Registrant (13)

23.1	Consent of Independent Registered Public Accounting Firm (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form

S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 2, 2008 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(13)	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer Date: July 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee

Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and	Director
Chief Executive Officer	Date: July 16, 2009
Date: July 16, 2009

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.

Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director
Date: July 16, 2009	Date: July 16, 2009

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.

George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President — Finance	Director
(Principal Financial Officer)	Date: July 16, 2009
Date: July 16, 2009