Form 10-Q
period 2009-08-01
NATIONAL BEVERAGE CORP
filed 2009-09-10
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)
8100 SW Tenth Street, Suite 4000, Ft. Lauderdale, FL 33324
(Address of principal executive offices including zip code)
(954) 581-0922
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of September 8, 2009 was 46,015,334.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 1, 2009 AND MAY 2, 2009
(In thousands, except share amounts)

	(Unaudited)
	August 1,	May 2,
	2009	2009
Assets
Current assets:
Cash and equivalents	$95,350	$84,140
Trade receivables — net of allowances of $462 ($445 at May 2, 2009)	55,642	53,735
Inventories	36,665	39,612
Deferred income taxes — net	3,091	3,262
Prepaid and other assets	4,357	5,552

Total current assets	195,105	186,301
Property — net	54,953	56,141
Goodwill	13,145	13,145
Intangible assets — net	1,861	1,861
Other assets	7,676	8,234

	$272,740	$265,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,966	$48,005
Accrued liabilities	21,836	20,142
Income taxes payable	4,834	314

Total current liabilities	65,636	68,461
Deferred income taxes — net	16,413	16,517
Other liabilities	10,390	10,692
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value — 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value — 75,000,000 shares authorized; 50,045,718 shares issued	500	500
Additional paid-in capital	27,239	27,153
Retained earnings	170,002	160,209
Accumulated other comprehensive income	410	—
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	180,301	170,012

	$272,740	$265,682

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
(In thousands, except per share amounts)

	(Unaudited)
	2009	2008

Net sales	$162,831	$152,927

Cost of sales	112,308	106,863

Gross profit	50,523	46,064

Selling, general and administrative expenses	35,314	34,146

Interest expense	30	24

Other income — net	28	198

Income before income taxes	15,207	12,092

Provision for income taxes	5,414	4,341

Net income	$9,793	$7,751

Net income per share —
Basic	$.21	$.17

Diluted	$.21	$.17

Average common shares outstanding —
Basic	46,013	45,982

Diluted	46,260	46,135

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
(In thousands)

	(Unaudited)
	2009	2008
Operating Activities:
Net income	$9,793	$7,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,947	2,984
Deferred income tax (benefit) provision	(160)	75
Loss on disposal of property, net	97	4
Stock-based compensation	86	86
Changes in assets and liabilities:
Trade receivables	(1,907)	(637)
Inventories	2,947	(6,906)
Prepaid and other assets	1,608	4,960
Accounts payable	(9,039)	(831)
Accrued and other liabilities	6,235	(1,071)

Net cash provided by operating activities	12,607	6,415

Investing Activities:
Marketable securities purchased	—	(26,200)
Marketable securities sold	—	28,350
Additions to property, plant and equipment	(1,397)	(1,372)
Proceeds from sale of property, plant and equipment	—	6

Net cash (used in) provided by investing activities	(1,397)	784

Financing Activities:
Proceeds from stock options exercised	—	197
Stock-based tax benefits	—	45

Net cash provided by financing activities	—	242

Net Increase in Cash and Equivalents	11,210	7,441

Cash and Equivalents — Beginning of Year	84,140	51,497

Cash and Equivalents — End of Period	$95,350	$58,938

Other Cash Flow Information:
Interest paid	$30	$20
Income taxes paid	893	194
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 1, 2009
(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2009.
Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs. All derivative financial instruments are recorded at fair value in our Condensed Consolidated Balance Sheets. The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instrument. Such valuation does not entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as defined in SFAS 157, Fair Value Measurements. We do not use derivative financial instruments for trading or speculative purposes. See Note 6.
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 1, 2009 are comprised of finished goods of $20,272,000 and raw materials of $16,393,000. Inventories at May 2, 2009 are comprised of finished goods of $22,168,000 and raw materials of $17,444,000.

3. PROPERTY
Property consists of the following:

	(In thousands)
	August 1,	May 2,
	2009	2009
Land	$9,779	$9,779
Buildings and improvements	44,320	44,224
Machinery and equipment	124,464	123,911

Total	178,563	177,914
Less accumulated depreciation	(123,610)	(121,773)

Property — net	$54,953	$56,141

Depreciation expense was $2,488,000 and $2,451,000 for the three-month periods ended August 1, 2009 and August 2, 2008, respectively.
4. DEBT
At August 1, 2009, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”). The Credit Facilities expire through December 2013 and currently bear interest at rates ranging from .3% to .6% above LIBOR or, at our election, .5% below the banks’ reference rates. At August 1, 2009, $2.9 million of the Credit Facilities was used for standby letters of credit and $72.1 million was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At August 1, 2009, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. STOCK-BASED COMPENSATION
During the three months ended August 1, 2009, there were no options cancelled or exercised, and options for 3,000 shares were granted at a weighted average exercise price of $6.05. At August 1, 2009, options to purchase 598,283 shares at a weighted average exercise price of $3.87 were outstanding and stock-based awards to purchase 3,241,042 shares of common stock were available for grant.
6. DERIVATIVE FINANCIAL INSTRUMENTS
In June 2009, we entered into an aluminum swap contract to partially mitigate our exposure to changes in the cost of aluminum cans through April 2010. The financial instrument was designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Other Comprehensive Income (“OCI”) and reclassified into earnings, through cost of sales, in the period in which the hedged transaction affects earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of sales. As of August 1, 2009, the notional amount of our outstanding aluminum swap contract was $5.6 million and the fair value of the derivative asset was $637,000, which was included in Prepaid and Other Assets. For the three months ended August 1, 2009, the amount of gain (net of tax of $213,000) recognized in OCI was $385,000 and the amount of loss (net of tax of $14,000) reclassified from OCI to cost of sales was $25,000. See Notes 1 and 7.
7. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and changes in the fair value of our cash flow hedge (see Note 6 above) as follows:

	(In thousands)
	Three Months Ended
	August 1,	August 2,
	2009	2008
Net income	$9,793	$7,751
Cash flow hedge, net of tax	410	—

Comprehensive income	$10,203	$7,751

8. NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 was effective at the beginning of our 2009 fiscal year for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. For all other nonfinancial assets and liabilities, SFAS 157 was effective at the beginning of our 2010 fiscal year. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective as of the beginning of our 2010 fiscal year and their adoption did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165), which establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. We adopted SFAS 165 during the fiscal quarter ended August 1, 2009. We reviewed events for inclusion in the financial statements through September 10, 2009, the date that the financial statements were filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS
Three Months Ended August 1, 2009 (first quarter of fiscal 2010) compared to
Three Months Ended August 2, 2008 (first quarter of fiscal 2009)
Net sales for the first quarter of fiscal 2010 increased 6.5% to $162.8 million compared to $152.9 million for the first quarter of fiscal 2009. The net sales increase reflects case volume growth of 3.4% for the Company’s energy drinks, juices and waters and 16.1% for branded carbonated soft drinks. This improvement was partially offset by lower allied-branded volume and a 1.5% decline in unit pricing due primarily to product mix changes and higher promotional activity.
Gross profit approximated 31.0% of net sales for the first quarter of fiscal 2010 compared to 30.1% of net sales for the first quarter of fiscal 2009. The gross profit improvement was due primarily to higher sales volume and lower raw material costs. Cost of goods sold per unit decreased approximately 2.8%.
Selling, general and administrative expenses were $35.3 million or 21.7% of net sales for the first quarter of fiscal 2010 compared to $34.1 million or 22.3% of net sales for the first quarter of fiscal 2009. The increase in expenses is due to higher marketing expenses partially offset by lower distribution costs.
Other income includes interest income of $99,000 (fiscal 2010) and $202,000 (fiscal 2009). Also, included in other income for the first quarter of fiscal 2010 is a net loss of $97,000 from the disposal of assets.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.6% of income before taxes for the first quarter of fiscal 2010 and 35.9% for the comparable period in fiscal 2009. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $9.8 million for the first quarter of fiscal 2010 compared to $7.8 million for the first quarter of fiscal 2009.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75 million, of which $2.9 million was used for standby letters of credit at August 1, 2009. There was no debt outstanding under the credit facilities. We believe that our capital resources, including cash and equivalents aggregating $95.4 million as of August 1, 2009, are sufficient to fund our capital requirements for the foreseeable future.
Cash Flows
During the first quarter of fiscal 2010, $12.6 million was provided by operating activities while $1.4 million was used in investing activities. Cash provided by operating activities increased $6.2 million due primarily to an improvement in earnings and working capital requirements.

Cash used in investing activities increased $2.2 million due primarily to changes in net marketable securities.
Financial Position
During the first quarter of fiscal 2010, working capital increased $11.6 million to $129.5 million due primarily to cash provided by operating activities. Trade receivables increased due to higher volume related to seasonality while inventories declined due to improved inventory rationalization. Prepaid and other assets decreased due to a decline in income tax refund receivables. The current ratio was 3.0 to 1 at August 1, 2009 and 2.7 to 1 at May 2, 2009.
NEW ACCOUNTING STANDARDS
See Note 8 of Notes to Condensed Consolidated Financial Statements for information about recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2009.
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
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

fluctuations in the costs of raw materials; our ability to increase prices; continued retailer support for our products; changes in consumer preferences; success of implementing business strategies; changes in business strategy or development plans; government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2009 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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
Date: September 10, 2009

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer