Form 10-Q
period 2009-10-31
NATIONAL BEVERAGE CORP
filed 2009-12-10
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of registrant’s common stock outstanding as of December 4, 2009 was 46,049,564.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
National Beverage Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	October 31,	May 2,
	2009	2009
Assets
Current assets:
Cash and equivalents	$105,202	$84,140
Trade receivables — net of allowances of $459 ($445 at May 2, 2009)	46,521	53,735
Inventories	34,076	39,612
Deferred income taxes — net	3,198	3,262
Prepaid and other assets	4,134	5,552

Total current assets	193,131	186,301
Property — net	54,329	56,141
Goodwill	13,145	13,145
Intangible assets — net	1,861	1,861
Other assets	7,750	8,234

	$270,216	$265,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,733	$48,005
Accrued liabilities	22,481	20,142
Income taxes payable	66	314

Total current liabilities	54,280	68,461
Deferred income taxes — net	16,308	16,517
Other liabilities	10,880	10,692
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,074,188 shares issued (50,045,718 shares at May 2, 2009)	501	500
Additional paid-in capital	27,455	27,153
Retained earnings	178,326	160,209
Accumulated other comprehensive income	316	—
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	188,748	170,012

	$270,216	$265,682

See accompanying Notes to Condensed Consolidated Financial Statements.

National Beverage Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$149,571	$144,375	$312,402	$297,302

Cost of sales	98,774	101,866	211,082	208,729

Gross profit	50,797	42,509	101,320	88,573

Selling, general and administrative expenses	37,520	32,929	72,834	67,075

Interest expense	27	31	57	55

Other income (expense) — net	(325)	565	(297)	763

Income before income taxes	12,925	10,114	28,132	22,206

Provision for income taxes	4,601	3,631	10,015	7,972

Net income	$8,324	$6,483	$18,117	$14,234

Net income per share -
Basic	$.18	$.14	$.39	$.31

Diluted	$.18	$.14	$.39	$.31

Average common shares outstanding -
Basic	46,020	46,002	46,017	45,992

Diluted	46,275	46,195	46,268	46,165

See accompanying Notes to Condensed Consolidated Financial Statements.

National Beverage Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	October 31,	November 1,
	2009	2008
Operating Activities:
Net income	$18,117	$14,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,377	6,065
Deferred income tax (benefit) provision	(320)	149
Loss on disposal of property, net	193	74
Impairment loss on long-lived assets	500	—
Stock-based compensation	171	172
Changes in assets and liabilities:
Trade receivables	7,214	1,571
Inventories	5,536	(3,590)
Prepaid and other assets	1,656	1,554
Accounts payable	(16,272)	(7,356)
Accrued and other liabilities	2,057	(750)

Net cash provided by operating activities	25,229	12,123

Investing Activities:
Marketable securities purchased	—	(73,250)
Marketable securities sold	—	76,250
Additions to property, plant and equipment	(4,309)	(2,753)
Proceeds from sale of property, plant and equipment	10	55

Net cash (used in) provided by investing activities	(4,299)	302

Financing Activities:
Proceeds from stock options exercised	67	212
Stock-based tax benefits	65	46

Net cash provided by financing activities	132	258

Net Increase in Cash and Equivalents	21,062	12,683

Cash and Equivalents — Beginning of Year	84,140	51,497

Cash and Equivalents — End of Period	$105,202	$64,180

Other Cash Flow Information:
Interest paid	$61	$51
Income taxes paid	10,497	6,170
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2009. In preparing these interim financial statements, we have reviewed and considered for disclosure all significant events occurring through December 10, 2009, the date of financial statement issuance.
Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs. All derivative financial instruments are recorded at fair value in our Condensed Consolidated Balance Sheets. The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instrument. Such valuation does not entail significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy. We do not use derivative financial instruments for trading or speculative purposes. See Note 6.
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 31, 2009 are comprised of finished goods of $19,469,000 and raw materials of $14,607,000. Inventories at May 2, 2009 are comprised of finished goods of $22,168,000 and raw materials of $17,444,000.

3. PROPERTY
Property consists of the following:

	(In thousands)
	October 31,	May 2,
	2009	2009
Land	$9,779	$9,779
Buildings and improvements	43,851	44,224
Machinery and equipment	126,770	123,911

Total	180,400	177,914
Less accumulated depreciation	(126,071)	(121,773)

Property — net	$54,329	$56,141

Depreciation expense was $2,930,000 and $5,418,000 for the three-month and six-month periods ended October 31, 2009, respectively, and $2,534,000 and $4,985,000 for the three-month and six-month periods ended November 1, 2008, respectively.
Included in Selling, general and administrative expenses for the second quarter ended October 31, 2009 is a $500,000 impairment loss related to an owned warehouse.
4. DEBT
At October 31, 2009, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”). The Credit Facilities expire through December 2013 and currently bear interest at rates ranging from .3% to .6% above LIBOR or, at our election, .5% below the banks’ reference rates. At October 31, 2009, $2.8 million of the Credit Facilities was used for standby letters of credit and $72.2 million was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At October 31, 2009, we were in compliance with all loan covenants and approximately $25 million of retained earnings were restricted from distribution.
5. STOCK-BASED COMPENSATION
During the six months ended October 31, 2009, options to purchase 3,000 shares were granted (weighted average exercise price of $6.05), options to purchase 28,470 shares were exercised (weighted average exercise price of $2.36), and options to purchase 1,201 shares were cancelled (weighted average exercise price of $6.21). At October 31, 2009, options to purchase 568,612 shares (weighted average exercise price of $3.94) were outstanding and stock-based awards to purchase 3,242,243 shares of common stock were available for grant.

6. DERIVATIVE FINANCIAL INSTRUMENTS
In June 2009, we entered into an aluminum swap contract to partially mitigate our exposure to changes in the cost of aluminum cans through April 2010. The financial instrument was designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Other Comprehensive Income (“OCI”) and reclassified into earnings, through cost of sales, in the period in which the hedged transaction affects earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of sales. As of October 31, 2009, the notional amount of our outstanding aluminum swap contract was $3.8 million and the fair value of the derivative asset was $491,000, which was included in Prepaid and Other Assets. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and OCI relative to the cash flow hedge for the second quarter and six months ended October 31, 2009.

	In thousands
	Second	Six
	Quarter	Months
Recognized in OCI-
Gain (loss) before income taxes	$(1)	$597
Less income tax provision	—	213

Net	$(1)	$384

Reclassified from OCI to cost of sales-
Gain before income taxes	$145	$106
Less income tax provision	52	38

Net	$93	$68

Net change to OCI	$(94)	$316

The ineffective portion of the change in fair value of our cash flow hedge was immaterial. Assuming no change in the commodity prices as measured on October 31, 2009, $316,000 of unrealized net gain will be reclassified from OCI and recognized in earnings over the next seven months. See Notes 1 and 7.
7. COMPREHENSIVE INCOME
Comprehensive income for the second quarter and six months ended October 31, 2009 and November 1, 2008 is comprised of net income and changes in the fair value of our cash flow hedge (see Note 6 above) as follows:

	In thousands
	Second Quarter Ended		Six Months Ended
	2009	2008	2009	2008
Net income	$8,324	$6,483	$18,117	$14,234
Cash flow hedge, net of tax	(94)	—	316	—

Comprehensive income	$8,230	$6,483	$18,433	$14,234

8. NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. The guidance defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The guidance was effective at the beginning of our 2009 fiscal year for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. For all other nonfinancial assets and liabilities, the guidance was effective at the beginning of our 2010 fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued new guidance to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The guidance was effective as of the beginning of our 2010 fiscal year and its adoption did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued new guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the guidance effective August 1, 2009.
In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) which authorized the Codification as the sole source for authoritative U.S. GAAP. Any accounting literature that is not in the Codification will be considered non-authoritative. We began utilizing the Codification as our sole source of authoritative U.S. GAAP effective for our second quarter ended October 31, 2009.

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

RESULTS OF OPERATIONS
Three Months Ended October 31, 2009 (second quarter of fiscal 2010) compared to
Three Months Ended November 1, 2008 (second quarter of fiscal 2009)
Net sales for the second quarter of fiscal 2010 increased 3.6% to $149.6 million compared to $144.4 million for the second quarter of fiscal 2009. The net sales improvement reflects a 3.1% increase in unit pricing due primarily to product mix and a 1.8% increase in branded case volume. The sales improvement was partially offset by lower allied-branded case volume.
Gross profit approximated 34.0% of net sales for the second quarter of fiscal 2010 compared to 29.4% of net sales for the second quarter of fiscal 2009. The gross profit improvement was due primarily to higher sales volume and lower raw material costs. Cost of goods sold per unit decreased 3.5%.
Selling, general and administrative expenses were $37.5 million or 25.1% of net sales for the second quarter of fiscal 2010 compared to $32.9 million or 22.8% of net sales for the second quarter of fiscal 2009. The increase in expenses is due to higher marketing and administrative expenses.
Other income includes interest income of $55,000 (fiscal 2010) and $247,000 (fiscal 2009). Also, included in other income for the second quarter of fiscal 2010 is a loss of $96,000 from the disposal of property, plant and equipment and $250,000 from the write-off of other assets.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.6% of income before taxes for the second quarter of fiscal 2010 and 35.9% for the comparable period in fiscal 2009. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $8.3 million for the second quarter of fiscal 2010 compared to $6.5 million for the second quarter of fiscal 2009.
Six Months Ended October 31, 2009 (first six months of fiscal 2010) compared to
Six Months Ended November 1, 2008 (first six months of fiscal 2009)
Net sales for the first six months of fiscal 2010 increased 5.1% to $312.4 million compared to $297.3 million for the first six months of fiscal 2009. The net sales increase reflects case volume growth of 1.5% for the Company’s energy drinks, juices and waters and 9.3% for branded carbonated soft drinks. This improvement was partially offset by lower allied-branded volume.
Gross profit approximated 32.4% of net sales for the first six months of fiscal 2010 compared to 29.8% of net sales for the first six months of fiscal 2009. The gross profit improvement was due primarily to higher sales volume and lower raw material costs. Cost of goods sold per unit decreased 3.1%.
Selling, general and administrative expenses were $72.8 million or 23.3% of net sales for the first six months of fiscal 2010 compared to $67.1 million or 22.6% of net sales for the comparable period in fiscal 2009. The increase in expenses is due to higher marketing and administrative expenses.
Other income (expense) includes interest income of $154,000 (fiscal 2010) and $449,000 (fiscal 2009). Also, included in other income (expense) for the first six months of fiscal 2010 is a loss of $193,000 from the disposal of property, plant and equipment and $250,000 from the write-off of other assets.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.6% of income before taxes for the first six months of fiscal 2010 and 35.9% for the comparable period in fiscal 2009. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income.
Net income was $18.1 million for the first six months of fiscal 2010 compared to $14.2 million for the first six months of fiscal 2009.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75 million, of which $2.8 million was used for standby letters of credit at October 31, 2009. There was no debt outstanding under the credit facilities. We believe that our capital resources, including cash and equivalents aggregating $105.2 million as of October 31, 2009, are sufficient to fund our capital requirements for the foreseeable future.
Cash Flows
During the first six months of fiscal 2010, $25.2 million was provided by operating activities while $4.3 million was used in investing activities. Cash provided by operating activities increased $13.1 million due primarily to an improvement in earnings and working capital requirements. Cash used in investing activities increased $4.6 million due primarily to changes in net marketable securities and additions to property, plant and equipment.
Financial Position
During the first six months of fiscal 2010, working capital increased $21.0 million to $138.9 million due primarily to cash provided by operating activities. Trade receivables, inventory and accounts payable decreased due to lower volume related to seasonality. Prepaid and other assets decreased due to a decline in income tax refund receivables. The current ratio was 3.6 to 1 at October 31, 2009 and 2.7 to 1 at May 2, 2009.
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held October 2, 2009, Mr. Samuel C. Hathorn, Jr. and Mr. Joseph G. Caporella were re-elected to the Board of Directors for a three-year term. Of the 44,705,802 shares voted, 44,198,543 shares were voted for the election of Mr. Samuel C. Hathorn, Jr. (507,259 shares were withheld) and 41,308,925 shares were voted for the election of Mr. Joseph G. Caporella (3,396,877 shares were withheld).
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
Date: December 10, 2009

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer