Form 10-Q
period 2010-01-30
NATIONAL BEVERAGE CORP
filed 2010-03-11
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of March 5, 2010 was 46,144,083.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	January 30,	May 2,
	2010	2009
Assets
Current assets:
Cash and equivalents	$57,788	$84,140
Trade receivables — net of allowances of $510 ($445 - 2009)	44,984	53,735
Inventories	32,022	39,612
Deferred income taxes — net	3,949	3,262
Prepaid and other assets	4,776	5,552

Total current assets	143,519	186,301
Property — net	52,974	56,141
Goodwill	13,145	13,145
Intangible assets — net	1,615	1,861
Other assets	7,505	8,234

	$218,758	$265,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,071	$48,005
Accrued liabilities	22,059	20,142
Income taxes payable	135	314

Total current liabilities	60,265	68,461
Deferred income taxes — net	16,203	16,517
Other liabilities	10,993	10,692
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,176,867 shares issued (50,045,718 shares at May 2, 2009)	501	500
Additional paid-in capital	28,031	27,153
Retained earnings	121,556	160,209
Accumulated other comprehensive loss	(941)	—
Treasury stock — at cost:
Preferred stock — 150,000 shares	(5,100)	(5,100)
Common stock — 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	131,297	170,012

	$218,758	$265,682

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Net sales	$131,462	$129,430	$443,864	$426,732

Cost of sales	88,722	92,308	299,804	301,037

Gross profit	42,740	37,122	144,060	125,695

Selling, general & administrative expenses	34,106	31,924	106,940	98,999

Interest expense	32	28	89	83

Other (expense) income — net	(23)	662	(320)	1,425

Income before income taxes	8,579	5,832	36,711	28,038

Provision for income taxes	3,054	2,178	13,069	10,150

Net income	$5,525	$3,654	$23,642	$17,888

Net income per share —
Basic	$.12	$.08	$.51	$.39

Diluted	$.12	$.08	$.51	$.39

Cash dividends per share	$1.35	$—	$1.35	$—

Weighted average common shares outstanding —
Basic	46,080	46,003	46,038	45,996

Diluted	46,307	46,205	46,281	46,178

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 30,	January 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$23,642	$17,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,852	9,106
Deferred income tax (benefit) provision	(481)	225
Loss on disposal of property, net	232	86
Impairment loss on long-lived assets	500	—
Stock-based compensation	278	258
Changes in assets and liabilities:
Trade receivables	8,751	5,554
Inventories	7,590	(173)
Prepaid and other assets	288	2,678
Accounts payable	(9,934)	(10,745)
Accrued and other liabilities	388	76

Net cash provided by operating activities	41,106	24,953

Cash Flows From Investing Activities:
Marketable securities purchased	—	(109,450)
Marketable securities sold	—	112,450
Additions to property, plant and equipment	(5,776)	(4,897)
Proceeds from sale of property, plant and equipment	12	153

Net cash used in investing activities	(5,764)	(1,744)

Cash Flows From Financing Activities:
Common stock cash dividends	(62,295)	—
Proceeds from stock options exercised	247	218
Stock-based tax benefits	354	48

Net cash (used in) provided by financing activities	(61,694)	266

Net (Decrease) Increase in Cash and Equivalents	(26,352)	23,475

Cash and Equivalents — Beginning of Year	84,140	51,497

Cash and Equivalents — End of Period	$57,788	$74,972

Other Cash Flow Information:
Interest paid	$87	$83
Income taxes paid	13,623	6,610
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2009. In preparing these interim financial statements, we have reviewed and considered for disclosure all significant events occurring through the date of financial statement issuance.
Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs. All derivative financial instruments are recorded at fair value in our Condensed Consolidated Balance Sheets. The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instruments. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy. We do not use derivative financial instruments for trading or speculative purposes. See Note 6.
2. INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 30, 2010 are comprised of finished goods of $19,506 and raw materials of $12,516. Inventories at May 2, 2009 are comprised of finished goods of $22,168 and raw materials of $17,444.

3. PROPERTY
Property consists of the following:

	January 30,	May 2,
	2010	2009
Land	$9,779	$9,779
Buildings and improvements	43,926	44,224
Machinery and equipment	127,935	123,911

Total	181,640	177,914
Less accumulated depreciation	(128,666)	(121,773)

Property — net	$52,974	$56,141

Depreciation expense was $2,781 and $8,199 for the three-month and nine-month periods ended January 30, 2010, respectively, and $2,511 and $7,496 for the three-month and nine-month periods ended January 31, 2009, respectively.
4. DEBT
At January 30, 2010, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75,000 (the “Credit Facilities”). The Credit Facilities expire through December 2013 and currently bear interest at rates ranging from .3% to .6% above LIBOR or, at our election, .5% below the banks’ reference rates. At January 30, 2010, $2,795 of the Credit Facilities was utilized for standby letters of credit and $72,205 was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios and contain other restrictions, none of which are expected to have a material impact on our operations or financial position. Significant financial ratios and restrictions include: fixed charge coverage; net worth ratio; and limitations on incurrence of debt. At January 30, 2010, we were in compliance with all loan covenants and approximately $25,000 of retained earnings was restricted from distribution.
5. STOCK-BASED COMPENSATION
During the nine months ended January 30, 2010, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $6.05 per share), options to purchase 131,149 shares were exercised (weighted average exercise price of $1.89 per share), and options to purchase 12,462 shares were cancelled (weighted average exercise price of $5.08 per share). At January 30, 2010, options to purchase 454,672 shares (weighted average exercise price of $4.35 per share) were outstanding and stock-based awards to purchase 3,253,504 shares of common stock were available for grant.
6. DERIVATIVE FINANCIAL INSTRUMENTS
In fiscal 2010, we entered into two aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through January 2011. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Other Comprehensive Income/Loss (“OCI”) and reclassified into earnings, through cost of sales, in the period in which the hedged transaction affects earnings. Any gains or losses related to hedge ineffectiveness are recognized in the current period cost of sales. As of January 30, 2010, the notional amount of our outstanding aluminum swap contracts was $22,364 and the fair value of the derivative liability was $1,461 which was included in Accrued liabilities. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and OCI relative to the cash flow hedges for the third quarter and nine months ended January 30, 2010:

	Third	Nine
	Quarter	Months
Recognized in OCI-
(Loss) before income taxes	$(1,668)	$(1,071)
Less income tax (benefit)	(594)	(381)

Net	$(1,074)	$(690)

Reclassified from OCI to cost of sales-
Gain before income taxes	$284	$390
Less income tax provision	101	139

Net	$183	$251

Net change to OCI	$(1,257)	$(941)

The ineffective portion of the change in fair value of our cash flow hedges was immaterial. Assuming no change in the commodity prices as measured on January 30, 2010, $941 of unrealized net loss will be reclassified from OCI and recognized in earnings over the next twelve months. See Notes 1 and 7.
7. COMPREHENSIVE INCOME
Comprehensive income for the third quarter and nine months ended January 30, 2010 and January 31, 2009 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 6 above) as follows:

	Third Quarter Ended		Nine Months Ended
	2010	2009	2010	2009
Net income	$5,525	$3,654	$23,642	$17,888
Cash flow hedges, net of tax	(1,257)	—	(941)	—

Comprehensive income	$4,268	$3,654	$22,701	$17,888

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
In May 2009, the FASB issued new guidance on subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the guidance effective August 1, 2009.
In January 2010, the FASB issued guidance amending certain disclosure requirements regarding fair value measurements. The new guidance requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The guidance is effective for our fourth quarter beginning January 31, 2010 and its adoption is not expected to materially impact our consolidated financial statements.
9. CASH DIVIDEND
On January 22, 2010, the Company paid a special cash dividend of $1.35 per share, aggregating $62,295, to shareholders of record on January 6, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering the widest selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also maintain a diverse line of flavored beverage products geared to the health-conscious consumer, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters. In addition, we distribute Rip It® energy drinks, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks. Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broader demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles, and appealing to the “quality-price” expectations of the family consumer. We believe that the “regional share dynamics” of our brands which results in more retailer sponsored promotional activities, perpetuates consumer loyalty within local regional markets.
Over the last several years, we have focused on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail in this market, we have undertaken several measures to expand convenience channel distribution in recent years. These measures include development of new products and serving sizes specifically targeted for this market, such as ClearFruit, Crystal Bay, Rip It and ÀSanté. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.
RESULTS OF OPERATIONS
Three Months Ended January 30, 2010 (third quarter of fiscal 2010) compared to Three Months Ended January 31, 2009 (third quarter of fiscal 2009)
Net income was $5,525 for the third quarter of fiscal 2010 as compared to $3,654 for the third quarter of fiscal 2009. The increase in net income for the third quarter of fiscal 2010 of approximately $1,871, or 51.2% over the similar quarter a year ago, was primarily due to higher net sales coupled with an improved gross profit margin, offset in part by higher selling, general and administrative (“SG&A”) expenses.
Net sales for the third quarter of fiscal 2010 increased 1.6% to $131,462 as compared to $129,430 for the third quarter of fiscal 2009. The net sales improvement reflects a 2.3% increase in unit pricing due primarily to product mix and a .2% increase in case volume of the Company’s energy drinks, juices and waters offset in part by a .9% decline in carbonated soft drink volume.
Gross profit approximated 32.5% of net sales for the third quarter of fiscal 2010 as compared to 28.7% of net sales for the third quarter of fiscal 2009. The gross profit improvement was due primarily to the unit selling price increase noted above and lower raw material costs. Cost of goods sold per unit decreased 3.2%.
SG&A expenses were $34,106 or 25.9% of net sales for the third quarter of fiscal 2010 as compared to $31,924 or 24.7% of net sales for the third quarter of fiscal 2009. The increase in expenses was due to higher marketing and distribution expenses.
Other (expense) income includes interest income of $44 (fiscal 2010) and $177 (fiscal 2009). Included in other (expense) income for the third quarter of fiscal 2009 was income of $728 in connection with a legal settlement.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.6% for the third quarter of fiscal 2010 and 37.3% for the comparable period in fiscal 2009. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.
Nine Months Ended January 30, 2010 (first nine months of fiscal 2010) compared to Nine Months Ended January 31, 2009 (first nine months of fiscal 2009)
Net income was $23,642 for the first nine months of fiscal 2010 as compared to $17,888 for the first nine months of fiscal 2009. The increase in net income for the first nine months of fiscal 2010 of $5,754 or 32.2% over the similar period a year ago was primarily due to higher net sales, coupled with an improved gross profit margin, offset in part by higher SG&A expenses.
Net sales for the first nine months of fiscal 2010 increased 4.0% to $443,864 as compared to $426,732 for the first nine months of fiscal 2009. The net sales improvement reflects a 1.2% increase in unit pricing and case volume growth of 1.1% for the Company’s energy drinks, juices and waters, and 6.2% for branded carbonated soft drinks. This improvement was partially offset by a decline in allied-branded case volume.
Gross profit approximated 32.5% of net sales for the first nine months of fiscal 2010 as compared to 29.5% of net sales for the first nine months of fiscal 2009. The gross profit improvement was due primarily to the unit selling price increase noted above and lower raw material costs. Cost of goods sold per unit decreased 3.1%.
SG&A expenses were $106,940 or 24.1% of net sales for the first nine months of fiscal 2010 as compared to $98,999 or 23.2% of net sales for the comparable period in fiscal 2009. The increase in expenses was due to higher marketing and administrative expenses. Included in SG&A expenses for the nine months ended January 30, 2010 was a $500 impairment loss related to an owned warehouse.
Other (expense) income includes interest income of $198 (fiscal 2010) and $626 (fiscal 2009). Included in other (expense) income for the first nine months of fiscal 2010 was a loss of $232 from the disposal of property, plant and equipment and $250 from the write-off of other assets. Included in other (expense) income for the first nine months of fiscal 2009 was income of $728 in connection with a legal settlement.
The Company’s effective rate for income taxes, based upon estimated annual income tax rates, approximated 35.6% for the first nine months of fiscal 2010 and 36.2% for the comparable period in fiscal 2009. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under existing credit facilities. We maintain unsecured revolving credit facilities aggregating $75,000, of which $2,795 was utilized for standby letters of credit at January 30, 2010. There was no debt outstanding under the credit facilities. Management expects that current liquid assets combined with the funds anticipated to be generated from operations and the availability under the current Credit Facilities will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.
Cash Flows
The Company’s cash position for the nine months ended January 30, 2010 decreased approximately $26,352 from May 2, 2009, which compares to an increase of $23,475 for the comparable 2009 fiscal period. The decline in cash was primarily due to the payment of a special cash dividend of $1.35 per share totaling $62,295 on January 22, 2010. The effect on cash from the special dividend was offset in part by net cash provided by operating activities.
Net cash provided by operating activities for the nine months ended January 30, 2010 amounted to $41,106, as compared to $24,953 for the comparable period a year ago. For the nine months ended January 30, 2010, cash flow was principally generated by net income of $23,642, depreciation and amortization totaling $9,852, combined with decreases in trade accounts receivable of $8,751 and inventories of $7,590, offset in part by a decrease in accounts payable of $9,934.
Net cash used in investing activities for the nine months ended January 30, 2010 totaled $5,764, as compared to $1,744 for the similar 2009 fiscal period. For the 2010 fiscal period, cash used in investing activities was attributable to additions to property, plant and equipment.
Net cash used in financing activities for the nine months ended January 30, 2010 was $61,694 as compared to cash provided by financing activities of $266 during the same 2009 fiscal period. As previously noted, the Company paid a special cash dividend of $1.35 per share which equated to $62,295 in January 2010.
Financial Position
During the first nine months of fiscal 2010, working capital decreased $34,586 to $83,254 due to the cash dividend payment, partially offset by cash provided by operating activities. Trade receivables, inventory and accounts payable decreased due to lower volume related to seasonality. The current ratio was 2.4 to 1 at January 30, 2010 and 2.7 to 1 at May 2, 2009.
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

FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2009 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 11, 2010

National Beverage Corp. (Registrant)
By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

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