Form 10-K
period 2010-05-01
NATIONAL BEVERAGE CORP
filed 2010-07-15
CIK 69891

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 1, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-14170
NATIONAL BEVERAGE CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)
8100 SW Tenth Street, Suite 4000, Fort Lauderdale, Florida 33324
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (954) 581-0922
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 30, 2009 was approximately $121.3 million.
The number of shares of Registrant’s common stock outstanding as of July 6, 2010 was 46,156,035.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of
Form 10-K.

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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering a wide selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also offer the health-conscious consumer a diverse line of flavored beverage products, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling and spring water products; and ÀSanté® nutritionally-enhanced waters. In addition, we produce and market Rip It® energy drinks, Ohana® fruit-flavored drinks, St. Nick’s® holiday soft drinks, as well as effervescent powder beverage enhancers sold under the NutraFizz® brand name. Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies.
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
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broad demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles and appealing to the “quality-value” expectations of the family consumer. We believe that the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local regional markets.
PRODUCTS
Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years. Established more than 120 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors of carbonated soft drinks as well as various water products. Established over 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-

flavored product line. We also produce and market other brands of soft drinks, juices, waters and other beverages, including Ritz®, Big Shot®, Everfresh, Mr. Pure, LaCroix, Crystal Bay, Ohana, Rip It , Mega Sport® and ÀSanté .
Our “fantasy of flavors” strategy emphasizes our distinctive flavored soft drinks, energy drinks, juices and other specialty beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume. We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements and the development of products designed to provide functional benefits to the consumer. Such products include our lines of energy drinks and vitamin-enhanced waters. We intend to expand our product offerings through in-house development and acquisitions, to further our strategy within the evolving “functional” category geared toward consumer health and wellness.
MANUFACTURING
Our twelve manufacturing facilities are strategically located near major metropolitan markets across the continental United States, enabling us to efficiently manufacture and distribute beverages to substantially all geographic markets in the United States. Each manufacturing facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.
We believe that ownership of our bottling facilities provides an advantage over certain of our competitors that rely upon independent third party bottlers to manufacture and market their products. Since we control the national production, distribution and marketing of our brands, we believe we can more effectively manage product quality and customer service and respond quickly to changing market conditions.
We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we can manufacture our products in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network servicing the United States, together with uniform standards for packaging, formulations and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.
DISTRIBUTION
We utilize a hybrid distribution system to deliver our products through three primary distribution channels: take-home, convenience and food-service.
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
Our sales and marketing programs emphasize maintaining and enhancing consumer brand recognition and loyalty and typically utilize a combination of regional advertising, special event marketing, endorsements and sponsorships, along with consumer coupon distribution. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. We believe these elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics. We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation, unique packaging designs and, for some product lines, value pricing. Additionally, we sponsor special holiday promotions including St. Nick’s soft drinks, which feature special holiday flavors and packaging.
Our “regional share dynamics” strategy emphasizes the acquisition and support of brands that have significant regional presence. We believe these types of products enjoy a regional identification that foster long-term consumer loyalty and make them less vulnerable to brand substitution. In addition, “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities and other local events.
RAW MATERIALS
Our centralized procurement group maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby allowing us to compete as a low-cost producer of beverages.
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
Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. A significant portion of our raw material purchases, including aluminum cans, plastic bottles and high fructose corn syrup, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities and/or the requirement to purchase all supplies for specified locations. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.
SEASONALITY
Our sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. Sales volume may be affected by weather conditions.
COMPETITION
The beverage industry is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshment, including soft drinks, water products, juices, fruit drinks, powdered drinks, coffees, teas, energy drinks, sports drinks, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo, Inc. and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through a diversified product portfolio, strong regional brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, specialized advertising and, for some product lines, value pricing.
TRADEMARKS
We own numerous trademarks for our brands that are significant to our business. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.
GOVERNMENTAL REGULATION
The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Our management believes that we are in compliance, in all material respects, with such existing legislation.
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
All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on our financial or competitive position. We believe that our current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. Compliance with or violation of any current or future regulations could require material expenditures or have a material adverse effect on our financial results.
EMPLOYEES
As of May 1, 2010, we employed approximately 1,200 people, of which approximately 400 are covered by collective bargaining agreements. We believe that relations with employees are generally good.
AVAILABLE INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, our Code of Ethics is available on our website. The information on the Company’s website is not part of this Annual Report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission.

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
Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have considered imposing taxes on soda and other sugar-sweetened beverages, including those sweetened with high fructose corn syrup. New laws or regulations or changes in existing laws or regulations could negatively affect our financial results through lower sales or higher operating costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal properties include twelve manufacturing facilities located in ten states, which aggregate approximately two million square feet. We own ten manufacturing facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two manufacturing facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2020. We believe our facilities are generally in good condition and sufficient to meet present needs.
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
We own and lease trucks, vans and automobiles used in the sale, delivery and distribution of our products. In addition, we lease office and warehouse space, transportation equipment, office equipment, information systems equipment and certain manufacturing equipment.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	May 1, 2010		May 2, 2009
	High	Low	High	Low
First Quarter	$11.64	$9.25	$8.10	$6.72
Second Quarter	$12.00	$9.55	$10.10	$6.60
Third Quarter	$14.50	$10.37	$9.63	$6.61
Fourth Quarter	$11.82	$10.75	$11.23	$7.17
Of the estimated 4,500 holders of our Common Stock, including those whose securities are held in the names of various dealers and/or clearing agencies, there were 635 shareholders of record at July 6, 2010, according to records maintained by our transfer agent.
The Company paid special cash dividends of $62,295,000 ($1.35 per share) on January 22, 2010 and $36,711,000 ($.80 per share) on August 17, 2007. See Note 4 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased. There were no shares purchased during the last three fiscal years.

Performance Graph
The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 30, 2005, assuming reinvestment of dividends, in (i) our Common Stock, (ii) the NASDAQ Composite Index and (iii) a company-constructed peer group consisting of Coca-Cola Enterprises, Inc., Coca-Cola Bottling Company Consolidated and Cott Corporation. (PepsiAmericas, Inc. is no longer a public company as of February 2010 and therefore is not included in the company-constructed peer group.)
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	4/30/05	4/29/06	4/28/07	5/3/08	5/2/09	5/1/10

National Beverage Corp.	$100.00	$247.96	$254.25	$167.44	$217.78	$266.36
NASDAQ Composite	100.00	121.25	134.58	127.40	89.92	129.99
Peer Group	100.00	93.01	105.59	101.08	78.87	130.56

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 8 of this report.
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	May 1,	May 2,	May 3,	April 28,	April 29,
	2010	2009	2008 (1)	2007	2006
SUMMARY OF OPERATIONS:
Net sales	$593,465	$575,177	$566,001	$539,030	$516,802
Cost of sales (2)	396,450	405,322	393,420	365,793	349,131

Gross profit	197,015	169,855	172,581	173,237	167,671
Selling, general and administrative expenses	145,159	131,918	138,447	137,212	135,090
Interest expense	120	107	109	106	105
Other (expense) income — net	(351)	967	1,053	2,587	2,416

Income before income taxes	51,385	38,797	35,078	38,506	34,892
Provision for income taxes	18,532	14,055	12,598	13,824	12,666

Net income	$32,853	$24,742	$22,480	$24,682	$22,226

PER SHARE DATA:
Basic net income (3)	$.71	$.54	$.49	$.54	$.49
Diluted net income (3)	.71	.54	.49	.54	.48
Closing stock price (3)	11.60	10.47	8.05	13.13	12.80
Cash dividends paid (4)	1.35	—	.80	—	.83

BALANCE SHEET DATA:
Cash and equivalents	$68,566	$84,140	$51,497	$65,579	$42,119
Working capital	92,898	117,840	89,396	97,684	75,025
Property, plant and equipment — net	53,401	56,141	57,639	57,369	56,027
Total assets	240,359	265,682	239,122	257,632	218,339
Deferred income tax liability	15,597	16,517	16,624	15,217	17,783
Shareholders’ equity (4)	141,572	170,012	144,625	157,361	130,860

(1)	Fiscal 2008 consisted of 53 weeks.

(2)	Fiscal 2006 cost of sales includes a fructose settlement gain of $8,382,000.

(3)	Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock options. Net income per share and the closing stock price have been adjusted for the 20% stock dividend distributed on June 22, 2007.

(4)	The Company paid special cash dividends of $62,295,000 ($1.35 per share), $36,711,000 ($.80 per share) and $38,021,000 ($.83 per share) on January 22, 2010, August 17, 2007 and January 27, 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering a wide selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters. Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties. We also offer the health-conscious consumer a diverse line of flavored beverage products, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling and spring water products; and ÀSanté® nutritionally-enhanced waters. In addition, we produce and market Rip It® energy drinks, Ohana® fruit-flavored drinks, St. Nick’s® holiday soft drinks, as well as effervescent powder beverage enhancers sold under the NutraFizz® brand name. Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).
Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broad demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles and appealing to the “quality-value” expectations of the family consumer. We believe that the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local regional markets.
Our focus is to increase penetration of our brands in the convenience channel through Company-owned and independent distributors. The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail in this market, we have undertaken several measures to expand convenience channel distribution. These measures include development of new products and serving sizes specifically targeted for this market, such as ClearFruit, Crystal Bay, Rip It and ÀSanté. Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products. We intend to continue our focus on enhancing growth in the convenience channel through both specialized packaging and innovative product development.
Beverage industry sales are seasonal with the highest volume typically realized during the summer months. Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.
RESULTS OF OPERATIONS
Net Sales
Net sales for the fiscal year ended May 1, 2010 (“Fiscal 2010”) increased 3.2% to $593,465,000 as compared to $575,177,000 for the fiscal year ended May 2, 2009 (“Fiscal 2009”). The net sales increase reflects case volume growth of 1.2% for our energy drinks, juices and waters and 5.1% for branded carbonated soft drinks. In addition, unit pricing increased .9% largely due to favorable product mix changes. This improvement was partially offset by a decline in allied branded volume.
Fiscal 2009 consisted of 52 weeks while the fiscal year ended May 3, 2008 (“Fiscal 2008”) consisted of 53 weeks. Net sales for Fiscal 2009 increased to $575,177,000 or 3.8% after adjusting for the effect of the extra week in Fiscal 2008. The net sales increase reflects case volume growth of 3.1% for our energy drinks, juices and waters and 2.1% for branded carbonated soft drinks. In addition, unit pricing increased 3.4% due to product mix and price increases instituted to recover higher raw material costs. This improvement was partially offset by a decline in allied branded volume.
Gross Profit
Gross profit approximated 33.2% of net sales for Fiscal 2010 and 29.5% of net sales for Fiscal 2009. The gross margin improvement was due to higher sales volume, favorable changes in product mix and lower raw material costs. Cost of goods sold per unit decreased 4.4%.
Gross profit approximated 29.5% of net sales for Fiscal 2009 and 30.5% of net sales for Fiscal 2008. The decline in gross margin was due to higher manufacturing and raw material costs and the effect of a $1,423,000 business interruption insurance recovery in Fiscal 2008. This decline was partially offset by the higher unit pricing noted above. Cost of goods sold per unit increased 4.9%.
Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $145,159,000 or 24.5% of net sales for Fiscal 2010 compared to $131,918,000 or 22.9% of net sales for Fiscal 2009. The increase in expenses was primarily due to higher marketing and administrative costs. Marketing costs reflect increased cooperative advertising programs with customers and increased brand support expenditures.
Selling, general and administrative expenses were $131,918,000 or 22.9% of net sales for Fiscal 2009 compared to $138,447,000 or 24.5% of net sales for Fiscal 2008. The decline in expenses was primarily due to lower distribution and marketing costs.

Interest Expense and Other Income-Net
Interest expense is comprised of financing costs related to maintaining lines of credit. Other income includes interest income of $229,000 for Fiscal 2010, $865,000 for Fiscal 2009 and $1,218,000 for Fiscal 2008. The decline in interest income for Fiscal 2010 and Fiscal 2009 was due to lower investment yields. Other income for Fiscal 2009 includes a gain of $728,000 related to a legal settlement concerning certain leased property. See Note 7 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate was approximately 36.1% for Fiscal 2010, 36.2% for Fiscal 2009 and 35.9% for Fiscal 2008. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, nondeductible expenses and nontaxable interest income. See Note 8 of Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities. The Company maintains unsecured revolving credit facilities aggregating $75,000,000, of which $3,042,000 was utilized for standby letters of credit at May 1, 2010. We believe that existing capital resources, including cash and equivalents aggregating $68,566,000 as of May 1, 2010, will be sufficient to meet our capital requirements for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements.
Although we continually make capital improvements to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities, the Company did not have any material capital expenditure commitments as of May 1, 2010. We anticipate that Fiscal 2011 capital expenditures will be higher than Fiscal 2010 expenditures.
The Company paid special cash dividends of $62,295,000 ($1.35 per share) on January 22, 2010 and $36,711,000 ($.80 per share) on August 17, 2007. On June 22, 2007, the Company distributed a 20% stock dividend to shareholders.
Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $5,935,000 for Fiscal 2010, $5,752,000 for Fiscal 2009 and $5,660,000 for Fiscal 2008. At May 1, 2010, we owed $2,823,000 to CMA for unpaid management fees. See Note 5 of Notes to Consolidated Financial Statements.
Cash Flows
During Fiscal 2010, $54,385,000 was provided from operating activities, which was offset by $8,314,000 used for investing activities and $61,645,000 used for financing activities. Cash provided by operating activities increased $18,556,000 primarily due to higher earnings. Cash used in investing activities increased $4,823,000 due to changes in net marketable securities transactions and higher capital expenditures. Cash used in financing activities was $61,645,000, which includes the $62,295,000 cash dividend noted above.
During Fiscal 2009, $35,829,000 was provided from operating activities, which was partially offset by $3,491,000 used for investing activities. Cash provided by operating activities increased $1,841,000 primarily due to higher earnings. Cash used in investing activities decreased $9,222,000 due to changes in net marketable securities transactions and reduced capital expenditures. Cash provided by financing activities aggregated $305,000 in Fiscal 2009.
Financial Position
During Fiscal 2010, our working capital decreased $24,942,000 to $92,898,000 due to the special cash dividend paid in January 2010. Inventory decreased $4,940,000 due to lower raw material costs and reduced inventory levels. Prepaid and other assets decreased $1,368,000 primarily due to changes in income tax receivables. At May 1, 2010, the current ratio was 2.3 to 1, as compared to 2.7 to 1 at May 2, 2009.
During Fiscal 2009, our working capital increased $28,444,000 to $117,840,000 primarily due to cash provided from operations. Trade receivables increased $4,549,000 due to changes in customer mix and timing of customer payments. Prepaid and other assets decreased $6,457,000 primarily due to changes in income tax refunds. At May 2, 2009, the current ratio was 2.7 to 1, as compared to 2.3 to 1 at May 3, 2008.
CONTRACTUAL OBLIGATIONS
Contractual obligations at May 1, 2010 are payable as follows:

	(In thousands)
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases	$18,218	$5,180	$5,821	$2,350	$4,867
We have guaranteed the residual value of certain leased equipment in the amount of $11,300,000. Management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012.
We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, none of which have any long-term contractual funding requirements. Contributions were $2,309,000 for Fiscal 2010, $2,304,000 for Fiscal 2009 and $2,237,000 for Fiscal 2008.
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for the specific periods indicated in the table above.
We have standby letters of credit aggregating $3,042,000, which expire in fiscal 2011, that relate to our self-insurance programs. We expect to renew these standby letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe that the critical accounting policies described in the following paragraphs comprise the most significant estimates and assumptions used in the preparation of our consolidated financial statements. For these policies, we caution that future events rarely develop exactly as estimated and the best estimates routinely require adjustment.
Credit Risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions and historical write-offs.
Impairment of Long-Lived Assets
All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if we believe such assets may be impaired. An impairment loss is recognized if the carrying amount or, for goodwill, the carrying amount of its reporting unit, is greater than its fair value.
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
Insurance Programs
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience.

Sales Incentives
We offer various sales incentive arrangements to our customers which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.
NEW ACCOUNTING STANDARDS
See Note 1 of Notes to Consolidated Financial Statements for information about recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodities
We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup and various juice concentrates, the prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. At times, we manage our exposure to this risk through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.
Interest Rates
We had no debt-related interest rate exposure during Fiscal 2010. Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market investments, the yields of which fluctuate based largely on short-term Treasury rates. If the yield of these investments had changed by 100 basis points (1%), interest income for Fiscal 2010 would have changed by approximately $435,000.
FORWARD-LOOKING STATEMENTS
National Beverage and its representatives may from time to time make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions or difficulties in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success of implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unseasonably cold or wet weather conditions and other factors referenced in this Form 10-K. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	May 1,	May 2,
	2010	2009
Assets
Current assets:
Cash and equivalents	$68,566	$84,140
Trade receivables — net of allowances of $509 (2010) and $445 (2009)	53,834	53,735
Inventories	34,672	39,612
Deferred income taxes — net	3,367	3,262
Prepaid and other assets	4,184	5,552

Total current assets	164,623	186,301
Property, plant and equipment — net	53,401	56,141
Goodwill — net	13,145	13,145
Intangible assets — net	1,615	1,861
Other assets	7,575	8,234

	$240,359	$265,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,428	$48,005
Accrued liabilities	23,170	20,142
Income taxes payable	127	314

Total current liabilities	71,725	68,461
Deferred income taxes — net	15,597	16,517
Other liabilities	11,465	10,692
Shareholders’ equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,188,819 shares (2010) and 50,045,718 shares (2009) issued	502	500
Additional paid-in capital	28,150	27,153
Retained earnings	130,767	160,209
Accumulated other comprehensive income	3	—
Treasury stock — at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)

Total shareholders’ equity	141,572	170,012

	$240,359	$265,682

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Net sales	$593,465	$575,177	$566,001
Cost of sales	396,450	405,322	393,420

Gross profit	197,015	169,855	172,581
Selling, general and administrative expenses	145,159	131,918	138,447
Interest expense	120	107	109
Other (expense) income — net	(351)	967	1,053

Income before income taxes	51,385	38,797	35,078
Provision for income taxes	18,532	14,055	12,598

Net income	$32,853	$24,742	$22,480

Net income per share:
Basic	$.71	$.54	$.49

Diluted	$.71	$.54	$.49

Weighted average common shares outstanding:
Basic	46,065	45,999	45,894

Diluted	46,294	46,191	46,109

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Number of Common Shares Issued
Beginning of year	50,045	49,982	49,538
Stock options exercised	144	63	444

End of year	50,189	50,045	49,982

Preferred Stock
Beginning and end of year	$150	$150	$150

Common Stock
Beginning of year	500	500	496
Stock options exercised	2	—	4

End of year	502	500	500

Additional Paid-In Capital
Beginning of year	27,153	26,508	24,847
Stock options exercised	264	245	329
Stock-based compensation	349	340	311
Stock-based tax benefits	384	60	1,021

End of year	28,150	27,153	26,508

Retained Earnings
Beginning of year	160,209	135,467	149,868
Net income	32,853	24,742	22,480
Cash dividends paid	(62,295)	—	(36,711)
Impact of adopting new accounting guidance	—	—	(170)

End of year	130,767	160,209	135,467

Accumulated Other Comprehensive Income
Beginning of year	—	—	—
Cash flow hedges	3	—	—

End of year	3	—	—

Treasury Stock-Preferred
Beginning and end of year	(5,100)	(5,100)	(5,100)

Treasury Stock-Common
Beginning and end of year	(12,900)	(12,900)	(12,900)

Total Shareholders’ Equity	$141,572	$170,012	$144,625

Comprehensive Income
Net income	$32,853	$24,742	$22,480
Cash flow hedges	3	—	—

Comprehensive Income	$32,856	$24,742	$22,480

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 1,	May 2,	May 3,
	2010	2009	2008
Operating Activities:
Net income	$32,853	$24,742	$22,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,350	11,782	11,584
Deferred income tax (benefit) provision	(1,026)	(474)	1,254
Loss on disposal/impairment of property, net	791	363	196
Stock-based compensation	349	340	311
Changes in assets and liabilities:
Trade receivables	(99)	(4,549)	2,790
Inventories	4,940	(858)	5,308
Prepaid and other assets	8	2,774	(2,824)
Accounts payable	423	(1,798)	(4,530)
Accrued and other liabilities	3,796	3,507	(2,581)

Net cash provided by operating activities	54,385	35,829	33,988

Investing Activities:
Marketable securities purchased	—	(109,450)	(302,195)
Marketable securities sold	—	112,450	299,195
Additions to property, plant and equipment	(8,349)	(6,658)	(9,725)
Proceeds from sale of property, plant and equipment	35	167	12

Net cash used in investing activities	(8,314)	(3,491)	(12,713)

Financing Activities:
Special cash dividend on common stock	(62,295)	—	(36,711)
Proceeds from stock options exercised	266	245	333
Stock-based tax benefits	384	60	1,021

Net cash (used in) provided by financing activities	(61,645)	305	(35,357)

Net (Decrease) Increase in Cash and Equivalents	(15,574)	32,643	(14,082)

Cash and Equivalents — Beginning of Year	84,140	51,497	65,579

Cash and Equivalents — End of Year	$68,566	$84,140	$51,497

Other Cash Flow Information:
Interest paid	$124	$107	$107
Income taxes paid	18,541	11,114	13,767
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
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2008 consisted of 53 weeks while Fiscal 2010 and Fiscal 2009 consisted of 52 weeks.
Cash and Equivalents
Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of short-term money-market investments) with an original maturity of three months or less.
Derivative Financial Instruments
We may use derivative financial instruments to partially mitigate our exposure to changes in raw material costs. All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. See Note 6.
Fair Value of Financial Instruments
The fair values of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair values of our derivative financial instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive upon sale, taking into consideration current market prices and credit worthiness. See Note 6.
Impairment of Long-Lived Assets
All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if we believe such assets may be impaired. An impairment loss is recognized if the carrying amount or, for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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
At the beginning of Fiscal 2008, we adopted new accounting guidance which clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, we recorded a $703,000 increase in liabilities for uncertain tax positions, a $533,000 decrease in deferred tax liability and a $170,000 decrease in retained earnings. See Note 8.
Insurance Programs
We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.
Intangible Assets
Intangible assets as of May 1, 2010 and May 2, 2009 consisted primarily of nonamortizable trademarks.
Inventories
Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 1, 2010 are comprised of finished goods of $21,104,000 and raw materials of $13,568,000. Inventories at May 2, 2009 are comprised of finished goods of $22,168,000 and raw materials of $17,444,000.
Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $44,749,000 in Fiscal 2010, $34,860,000 in Fiscal 2009 and $39,467,000 in Fiscal 2008.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated in a similar manner, but includes the dilutive effect of stock options, which amounted to 229,000 shares in Fiscal 2010, 192,000 shares in Fiscal 2009 and 215,000 shares in Fiscal 2008. Options to purchase 18,000 shares in Fiscal 2010, 33,000 shares in Fiscal 2009 and 344,000 shares in Fiscal 2008 were not included in the calculation of diluted net income per share because these options were antidilutive.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. The guidance defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The guidance was effective at the beginning of Fiscal 2009 for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. For all other nonfinancial assets and liabilities, the guidance was effective at the beginning of Fiscal 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In December 2007, the FASB issued new guidance to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The guidance was effective as of the beginning of Fiscal 2010 and its adoption did not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued new guidance on subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the guidance effective August 1, 2009.
In January 2010, the FASB issued guidance amending certain disclosure requirements regarding fair value measurements. The new guidance requires more disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between levels. We adopted the guidance effective January 31, 2010 and its adoption did not materially affect our consolidated financial statements.
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
Revenue Recognition
Revenue from product sales is recognized when title and risk of loss pass to the customer, which generally occurs upon delivery. Our policy is not to allow the return of products once they have been accepted by the customer. However, on occasion, we have accepted returns or issued credit to customers, primarily for damaged goods. The amounts have been immaterial and, accordingly, we do not provide a specific valuation allowance for sales returns.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Sales Incentives
We offer various sales incentive arrangements to our customers which require customer performance or achievement of certain sales volume targets. In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.
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
Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $43,004,000 in Fiscal 2010, $44,096,000 in Fiscal 2009 and $45,334,000 in Fiscal 2008. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.
Stock-Based Compensation
Compensation expense for stock-based compensation awards is recognized over the vesting period based on the grant-date fair value estimated using the Black-Scholes model. See Note 9.
Trade Receivables
We record trade receivables at net realizable value, which includes an appropriate allowance for doubtful accounts. We extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions and historical write-offs. Activity in the allowance for doubtful accounts was as follows:

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Balance at beginning of year	$445	$266	$325
Net charge to expense	340	221	91
Net charge-off	(276)	(42)	(150)

Balance at end of year	$509	$445	$266

As of May 1, 2010 and May 2, 2009, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.
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
2. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of May 1, 2010 and May 2, 2009 consisted of the following:

	(In thousands)
	2010	2009
Land	$9,779	$9,779
Buildings and improvements	44,415	44,224
Machinery and equipment	128,029	123,911

Total	182,223	177,914
Less accumulated depreciation	(128,822)	(121,773)

Property, plant and equipment – net	$53,401	$56,141

Depreciation expense was $10,263,000 for Fiscal 2010, $9,456,000 for Fiscal 2009 and $9,247,000 for Fiscal 2008.
3. ACCRUED LIABILITIES
Accrued liabilities as of May 1, 2010 and May 2, 2009 consisted of the following:

	(In thousands)
	2010	2009
Accrued compensation	$8,192	$6,646
Accrued promotions	7,324	6,757
Accrued insurance	2,388	2,117
Other	5,266	4,622

Total	$23,170	$20,142

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
4. DEBT
At May 1, 2010, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75,000,000 (the “Credit Facilities”). The Credit Facilities expire on July 30, 2010 ($25,000,000) and April 30, 2013 ($50,000,000) and currently bear interest at rates ranging from .3% to .6% above LIBOR or, at our election, .5% below the banks’ reference rates. At May 1, 2010, $3,042,000 of the Credit Facilities was used for standby letters of credit and $71,958,000 was available for borrowings.
The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth, debt to EBITDA and fixed charge coverage (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At May 1, 2010, we were in compliance with all loan covenants and approximately $25,000,000 of retained earnings was restricted from distribution.
5. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES
The Company paid special cash dividends of $62,295,000 ($1.35 per share) on January 22, 2010 and $36,711,000 ($.80 per share) on August 17, 2007. On June 22, 2007, the Company distributed a 20% stock dividend to shareholders, increasing outstanding shares by 7,584,127. Net income per share, average common shares outstanding and share amounts have been restated to give retroactive effect to the 20% stock dividend.
In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock, of which 502,060 shares have been purchased. There were no shares purchased during the three fiscal years ended May 1, 2010.
The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. CMA receives an annual base fee from the Company equal to one percent of the consolidated net sales of the Company, plus incentive compensation based upon certain factors to be determined by the Compensation and Stock Option Committee of the Board. We incurred management fees to CMA of $5,935,000 for Fiscal 2010, $5,752,000 for Fiscal 2009 and $5,660,000 for Fiscal 2008. No incentive compensation has been paid under the

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
management agreement since its inception. Included in accounts payable at May 1, 2010 and May 2, 2009 were amounts due CMA of $2,823,000 and $2,779,000, respectively.
6. DERIVATIVE FINANCIAL INSTRUMENTS
In Fiscal 2010, we entered into four aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2011. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges was immaterial. The following summarizes the gains recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedges for Fiscal 2010:

(In thousands)
Recognized in AOCI-
Gain before income taxes	$603
Less income tax provision	214

Net	389

Reclassified from AOCI to cost of sales-
Gain before income taxes	599
Less income tax provision	213

Net	386

Net change to AOCI	$3

As of May 1, 2010, the notional amount of our outstanding aluminum swap contracts was $31,295,000 and, assuming no change in the commodity prices, $4,000 of unrealized net gain (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.
As of May 1, 2010, the fair value of the derivative asset was $4,000 which was included in Prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
7. OTHER (EXPENSE) INCOME
Other (expense) income consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Interest income	$229	$865	$1,218
Gain on legal settlement	—	728	—
Loss on disposal of property, net	(291)	(363)	(196)
Other (expense) income, net	(289)	(263)	31

Total	$(351)	$967	$1,053

8. INCOME TAXES
The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Current	$19,558	$14,529	$11,344
Deferred	(1,026)	(474)	1,254

Total	$18,532	$14,055	$12,598

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 1, 2010 and May 2, 2009 consisted of the following:

	(In thousands)
	2010	2009
Deferred tax assets:
Accrued expenses and other	$4,995	$4,830
Inventory and amortizable assets	490	439

Total deferred tax assets	5,485	5,269

Deferred tax liabilities:
Property	17,704	18,504
Intangibles and other	11	20

Total deferred tax liabilities	17,715	18,524

Net deferred tax liabilities	$12,230	$13,255

Current deferred tax assets – net	$3,367	$3,262

Noncurrent deferred tax liabilities – net	$15,597	$16,517

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.4	2.8
Other differences	(1.7)	(1.2)	(1.9)

Effective income tax rate	36.1%	36.2%	35.9%

As of May 1, 2010, the gross amount of unrecognized tax benefits was approximately $3,997,000, of which approximately $206,000 was recognized as tax expense in Fiscal 2010. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $3,252,000. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in “Other liabilities” in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Beginning balance	$3,662	$3,166	$2,694
Increases due to current period tax positions	391	533	630
Decreases due to lapse of statute of limitations	(56)	(37)	(158)

Ending balance	$3,997	$3,662	$3,166

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 1, 2010, unrecognized tax benefits included accrued interest of $501,000, of which approximately $10,000 was recognized as tax expense in Fiscal 2010.
We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2006 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2005.
9. STOCK-BASED COMPENSATION
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the stockholders.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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
We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. Generally, stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term. The fair value of stock options is amortized to expense over the vesting period.
There were no stock options or other stock-based awards granted in Fiscal 2009 under any of our plans. The weighted average Black-Scholes fair value assumptions for stock options granted in other years are as follows: weighted average expected life of 8.0 years for Fiscal 2010 and 7.6 years for Fiscal 2008; weighted average expected volatility of 52.2% for Fiscal 2010 and 36.3% for Fiscal 2008; weighted average risk free interest rates of 3.4% for Fiscal 2010 and 4.6% for Fiscal 2008; and expected dividend yield of 4% for Fiscal 2010 and no expected dividend yield for Fiscal 2008. The expected life of stock options was estimated based on historical experience. The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following is a summary of stock option activity for Fiscal 2010:

	Number of
	Shares	Price(a)
Options outstanding, beginning of year	595,283	$3.87
Granted	3,000	6.05
Exercised	(143,101)	1.86
Cancelled	(41,062)	3.56

Options outstanding, end of year	414,120	3.96

Options exercisable, end of year	293,076	3.66

(a)	Weighted average exercise price.
Stock-based compensation expense was $349,000 for Fiscal 2010, $340,000 for Fiscal 2009 and $311,000 for Fiscal 2008. The total fair value of shares vested was $402,000 for Fiscal 2010, $304,000 for Fiscal 2009 and $292,000 for Fiscal 2008. The total intrinsic value for stock options exercised was $1,498,000 for Fiscal 2010, $217,000 for Fiscal 2009 and $1,207,000 for Fiscal 2008. Net cash proceeds from the exercise of stock options were $266,000 for Fiscal 2010, $245,000 for Fiscal 2009 and $333,000 for Fiscal 2008. Stock based income tax benefits aggregated $384,000 for Fiscal 2010, $60,000 for Fiscal 2009 and $1,021,000 for Fiscal 2008. The weighted average fair value for stock options granted was $7.43 for Fiscal 2010 and $7.02 for Fiscal 2008.
As of May 1, 2010, unrecognized compensation expense related to the unvested portion of our stock options was $538,000, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 1, 2010 was 4.3 years and $3,163,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 1, 2010 was 3.7 years and $2,326,000, respectively.
We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock. As of May 1, 2010, no shares have been issued under the plan.
10. COMMITMENTS AND CONTINGENCIES
We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2020. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8,920,000 for Fiscal 2010, $7,679,000 for Fiscal 2009 and $8,309,000 for Fiscal 2008.
Our minimum lease payments under non-cancelable operating leases as of May 1, 2010 were as follows:

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(In thousands)
Fiscal 2011	$5,180
Fiscal 2012	3,616
Fiscal 2013	2,205
Fiscal 2014	1,280
Fiscal 2015	1,070
Thereafter	4,867

Total minimum lease payments	$18,218

We have guaranteed the residual value of certain leased equipment in the amount of $11,300,000. No liability has been recorded as management believes that the net realizable value of such equipment will be in excess of the guaranteed amount when the lease terminates in July 2012 and that the fair market value of the guarantee is immaterial.
The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan, neither of which have any long-term contractual funding requirements. Contributions were $2,309,000 for Fiscal 2010, $2,304,000 for Fiscal 2009 and $2,237,000 for Fiscal 2008.
We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 1, 2010, we had no material purchase commitments for raw materials.
From time to time, we are a party to various litigation matters arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
Net sales	$162,831	$149,571	$131,462	$149,601
Gross profit	50,523	50,797	42,740	52,955
Net income	9,793	8,324	5,525	9,211
Net income per share — basic	$.21	$.18	$.12	$.20
Net income per share — diluted	$.21	$.18	$.12	$.20

Fiscal 2009
Net sales	$152,927	$144,375	$129,430	$148,445
Gross profit	46,064	42,509	37,122	44,160
Net income	7,751	6,483	3,654	6,854
Net income per share — basic	$.17	$.14	$.08	$.15
Net income per share — diluted	$.17	$.14	$.08	$.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
National Beverage Corp.
We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of May 1, 2010 and May 2, 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended May 1, 2010. We also have audited National Beverage Corp.’s internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of May 1, 2010 and May 2, 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended May 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of May 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 1 to the consolidated financial statements, in Fiscal 2008 the Company changed its method of accounting for uncertainty in income taxes.
/s/ McGladrey & Pullen, LLP
Fort Lauderdale, Florida
July 15, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 1, 2010.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
The following table sets forth certain information with respect to the officers of the Registrant as of May 1, 2010.

Name	Age	Position with Company
Nick A. Caporella(1)	74	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	50	President

Edward F. Knecht(3)	75	Executive Vice President — Procurement

George R. Bracken(4)	65	Senior Vice President – Finance

Dean A. McCoy(5)	53	Senior Vice President and Chief Accounting Officer

(1)	Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company which he owns.

(2)	Mr. Joseph G. Caporella has served as President since September 2002 and, prior to that, as Executive Vice President and Secretary since January 1991. Also, he has served as a Director since January 1987. Joseph G. Caporella is the son of Nick A. Caporella.

(3)	Mr. Edward F. Knecht was named Executive Vice President – Procurement in August 2005 and, prior to that date, served as President of Shasta Sweetener Corp., a wholly-owned subsidiary of the Company, since May 1998.

(4)	Mr. George R. Bracken was named Senior Vice President — Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996. Since 1992, Mr. Bracken’s services have been provided to the Company by Corporate Management Advisors, Inc.

(5)	Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President — Controller since October 2000. Prior to October 2000, he served as Vice President — Controller since July 1993.
All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) The following documents are filed as part of this report:
1. Financial Statements
Consolidated Balance Sheets	19
Consolidated Statements of Income	20
Consolidated Statements of Shareholders’ Equity	21
Consolidated Statements of Cash Flows	22
Notes to Consolidated Financial Statements	23
Report of Independent Registered Public Accounting Firm	36
2. Financial Statement Schedules
Not applicable
3. Exhibits
See Exhibit Index which follows.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.
Date: July 15, 2010	By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 15, 2010.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and	Director
Chief Executive Officer

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.
George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President – Finance	Director
(Principal Financial Officer)

/s/ Dean A. McCoy	/s/ Stanley M. Sheridan
Dean A. McCoy	Stanley M. Sheridan
Senior Vice President and	Director
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(2)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(2) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(2) *

10.5	Credit Agreement, dated as of September 23, 1993, between NewBevCo, Inc. and the lender therein(3)

10.6	First Amendment to Credit Agreement, dated November 10, 1994, between NewBevCo, Inc. and lender therein(4)

10.7	Second Amendment to Credit Agreement, dated November 21, 1995, between NewBevCo, Inc. and lender therein(5)

10.8	Third Amendment to Credit Agreement, dated February 29, 1996, between NewBevCo, Inc. and lender therein(6)

10.9	Fourth Amendment to Credit Agreement, dated April 24, 1996, between NewBevCo, Inc. and lender therein(6)

10.10	Fifth Amendment to Credit Agreement, dated November 14, 1996, between NewBevCo, Inc. and lender therein(7)

10.11	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.12	National Beverage Corp. Special Stock Option Plan(8) *

10.13	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(9) *

10.14	National Beverage Corp. Key Employee Equity Partnership Program(9) *

10.15	Tenth Amendment to Credit Agreement, dated April 26, 2002, between NewBevCo, Inc. and lender therein(10)

EXHIBIT INDEX
(continued)

Exhibit No.	Description
10.16	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(11)

10.17	Amendment to National Beverage Corp. Special Stock Option Plan(12) *

10.18	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(12) *

21.1	Subsidiaries of Registrant(13)

23.1	Consent of Independent Registered Public Accounting Firm(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

* Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 30, 1993 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 1994 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 27, 1996 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 1997 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 2002 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 2, 2008 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(13)	Filed herewith.