Form 10-Q
period 2010-07-31
NATIONAL BEVERAGE CORP
filed 2010-09-09
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324
(Address of principal executive offices including zip code)

 (954) 581-0922
 (Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (✓)  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes (  )  No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer (  )  Accelerated filer (✓)  Non-accelerated filer (  )  Smaller reporting company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No (✓)

The number of shares of registrant’s common stock outstanding as of September 2, 2010 was 46,156,515.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	July 31,	May 1,
	2010	2010
Assets
Current assets:
Cash and equivalents	$83,140	$68,566
Trade receivables - net of allowances of $537 ($509 at May 1)	54,619	53,834
Inventories	34,131	34,672
Deferred income taxes - net	3,609	3,367
Prepaid and other assets	3,064	4,184
Total current assets	178,563	164,623
Property - net	52,345	53,401
Goodwill	13,145	13,145
Intangible assets - net	1,615	1,615
Other assets	7,037	7,575
	$252,705	$240,359

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$43,653	$48,428
Accrued liabilities	23,779	23,170
Income taxes payable	5,319	127
Total current liabilities	72,751	71,725
Deferred income taxes - net	15,536	15,597
Other liabilities	11,047	11,465
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,189,299 shares issued (50,188,819 shares at May 1, 2010)	502	502
Additional paid-in capital	28,258	28,150
Retained earnings	142,820	130,767
Accumulated other comprehensive (loss) income	(359)	3
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	153,371	141,572
	$252,705	$240,359

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	July 31,	August 1,
	2010	2009

Net sales	$165,030	$162,831

Cost of sales	106,542	112,308

Gross profit	58,488	50,523

Selling, general & administrative expenses	39,729	35,314

Interest expense	31	30

Other (expense) income - net	(12)	28

Income before income taxes	18,716	15,207

Provision for income taxes	6,663	5,414

Net income	$12,053	$9,793

Net income per share -
Basic	$.26	$.21
Diluted	$.26	$.21

Weighted average common shares outstanding -
Basic	46,156	46,013
Diluted	46,353	46,260

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,	August 1,
	2010	2009
Cash Flows From Operating Activities:
Net income	$12,053	$9,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,784	2,947
Deferred income tax (benefit)	(104)	(160)
(Gain) loss on disposal of property, net	(6)	97
Stock-based compensation	106	86
Changes in assets and liabilities:
Trade receivables	(785)	(1,907)
Inventories	541	2,947
Prepaid and other assets	242	1,608
Accounts payable	(4,775)	(9,039)
Accrued and other liabilities	5,809	6,235
Net cash provided by operating activities	15,865	12,607

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,303)	(1,397)
Proceeds from sale of property, plant and equipment	10	-
Net cash used in investing activities	(1,293)	(1,397)

Cash Flows From Financing Activities:
Stock-based tax benefits	2	-
Net cash provided by financing activities	2	-

Net Increase in Cash and Equivalents	14,574	11,210

Cash and Equivalents - Beginning of Year	68,566	84,140

Cash and Equivalents - End of Period	$83,140	$95,350

Other Cash Flow Information:
Interest paid	$33	$30
Income taxes paid	910	893

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2010.  In preparing these interim financial statements, we have reviewed and considered for disclosure all significant events occurring through the date of financial statement issuance.

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at July 31, 2010 are comprised of finished goods of $19,934,000 and raw materials of $14,197,000. Inventories at May 1, 2010 are comprised of finished goods of $21,104,000 and raw materials of $13,568,000.

3.  PROPERTY

Property consists of the following:

	(In thousands)
	July 31, 2010	May 1, 2010
Land	$9,779	$9,779
Buildings and improvements	44,465	44,415
Machinery and equipment	129,215	128,029
Total	183,459	182,223
Less accumulated depreciation	(131,114)	(128,822)
Property – net	$52,345	$53,401

Depreciation expense was $2,355,000 and $2,488,000 for the three-month periods ended July 31, 2010 and August 1, 2009, respectively.

4.  DEBT

At July 31, 2010, a subsidiary of the Company maintained a $50,000,000 unsecured revolving credit facility with a bank (the “Credit Facility”).  The Credit Facility expires on April 30, 2013 and borrowings currently bear interest at .3% above LIBOR or, at our election, .5% below the bank’s reference rate.  At July 31, 2010, $3,166,000 of the Credit Facility was used for standby letters of credit and $46,834,000 was available for borrowings.

The Credit Facility requires the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreement), and contains other restrictions, none of which are expected to have a material effect on our operations or financial position.   At July 31, 2010, we were in compliance with all loan covenants and approximately $1,583,000 of retained earnings was restricted from distribution.

5.  STOCK-BASED COMPENSATION

During the three months ended July 31, 2010, options to purchase 301,000 shares of common stock were granted (weighted average exercise price of $11.35 per share) and options to purchase 480 shares were exercised (weighted average exercise price of $.01 per share).  At July 31, 2010, options to purchase 714,640 shares (weighted average exercise price of $7.04 per share) were outstanding and stock-based awards to purchase 2,981,104 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2012.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedges was immaterial.  The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedges for the first quarters ended July 31, 2010 and August 1, 2009:

	(In thousands)
	2010	2009
Recognized in AOCI:
(Loss) gain before income taxes	$(1,185)	$598
Less income tax (benefit) provision	(422)	213
Net	$(763)	$385
Reclassified from AOCI to cost of sales:
(Loss) before income taxes	$(623)	$(39)
Less income tax (benefit)	(222)	(14)
Net	$(401)	$(25)
Net change to AOCI	$(362)	$410

As of July 31, 2010, the notional amount of our outstanding aluminum swap contracts was $36,960,000 and, assuming no change in the commodity prices, $961,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 7.

As of July 31, 2010, the fair value of the derivative liability was $557,000 which was included in Accrued liabilities.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

7.  COMPREHENSIVE INCOME

Comprehensive income for the first quarters ended July 31, 2010 and August 1, 2009 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 6 above) as follows:

	(In thousands)
	2010	2009
Net income	$12,053	$9,793
Cash flow hedges, net of tax	(362)	410
Comprehensive income	$11,691	$10,203

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

We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering a wide selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters.  Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties.  We also offer the health-conscious consumer a diverse line of flavored beverage products, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and Clear Fruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters.  In addition, we produce and market Rip It® energy drinks, Ohana® fruit-flavored drinks, St. Nick’s® holiday soft drinks, as well as effervescent powder beverage enhancers sold under the NutraFizz®  brand name.  Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broader demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles, and appealing to the “quality-value” expectations of the family consumer.  We believe that the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local regional markets.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2010 (first quarter of fiscal 2011) compared to
Three Months Ended August 1, 2009 (first quarter of fiscal 2010)

Net sales for the first quarter of fiscal 2011 increased 1.4% to $165,030,000 compared to $162,831,000 for the first quarter of fiscal 2010.  The net sales improvement reflects a 2.2% increase in unit pricing due primarily to product mix and an 8.5% increase in case volume of the Company’s energy drinks, juices and waters offset in part by a 2.2% decline in branded carbonated soft drink volume.

Gross profit approximated 35.4% of net sales for the first quarter of fiscal 2011 compared to 31.0% of net sales for the first quarter of fiscal 2010.  The gross profit improvement was due primarily to the higher unit selling price noted above and lower raw material costs.  Cost of goods sold per unit decreased 4.3%.

SG&A expenses were $39,729,000 or 24.1% of net sales for the first quarter of fiscal 2011 compared to $35,314,000 or 21.7% of net sales for the first quarter of fiscal 2010.  The increase in expenses was due to higher marketing and distribution expenses.

Other (expense) income includes interest income of $28,000 for fiscal 2011 and $99,000 for fiscal 2010.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.6% for the first quarter of fiscal 2011 and fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under a credit facility.  We maintain a $50,000,000 unsecured revolving credit facility, of which $3,166,000 was used for standby letters of credit at July 31, 2010.  We believe that existing capital resources, including cash and equivalents aggregating $83,140,000 as of July 31, 2010, will be sufficient to meet our capital requirements for the foreseeable future.

Cash Flows
The Company’s cash position for the three months ended July 31, 2010 increased $14,574,000 from May 1, 2010, which compares favorably to an increase of $11,210,000 for the comparable 2010 fiscal period.

Net cash provided by operating activities for the three months ended July 31, 2010 amounted to $15,865,000 compared to $12,607,000 for the comparable period a year ago.  For the three months ended July 31, 2010, cash flow was principally generated by net income of $12,053,000, depreciation and amortization aggregating $2,784,000 and an increase in other liabilities of $5,809,000, offset in part by a decrease in accounts payable of $4,775,000.

Net cash used in investing activities for the three months ended July 31, 2010, principally capital expenditures, amounted to $1,293,000 compared to $1,397,000 for the similar 2010 fiscal period.

Financial Position
During the first quarter ended July 31, 2010, working capital increased $12,914,000 to $105,812,000 due to cash provided by operating activities.  Trade receivables increased $785,000 due to higher volume related to seasonality while accounts payable declined $4,775,000 due to timing of payments.  The current ratio was 2.5 to 1 at July 31, 2010 and 2.3 to 1 at May 1, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2010.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 1, 2010 and other filings with the Securities and Exchange Commission.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2010.

ITEM 6.  EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 9, 2010

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