Form 10-Q
period 2010-10-30
NATIONAL BEVERAGE CORP
filed 2010-12-09
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

The number of shares of registrant’s common stock outstanding as of December 2, 2010 was 46,169,355.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	October 30,	May 1,
	2010	2010
Assets
Current assets:
Cash and equivalents	$94,363	$68,566
Trade receivables - net of allowances of $574 ($509 at May 1)	47,308	53,834
Inventories	32,285	34,672
Deferred income taxes - net	2,804	3,367
Prepaid and other assets	5,970	4,184
Total current assets	182,730	164,623
Property - net	52,409	53,401
Goodwill	13,145	13,145
Intangible assets - net	1,615	1,615
Other assets	6,744	7,575
	$256,643	$240,359

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$41,644	$48,428
Accrued liabilities	22,993	23,170
Income taxes payable	112	127
Total current liabilities	64,749	71,725
Deferred income taxes - net	15,475	15,597
Other liabilities	11,162	11,465
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,197,339 shares issued (50,188,819 shares at May 1, 2010)	502	502
Additional paid-in capital	28,400	28,150
Retained earnings	153,027	130,767
Accumulated other comprehensive income	1,178	3
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	165,257	141,572
	$256,643	$240,359

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net sales	$151,127	$149,571	$316,157	$312,402

Cost of sales	94,772	98,774	201,314	211,082

Gross profit	56,355	50,797	114,843	101,320

Selling, general & administrative expenses	40,510	37,520	80,239	72,834

Interest expense	20	27	51	57

Other income (expense) - net	24	(325)	12	(297)

Income before income taxes	15,849	12,925	34,565	28,132

Provision for income taxes	5,642	4,601	12,305	10,015

Net income	$10,207	$8,324	$22,260	$18,117

Net income per share -
Basic	$.22	$.18	$.48	$.39
Diluted	$.22	$.18	$.48	$.39

Weighted average common shares outstanding -
Basic	46,161	46,020	46,159	46,017
Diluted	46,367	46,275	46,360	46,268

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	October 30,	October 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$22,260	$18,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,980	6,377
Deferred income tax benefit	(209)	(320)
(Gain) loss on disposal/impairment of property, net	(4)	693
Stock-based compensation	196	171
Changes in assets and liabilities:
Trade receivables	6,526	7,214
Inventories	2,387	5,536
Prepaid and other assets	549	1,656
Accounts payable	(6,784)	(16,272)
Accrued and other liabilities	(1,032)	2,057
Net cash provided by operating activities	29,869	25,229

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(4,136)	(4,309)
Proceeds from sale of property, plant and equipment	10	10
Net cash used in investing activities	(4,126)	(4,299)

Cash Flows From Financing Activities:
Proceeds from stock options exercised	24	67
Stock-based tax benefits	30	65
Net cash provided by financing activities	54	132

Net Increase in Cash and Equivalents	25,797	21,062

Cash and Equivalents - Beginning of Year	68,566	84,140

Cash and Equivalents - End of Period	$94,363	$105,202

Other Cash Flow Information:
Interest paid	$52	$61
Income taxes paid	13,331	10,497

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

Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs.  All derivative financial instruments are recorded at fair value in our Condensed Consolidated Balance Sheets.  The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instruments.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.  There have been no changes in valuation methodologies.  We do not use derivative financial instruments for trading or speculative purposes. See Note 6.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at October 30, 2010 are comprised of finished goods of $19,703,000 and raw materials of $12,582,000. Inventories at May 1, 2010 are comprised of finished goods of $21,104,000 and raw materials of $13,568,000.

3.  PROPERTY

Property consists of the following:

	(In thousands)
	October 30, 2010	May 1, 2010
Land	$9,779	$9,779
Buildings and improvements	44,515	44,415
Machinery and equipment	131,900	128,029
Total	186,194	182,223
Less accumulated depreciation	(133,785)	(128,822)
Property – net	$52,409	$53,401

Depreciation expense was $2,767,000 and $5,122,000 for the three-month and six-month periods ended October 30, 2010, respectively, and $2,930,000 and $5,418,000 for the three-month and six-month periods ended October 31, 2009, respectively.

4.  DEBT

At October 30, 2010, a subsidiary of the Company maintained a $50,000,000 unsecured revolving credit facility with a bank (the “Credit Facility”).  The Credit Facility expires on April 30, 2013 and borrowings currently bear interest at .3% above LIBOR or, at our election, .5% below the bank’s reference rate.  At October 30, 2010, $2,326,000 of the Credit Facility was used for standby letters of credit and $47,674,000 was available for borrowings.

The Credit Facility requires the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreement), and contains other restrictions, none of which are expected to have a material effect on our operations or financial position.   At October 30, 2010, we were in compliance with all loan covenants and approximately $1,163,000 of retained earnings was restricted from distribution.

5.  STOCK-BASED COMPENSATION

During the six months ended October 30, 2010, options to purchase 301,250 shares of common stock were granted (weighted average exercise price of $11.35 per share) and options to purchase 8,520 shares were exercised (weighted average exercise price of $2.87 per share).  At October 30, 2010, options to purchase 706,850 shares (weighted average exercise price of $7.08 per share) were outstanding and stock-based awards to purchase 2,980,854 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2012.  The financial instruments are designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated other comprehensive income (“AOCI”) and reclassified into earnings through Cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedges was immaterial.  The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedges for the second quarter and six months ended October 30, 2010 and October 31, 2009:

	(In thousands)
	Second Quarter Ended		Six Months Ended
	2010	2009	2010	2009
Recognized in AOCI:
Gain (loss) before income taxes	$1,617	$(1)	$432	$597
Less income tax provision	576	--	154	213
Net	$1,041	$(1)	$278	$384
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$(770)	$145	$(1,393)	$106
Less income tax provision (benefit)	(274)	52	(496)	38
Net	$(496)	$93	$(897)	$68
Net change to AOCI	$1,537	$(94)	$1,175	$316

As of October 30, 2010, the notional amount of our outstanding aluminum swap contracts was $28,683,000 and, assuming no change in the commodity prices, $1,475,000 of unrealized net gain (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 7.

As of October 30, 2010, the fair value of the derivative asset was $1,829,000 which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

7.  COMPREHENSIVE INCOME

Comprehensive income for the second quarter and six months ended October 30, 2010 and October 31, 2009 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 6 above) as follows:

	(In thousands)
	Second Quarter Ended		Six Months Ended
	2010	2009	2010	2009
Net income	$10,207	$8,324	$22,260	$18,117
Cash flow hedges, net of tax	1,537	(94)	1,175	316
Comprehensive income	$11,744	$8,230	$23,435	$18,433

8.  SUBSEQUENT EVENTS

On December 6, 2010, the Company declared a cash dividend of $2.30 per share payable to shareholders of record on December 16, 2010. The cash dividend, expected to approximate $106 million, will be paid on or before February 14, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended October 30, 2010 (second quarter of fiscal 2011) compared to
Three Months Ended October 31, 2009 (second quarter of fiscal 2010)

Net sales for the second quarter of fiscal 2011 increased 1.0% to $151,127,000 compared to $149,571,000 for the second quarter of fiscal 2010.  The net sales improvement reflects a 2.8% increase in branded carbonated soft drink volume and a 16.8% increase in case volume of the Company’s energy drinks, juices and waters offset in part by a decline in allied branded carbonated soft drink volume.

Gross profit approximated 37.3% of net sales for the second quarter of fiscal 2011 compared to 34.0% of net sales for the second quarter of fiscal 2010.  The gross profit improvement was due primarily to the change in product mix and lower raw material costs.  Cost of goods sold per unit decreased 7.4%.

Selling, general & administrative expenses were $40,510,000 or 26.8% of net sales for the second quarter of fiscal 2011 compared to $37,520,000 or 25.1% of net sales for the second quarter of fiscal 2010.  The increase in expenses was due to higher marketing and distribution expenses.

Other income includes interest income of $53,000 for fiscal 2011 and $55,000 for fiscal 2010.  Also, included in other income (expense) for the second quarter of fiscal 2010 is a loss of $96,000 from the disposal of property and $250,000 from the write-off of other assets.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.6% for the second quarter of fiscal 2011 and fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.

Six Months Ended October 30, 2010 (first six months of fiscal 2011) compared to
Six Months Ended October 31, 2009 (first six months of fiscal 2010)

Net sales for the first six months of fiscal 2011 increased 1.2% to $316,157,000 compared to $312,402,000 for the first six months of fiscal 2010.  The net sales improvement reflects a 12.5% increase in case volume of the Company’s energy drinks, juices and waters offset in part by a decline in allied branded carbonated soft drink volume.

Gross profit approximated 36.3% of net sales for the first six months of fiscal 2011 compared to 32.4% of net sales for the first six months of fiscal 2010.  The gross profit improvement was due primarily to the change in product mix and lower raw material costs.  Cost of goods sold per unit decreased 5.8%.

Selling, general & administrative expenses were $80,239,000 or 25.4% of net sales for the first six months of fiscal 2011 compared to $72,834,000 or 23.3% of net sales for the first six months of fiscal 2010.  The increase in expenses was due to higher marketing and distribution expenses.

Other income includes interest income of $81,000 for fiscal 2011 and $154,000 for fiscal 2010.  Also, included in other income (expense) for the first six months of fiscal 2010 is a loss of $193,000 from the disposal of property and $250,000 from the write-off of other assets.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.6% for the first six months of fiscal 2011 and fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under a credit facility.  We maintain a $50,000,000 unsecured revolving credit facility, of which $2,326,000 was used for standby letters of credit at October 30, 2010.  We believe that existing capital resources, including cash and equivalents aggregating $94,363,000 as of October 30, 2010, will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

On December 6, 2010, the Company declared a cash dividend of $2.30 per share payable to shareholders of record on December 16, 2010. The cash dividend, expected to approximate $106 million, will be paid on or before February 14, 2011.

Cash Flows
The Company’s cash position for the first six months of fiscal 2011 increased $25,797,000 from May 1, 2010, which compares to an increase of $21,062,000 for the same 2010 fiscal period.

Net cash provided by operating activities for the first six months of fiscal 2011 amounted to $29,869,000 compared to $25,229,000 for the same 2010 fiscal period.  For the first six months of fiscal 2011, cash flow was principally generated by net income of $22,260,000, depreciation and amortization aggregating $5,980,000 and a decrease in trade receivables of $6,526,000, offset in part by a decrease in accounts payable of $6,784,000.

Net cash used in investing activities for the first six months of fiscal 2011, principally capital expenditures, amounted to $4,126,000 compared to $4,299,000 for the same 2010 fiscal period.

Financial Position
During the first six months of fiscal 2011, working capital increased $25,083,000 to $117,981,000 due to cash provided by operating activities.  Trade receivables, inventory and accounts payable decreased due to lower volume related to seasonality.  The current ratio was 2.8 to 1 at October 30, 2010 and 2.3 to 1 at May 1, 2010.

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

Date:  December 9, 2010

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