Form 10-Q
period 2011-01-29
NATIONAL BEVERAGE CORP
filed 2011-03-10
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2011

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

The number of shares of registrant’s common stock outstanding as of March 2, 2011 was 46,227,015.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	January 29,	May 1,
	2011	2010
Assets
Current assets:
Cash and equivalents	$97,831	$68,566
Trade receivables - net of allowances of $604 ($509 at May 1)	44,270	53,834
Inventories	33,853	34,672
Deferred income taxes - net	2,315	3,367
Prepaid and other assets	7,453	4,184
Total current assets	185,722	164,623
Property - net	53,321	53,401
Goodwill	13,145	13,145
Intangible assets - net	1,615	1,615
Other assets	6,462	7,575
	$260,265	$240,359
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$35,311	$48,428
Accrued liabilities	23,961	23,170
Income taxes payable	167	127
Dividends payable	106,314	-
Total current liabilities	165,753	71,725
Deferred income taxes - net	15,416	15,597
Other liabilities	11,282	11,465
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares
authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized;
50,258,899 shares issued (50,188,819 shares at May 1)	503	502
Additional paid-in capital	28,901	28,150
Retained earnings	54,120	130,767
Accumulated other comprehensive income	2,140	3
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	67,814	141,572
	$260,265	$240,359

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Net sales	$131,926	$131,462	$448,083	$443,864

Cost of sales	82,396	88,722	283,710	299,804

Gross profit	49,530	42,740	164,373	144,060

Selling, general & administrative expenses	38,013	34,106	118,252	106,940

Interest expense	31	32	82	89

Other income (expense) - net	15	(23)	27	(320)

Income before income taxes	11,501	8,579	46,066	36,711

Provision for income taxes	4,094	3,054	16,399	13,069

Net income	$7,407	$5,525	$29,667	$23,642

Net income per share -
Basic	$.16	$.12	$.64	$.51
Diluted	$.16	$.12	$.64	$.51

Weighted average common shares outstanding -
Basic	46,206	46,080	46,174	46,038
Diluted	46,383	46,307	46,368	46,281

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	January 29,	January 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$29,667	$23,642
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,867	9,852
Deferred income tax benefit	(311)	(481)
Loss on disposal/impairment of property, net	3	732
Stock-based compensation	355	278
Changes in assets and liabilities:
Trade receivables	9,564	8,751
Inventories	819	7,590
Prepaid and other assets	(280)	288
Accounts payable	(13,117)	(9,934)
Accrued and other liabilities	776	388
Net cash provided by operating activities	36,343	41,106

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(7,502)	(5,776)
Proceeds from sale of property, plant and equipment	27	12
Net cash used in investing activities	(7,475)	(5,764)

Cash Flows From Financing Activities:
Common stock cash dividend	-	(62,295)
Proceeds from stock options exercised	189	247
Stock-based tax benefits	208	354
Net cash provided by (used in) financing activities	397	(61,694)

Net Increase (Decrease) in Cash and Equivalents	29,265	(26,352)

Cash and Equivalents - Beginning of Year	68,566	84,140

Cash and Equivalents - End of Period	$97,831	$57,788

Other Cash Flow Information:
Interest paid	$71	$87
Income taxes paid	16,702	13,623

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at January 29, 2011 are comprised of finished goods of $20,388,000 and raw materials of $13,465,000.  Inventories at May 1, 2010 are comprised of finished goods of $21,104,000 and raw materials of $13,568,000.

3.  PROPERTY

Property consists of the following:

	(In thousands)
	January 29, 2011	May 1, 2010
Land	$9,779	$9,779
Buildings and improvements	44,656	44,415
Machinery and equipment	134,671	128,029
Total	189,106	182,223
Less accumulated depreciation	(135,785)	(128,822)
Property – net	$53,321	$53,401

Depreciation expense was $2,430,000 and $7,552,000 for the three-month and nine-month periods ended January 29, 2011, respectively, and $2,781,000 and $8,199,000 for the three-month and nine-month periods ended January 30, 2010, respectively.

4.  DEBT

At January 29, 2011, a subsidiary of the Company maintained a $50,000,000 unsecured revolving credit facility with a bank (the “Credit Facility”).  The Credit Facility expires on April 30, 2013 and borrowings currently bear interest at .3% above LIBOR or, at our election, .5% below the bank’s reference rate.  At January 29, 2011, $2,449,000 of the Credit Facility was used for standby letters of credit and $47,551,000 was available for borrowings.

The Credit Facility requires the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreement), and contains other restrictions, none of which are expected to have a material effect on our operations or financial position.   At January 29, 2011, we were in compliance with all loan covenants and approximately $1,225,000 of retained earnings was restricted from distribution.

5.  STOCK-BASED COMPENSATION

During the nine months ended January 29, 2011, options to purchase 301,250 shares of common stock were granted (weighted average exercise price of $11.35 per share), options to purchase 70,080 shares were exercised (weighted average exercise price of $2.70 per share), and options to purchase 13,560 shares were cancelled (weighted average exercise price of $4.60 per share).  At January 29, 2011, options to purchase 631,730 shares (weighted average exercise price of $7.55 per share) were outstanding and stock-based awards to purchase 2,994,414 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2012.  The financial instruments are designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated other comprehensive income (“AOCI”) and reclassified into earnings through Cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedges was immaterial.  The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedge for the third quarter and nine months ended January 29, 2011 and January 30, 2010:

	(In thousands)
	Third Quarter Ended		Nine Months Ended
	2011	2010	2011	2010
Recognized in AOCI:
Gain (loss) before income taxes	$1,627	$(1,668)	$2,059	$(1,071)
Less income tax provision (benefit)	579	(594)	733	(381)
Net	$1,048	$(1,074)	$1,326	$(690)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$133	$284	$(1,260)	$390
Less income tax provision (benefit)	47	101	(449)	139
Net	$86	$183	$(811)	$251
Net change to AOCI	$962	$(1,257)	$2,137	$(941)

As of January 29, 2011, the notional amount of our outstanding aluminum swap contracts was $22,094,000 and, assuming no change in the commodity prices, $2,990,000 of unrealized net gain (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 7.

As of January 29, 2011 and May 1, 2010, the fair value of the derivative asset was $3,323,000 and $4,000, respectively, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

7.  COMPREHENSIVE INCOME

Comprehensive income for the third quarter and nine months ended January 29, 2011 and January 30, 2010 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 6 above) as follows:

	(In thousands)
	Third Quarter Ended		Nine Months Ended
	2011	2010	2011	2010
Net income	$7,407	$5,525	$29,667	$23,642
Cash flow hedges, net of tax	962	(1,257)	2,137	(941)
Comprehensive income	$8,369	$4,268	$31,804	$22,701

8.  CASH DIVIDENDS

On December 6, 2010, the Company declared a special cash dividend of $2.30 per share, aggregating $106,314,000, payable to shareholders of record on December 16, 2010.  The cash dividend was paid on February 14, 2011; approximately $10,000,000 was funded by borrowings under a credit facility.  The cash dividend is reported as a current liability in the accompanying Condensed Consolidated Balance Sheets.

On January 22, 2010, the Company paid a special cash dividend of $1.35 per share, aggregating $62,295,000, to shareholders of record on January 6, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended January 29, 2011 (third quarter of fiscal 2011) compared to
Three Months Ended January 30, 2010 (third quarter of fiscal 2010)

Net sales for the third quarter of fiscal 2011 increased .4% to $131,926,000 compared to $131,462,000 for the third quarter of fiscal 2010.  The net sales improvement reflects a 3.9% increase in unit pricing largely due to favorable product mix changes.  The product mix improvement included a 13.9% increase in the case volume of the Company’s energy drinks, juices and waters which was offset by a decline in carbonated soft drink volume, resulting in a 1.8% decrease in total branded volume.

Gross profit approximated 37.5% of net sales for the third quarter of fiscal 2011 compared to 32.5% of net sales for the third quarter of fiscal 2010.  The gross profit improvement was due primarily to the change in product mix and lower raw material costs.  Cost of goods sold per unit decreased 3.8%.

Selling, general & administrative expenses were $38,013,000 or 28.8% of net sales for the third quarter of fiscal 2011 compared to $34,106,000 or 25.9% of net sales for the third quarter of fiscal 2010.  The increase in expenses was due to higher marketing and distribution expenses.

Other income includes interest income of $39,000 for fiscal 2011 and $44,000 for fiscal 2010.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.6% for the third quarter of fiscal 2011 and fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.

Nine Months Ended January 29, 2011 (first nine months of fiscal 2011) compared to
Nine Months Ended January 30, 2010 (first nine months of fiscal 2010)

Net sales for the first nine months of fiscal 2011 increased 1.0% to $448,083,000 compared to $443,864,000 for the first nine months of fiscal 2010.  The net sales improvement reflects a 12.9% increase in case volume of the Company’s energy drinks, juices and waters which was partially offset by a decline in branded carbonated soft drink volume, resulting in a 1.5% increase in total branded volume.  In addition, unit pricing increased 1.1% largely due to favorable product mix changes.

Gross profit approximated 36.7% of net sales for the first nine months of fiscal 2011 compared to 32.5% of net sales for the first nine months of fiscal 2010.  The gross profit improvement was due primarily to the change in product mix and lower raw material costs.  Cost of goods sold per unit decreased 5.2%.

Selling, general & administrative expenses were $118,252,000 or 26.4% of net sales for the first nine months of fiscal 2011 compared to $106,940,000 or 24.1% of net sales for the first nine months of fiscal 2010.  The increase in expenses was due to higher marketing and distribution expenses.

Other income includes interest income of $120,000 for fiscal 2011 and $198,000 for fiscal 2010.  Also, included in other income (expense) for the first nine months of fiscal 2010 is a loss of $232,000 from the disposal of property and $250,000 from the write-off of other assets.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.6% for the first nine months of fiscal 2011 and fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the combined effect of state income taxes, nondeductible expenses and nontaxable interest income.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings under a credit facility.  We maintain a $50,000,000 unsecured revolving credit facility, of which $2,449,000 was used for standby letters of credit at January 29, 2011.  We believe that existing capital resources, including cash and equivalents aggregating $97,831,000 as of January 29, 2011, will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

On December 6, 2010, the Company declared a special cash dividend of $2.30 per share, aggregating $106,314,000, payable to shareholders of record on December 16, 2010.  The cash dividend was paid on February 14, 2011; approximately $10,000,000 was funded by borrowings under a credit facility.

Cash Flows
The Company’s cash position for the first nine months of fiscal 2011 increased $29,265,000 from May 1, 2010, which compares to a decrease of $26,352,000 for the similar 2010 period.

Net cash provided by operating activities for the first nine months of fiscal 2011 amounted to $36,343,000 compared to $41,106,000 for the similar 2010 fiscal period.  For the first nine months of fiscal 2011, cash flow was principally generated by net income of $29,667,000, depreciation and amortization aggregating $8,867,000 and a decrease in trade receivables of $9,564,000, offset in part by a decrease in accounts payable of $13,117,000.

Net cash used in investing activities for the first nine months of fiscal 2011, principally capital expenditures, amounted to $7,475,000 compared to $5,764,000 for the similar 2010 fiscal period.

Net cash used in financing activities for the first nine months of fiscal 2010 included a $62,295,000 special cash dividend paid in January 2010.

Financial Position
During the first nine months of fiscal 2011, working capital decreased $72,929,000 to $19,969,000 due to the recognition of the $106,314,000 cash dividend declared in December 2010.  Trade receivables, inventory and accounts payable decreased due to lower volume related to seasonality, while prepaid and other assets increased due to an increase in derivative assets.  The current ratio was 1.1 to 1 at January 29, 2011 and 2.3 to 1 at May 1, 2010.  This decline was largely attributable to the effect of the cash dividend payable.

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

Date:  March 10, 2011
National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement between NEWBEVCO, INC. and COMERICA BANK dated as of June 30, 2008
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