Form 10-K
period 2011-04-30
NATIONAL BEVERAGE CORP
filed 2011-07-14
CIK 69891

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2011
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ( )   No  (X)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ( )  No (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)   No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ( )   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer (  )  Accelerated filer (X)  Non-accelerated filer (  )  Smaller reporting company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ( )  No (X)

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 29, 2010 was approximately $160.4 million.

The number of shares of Registrant’s common stock outstanding as of July 5, 2011 was 46,229,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of Form 10-K.

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

We utilize various means to maintain and strengthen our position as a cost-effective producer of beverage products.  These include centralized purchasing of raw materials, vertical integration of the manufacturing process, close proximity to customer distribution centers, regionally targeted media promotions and the use of multiple distribution systems.  We believe the strength of our brands and location of our manufacturing facilities distinguish us as a national supplier of beverages to national and regional retailers, mass merchandisers, wholesalers and discount stores.

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broad demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles and appealing to the “quality-value” expectations of the family consumer.  We believe the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local markets.

PRODUCTS

Shasta and Faygo, our traditional soft drink brands that emphasize flavor variety and innovation, have been manufactured and marketed throughout the United States for a combined period of over 200 years.  Established more than 120 years ago and distributed nationally, Shasta is the largest of National Beverage’s brands and includes multiple flavors of carbonated soft drinks as well as various water products.  Established over 100 years ago, Faygo products are primarily distributed east of the Mississippi River and include a multi-flavored product line.  We also produce and market other brands of soft drinks, juices, waters and other beverages, including Ritz®, Big Shot®, Everfresh, Mr. Pure, LaCroix, Crystal Bay, Ohana, Rip It, Mega Sport® and ÀSanté.

Our “fantasy of flavors” strategy emphasizes distinctively flavored soft drinks, energy drinks, juices and other specialty beverages.  Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume.  We continue to emphasize expanding our beverage portfolio beyond traditional carbonated soft drinks through new product development inspired by “lifestyle enhancement” trends, innovative package enhancements and the development of products designed to provide functional benefits to the consumer.  Such products include our lines of energy drinks and vitamin-enhanced waters.  We intend to expand our product offerings through in-house development and acquisitions, to further our strategy within the evolving “functional” category geared toward consumer health and wellness.

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

We distribute our products to the convenience channel through our own direct-store delivery fleet and those of independent distributors.  The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts.  Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution.  These include development of products specifically targeted to this market, such as ClearFruit, Crystal Bay, Rip It and ÀSanté.  Additionally, we have created proprietary and specialized packaging with distinctive graphics for these products.

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, airlines, hotels and food-service wholesalers.  Also, our Company-owned direct-store delivery fleet distributes products to certain schools and other institutions.

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands.  We provide vending machines and coolers on a placement or purchase basis to our customers.  We believe vending and cooler equipment increases beverage sales, enhances brand awareness and develops brand loyalty.

SALES AND MARKETING

We sell and market our products through an internal sales force as well as select broker networks.  Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines.  We believe this focus allows our sales group to provide high level, responsive service and support to our customers and markets.

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

Our “regional share dynamics” strategy emphasizes the acquisition and support of brands that have significant regional presence.  We believe our brands enjoy a regional identification that foster long-term consumer loyalty and make them less vulnerable to brand substitution.  In addition, “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities and other local events.

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

EMPLOYEES

As of April 30, 2011, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements.  We believe that relations with employees are generally good.

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

Governmental regulation.  Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products.  In addition, various governmental agencies have considered imposing taxes on soft drinks and other sugar-sweetened beverages, including those sweetened with high fructose corn syrup.  New laws or regulations or changes in existing laws or regulations could negatively affect our financial results through lower sales or higher operating costs.

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

ITEM 4.                  [REMOVED AND RESERVED]

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.  The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 30, 2011		May 1, 2010
	High	Low	High	Low
First Quarter	$14.41	$10.77	$11.64	$9.25
Second Quarter	$15.23	$12.32	$12.00	$9.55
Third Quarter	$15.45	$12.44	$14.50	$10.37
Fourth Quarter	$14.69	$12.30	$11.82	$10.75

At July 5, 2011, there were approximately 4,300 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends of $106,314,000 ($2.30 per share) on February 14, 2011 and $62,295,000 ($1.35 per share) on January 22, 2010.  See Note 4 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock of which 502,060 shares have been purchased.  There were no shares purchased during the last three fiscal years.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 29, 2006, assuming reinvestment of dividends, in (i) our Common Stock, (ii) the NASDAQ Composite Index and (iii) a company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation.  On October 2, 2010, the North American operations of Coca-Cola Enterprises Inc. were acquired by The Coca-Cola Company; therefore, Coca-Cola Enterprises is no longer included in the company-constructed peer group.

	4/29/06	4/28/07	5/3/08	5/2/09	5/1/10	4/30/11
National Beverage Corp.	$100.00	$102.54	$67.53	$87.83	$107.64	$151.24
NASDAQ Composite	100.00	111.24	107.01	75.98	109.83	129.57
Peer Group	100.00	111.04	42.48	43.30	71.01	82.86

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 8 of this report.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 30,	May 1,	May 2,	May 3,	April 28,
	2011	2010	2009	2008 (1)	2007
SUMMARY OF OPERATIONS:
Net sales	$600,193	$593,465	$575,177	$566,001	$539,030
Cost of sales	381,539	396,450	405,322	393,420	365,793
Gross profit	218,654	197,015	169,855	172,581	173,237
Selling, general and administrative expenses	155,885	145,159	131,918	138,447	137,212
Interest expense	99	120	107	109	106
Other income (expense) - net	(20)	(351)	967	1,053	2,587
Income before income taxes	62,650	51,385	38,797	35,078	38,506
Provision for income taxes	21,896	18,532	14,055	12,598	13,824
Net income	$40,754	$32,853	$24,742	$22,480	$24,682

PER SHARE DATA:
Basic net income (2)	$.88	$.71	$.54	$.49	$.54
Diluted net income (2)	.88	.71	.54	.49	.54
Closing stock price (2)	13.92	11.60	10.47	8.05	13.13
Cash dividends paid (3)	2.30	1.35	-	.80	-

BALANCE SHEET DATA:
Cash and equivalents (3)	$7,372	$68,566	$84,140	$51,497	$65,579
Working capital (3)	30,930	92,898	117,840	89,396	97,684
Property, plant and equipment - net	55,337	53,401	56,141	57,639	57,369
Total assets (3)	182,810	240,359	265,682	239,122	257,632
Deferred income tax liability	14,548	15,597	16,517	16,624	15,217
Shareholders' equity (3)	80,336	141,572	170,012	144,625	157,361
Cash dividends paid (3)	106,314	62,295	-	36,711	-

(1) Fiscal 2008 consisted of 53 weeks.
(2)   Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  Net income per share and the closing stock price have been adjusted for the 20% stock dividend distributed on June 22, 2007.

(3)   The Company paid special cash dividends of $106,314,000 ($2.30 per share), $62,295,000 ($1.35 per share) and $36,711,000 ($.80 per share) on February 14, 2011, January 22, 2010 and August 17, 2007, respectively.

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

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broad demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles and appealing to the “quality-value” expectations of the family consumer.  We believe the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local markets.

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

RESULTS OF OPERATIONS

Net Sales
Net sales for the fiscal year ended April 30, 2011 (“Fiscal 2011”) increased 1.1% to $600,193,000 as compared to $593,465,000 for the fiscal year ended May 1, 2010 (“Fiscal 2010”).  The sales improvement is due to case volume growth of 13.2% for our premium brand portfolio, and a 1.2% increase in unit pricing resulting from favorable product mix changes.  This sales improvement was partially offset by a 2.1% volume decline for branded carbonated soft drinks due to weak demand in certain regional markets.

Net sales for the fiscal year ended May 1, 2010 increased 3.2% to $593,465,000 as compared to $575,177,000 for the fiscal year ended May 2, 2009 (“Fiscal 2009”).  The net sales increase reflects case volume growth of 1.2% for our energy drinks, juices and waters and 5.1% for branded carbonated soft drinks.  In addition, unit pricing increased .9% largely due to favorable product mix changes.  This improvement was partially offset by a decline in allied branded volume.

Gross Profit
Gross profit approximated 36.4% of net sales for Fiscal 2011, which represents a 3.2% margin improvement over Fiscal 2010.  This gross margin improvement is primarily due to favorable changes in brand and package mix.  Cost of sales decreased 3.7% on a per case basis.

Gross profit approximated 33.2% of net sales for Fiscal 2010 and 29.5% of net sales for Fiscal 2009.  The gross margin improvement was due to higher sales volume, favorable changes in product mix and lower raw material costs.  Cost of sales decreased 4.4% on a per case basis.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies.  However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.  See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $155,885,000 or 26.0% of net sales for Fiscal 2011 compared to $145,159,000 or 24.5% of net sales for Fiscal 2010.  The increase in expenses was primarily due to additional investment in expanded distribution, including expanded marketing and selling programs.  Marketing costs reflect increased cooperative advertising programs with customers and increased brand support expenditures.

Selling, general and administrative expenses were $145,159,000 or 24.5% of net sales for Fiscal 2010 compared to $131,918,000 or 22.9% of net sales for Fiscal 2009.  The increase in expenses was primarily due to higher marketing and administrative costs.  Marketing costs reflect increased cooperative advertising programs with customers and increased brand support expenditures.

Interest Expense and Other Income-Net
Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit.  Other income includes interest income of $140,000 for Fiscal 2011, $229,000 for Fiscal 2010 and $865,000 for Fiscal 2009.  The decline in interest income for Fiscal 2011 and Fiscal 2010 was primarily due to lower investment yields.  Other income for Fiscal 2009 includes a gain of $728,000 related to a legal settlement concerning certain leased property.  See Note 7 of Notes to Consolidated Financial Statements.

Income Taxes
Our effective tax rate was approximately 34.9% for Fiscal 2011, 36.1% for Fiscal 2010 and 36.2% for Fiscal 2009.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of the manufacturing deduction and state income taxes.  See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  The Company maintains a $50,000,000 unsecured revolving credit facility of which $2,639,000 was utilized for standby letters of credit at April 30, 2011.  On July 8, 2011, we entered into an additional revolving credit facility which increased our total credit availability to $75,000,000.  We believe that existing capital resources will be sufficient to meet our capital requirements for the foreseeable future.  See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities.  Expenditures for property, plant and equipment amounted to $11,389,000 for Fiscal 2011; there were no material capital expenditure commitments at April 30, 2011.

The Company paid special cash dividends of $106,314,000 ($2.30 per share) on February 14, 2011 and $62,295,000 ($1.35 per share) on January 22, 2010.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $6,002,000 for Fiscal 2011, $5,935,000 for Fiscal 2010 and $5,752,000 for Fiscal 2009.  At April 30, 2011, management fees payable to CMA were $1,519,000.  See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows
During Fiscal 2011 and Fiscal 2010, cash flow was significantly impacted by the payment of two special cash dividends aggregating $168,609,000.

During Fiscal 2011, $55,302,000 was provided by operating activities, offset by $11,312,000 used in investing activities and a special cash dividend payment of $106,314,000.  Cash provided by operating activities increased $917,000 primarily due to higher earnings and cash used in investing activities increased $2,998,000 due to expanded capital investments.

During Fiscal 2010, $54,385,000 was provided by operating activities, which was offset by $8,314,000 used in investing activities and $61,645,000 used in financing activities.  Cash provided by operating activities increased $18,556,000 primarily due to higher earnings.  Cash used in investing activities increased $4,823,000 due to changes in net marketable securities transactions and higher capital expenditures.  Cash used in financing activities includes a special cash dividend payment of $62,295,000.

Financial Position
During Fiscal 2011, our working capital decreased $61,968,000 to $30,930,000 due to the special cash dividend paid in February 2011.  Inventory decreased $1,319,000 due to reduced inventory quantities.  Prepaid and other assets increased $4,219,000 primarily due to an increase in derivative assets.  See Note 6 of Notes to Consolidated Financial Statements.  At April 30, 2011, the current ratio was 1.4 to 1, as compared to 2.3 to 1 at May 1, 2010.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 30, 2011 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$17,202	$4,842	$4,946	$3,376	$4,038
Purchase commitments	77,571	49,874	27,697	-	-
Total	$94,773	$54,716	$32,643	$3,376	$4,038

We have guaranteed the residual value of certain leased equipment in the amount of $11,300,000. If the proceeds from sale of such equipment are less than the balance required by the lease when the lease terminates in July 2012, the Company shall be required to pay the difference up to such guaranteed amount.

We contribute to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan.  Contributions were $2,534,000 for Fiscal 2011, $2,309,000 for Fiscal 2010 and $2,304,000 for Fiscal 2009.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures.  Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.  Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for the specific periods indicated in the table above.  In connection with our self-insurance programs, we have standby letters of credit aggregating $2,639,000, which expire in fiscal 2012.  We expect to renew these standby letters of credit.

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

Interest Rates
We had no debt-related interest rate exposure during Fiscal 2011.  Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market investments, the yields of which fluctuate based largely on short-term Treasury rates.

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies.  These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders.  Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unseasonably cold or wet weather conditions and other factors referenced in this Form 10-K.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,	May 1,
	2011	2010
Assets
Current assets:
Cash and equivalents	$7,372	$68,566
Trade receivables - net of allowances of $452 (2011) and $509 (2010)	55,912	53,834
Inventories	33,353	34,672
Deferred income taxes - net	1,493	3,367
Prepaid and other assets	8,403	4,184
Total current assets	106,533	164,623
Property, plant and equipment - net	55,337	53,401
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	6,180	7,575
	$182,810	$240,359

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$49,257	$48,428
Accrued liabilities	26,214	23,170
Income taxes payable	132	127
Total current liabilities	75,603	71,725
Deferred income taxes - net	14,548	15,597
Other liabilities	12,323	11,465
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000
shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized;
50,262,139 shares (2011) and 50,188,819 shares (2010) issued	503	502
Additional paid-in capital	29,725	28,150
Retained earnings	65,207	130,767
Accumulated other comprehensive income	2,751	3
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	80,336	141,572
	$182,810	$240,359

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009

Net sales	$600,193	$593,465	$575,177

Cost of sales	381,539	396,450	405,322

Gross profit	218,654	197,015	169,855

Selling, general and administrative expenses	155,885	145,159	131,918

Interest expense	99	120	107

Other income (expense) - net	(20)	(351)	967

Income before income taxes	62,650	51,385	38,797

Provision for income taxes	21,896	18,532	14,055

Net income	$40,754	$32,853	$24,742

Net income per share:
Basic	$.88	$.71	$.54
Diluted	$.88	$.71	$.54

Weighted average common shares outstanding:
Basic	46,188	46,065	45,999
Diluted	46,373	46,294	46,191

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Number of Common Shares Issued
Beginning of year	50,189	50,045	49,982
Stock options exercised	73	144	63
End of year	50,262	50,189	50,045

Preferred Stock
Beginning and end of year	$150	$150	$150
Common Stock
Beginning of year	502	500	500
Stock options exercised	1	2	-
End of year	503	502	500
Additional Paid-In Capital
Beginning of year	28,150	27,153	26,508
Stock options exercised	208	264	245
Stock-based compensation	446	349	340
Stock-based tax benefits	921	384	60
End of year	29,725	28,150	27,153
Retained Earnings
Beginning of year	130,767	160,209	135,467
Net income	40,754	32,853	24,742
Cash dividends	(106,314)	(62,295)	-
End of year	65,207	130,767	160,209
Accumulated Other Comprehensive Income
Beginning of year	3	-	-
Cash flow hedges	2,748	3	-
End of year	2,751	3	-
Treasury Stock - Preferred
Beginning and end of year	(5,100)	(5,100)	(5,100)
Treasury Stock - Common
Beginning and end of year	(12,900)	(12,900)	(12,900)
Total Shareholders' Equity	$80,336	$141,572	$170,012

Comprehensive Income
Net income	$40,754	$32,853	$24,742
Cash flow hedges	2,748	3	-
Comprehensive income	$43,502	$32,856	$24,742

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2011	2010	2009
Operating Activities:
Net income	$40,754	$32,853	$24,742
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,356	12,350	11,782
Deferred income tax benefit	(694)	(1,026)	(474)
Loss on disposal of property, net	82	791	363
Stock-based compensation	446	349	340
Changes in assets and liabilities:
Trade receivables	(2,078)	(99)	(4,549)
Inventories	1,319	4,940	(858)
Prepaid and other assets	(1,215)	8	2,774
Accounts payable	829	423	(1,798)
Accrued and other liabilities	4,503	3,796	3,507
Net cash provided by operating activities	55,302	54,385	35,829

Investing Activities:
Marketable securities purchased	-	-	(109,450)
Marketable securities sold	-	-	112,450
Additions to property, plant and equipment	(11,389)	(8,349)	(6,658)
Proceeds from sale of property, plant and equipment	77	35	167
Net cash used in investing activities	(11,312)	(8,314)	(3,491)

Financing Activities:
Common stock cash dividend	(106,314)	(62,295)	-
Proceeds from stock options exercised	209	266	245
Stock-based tax benefits	921	384	60
Net cash provided by (used in) financing activities	(105,184)	(61,645)	305

Net (Decrease) Increase in Cash and Equivalents	(61,194)	(15,574)	32,643

Cash and Equivalents - Beginning of Year	68,566	84,140	51,497

Cash and Equivalents - End of Year	$7,372	$68,566	$84,140

Other Cash Flow Information:
Interest paid	$101	$124	$107
Income taxes paid	20,816	18,541	11,114

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

Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years.  Fiscal 2011, Fiscal 2010 and Fiscal 2009 consisted of 52 weeks.

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

Intangible Assets
Intangible assets as of April 30, 2011 and May 1, 2010 consisted of non-amortizable trademarks.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at April 30, 2011 are comprised of finished goods of $20,215,000 and raw materials of $13,138,000.  Inventories at May 1, 2010 are comprised of finished goods of $21,104,000 and raw materials of $13,568,000.

Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers.  Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place.  Marketing costs, which are included in selling, general and administrative expenses, totaled $52,926,000 in Fiscal 2011, $44,749,000 in Fiscal 2010 and $34,860,000 in Fiscal 2009.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated in a similar manner, but includes the dilutive effect of stock options, which amounted to 185,000 shares in Fiscal 2011, 229,000 shares in Fiscal 2010 and 192,000 shares in Fiscal 2009.  Options to purchase 291,000 shares in Fiscal 2011, 18,000 shares in Fiscal 2010 and 33,000 shares in Fiscal 2009 were not included in the calculation of diluted net income per share because these options were antidilutive.

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

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income.  Such costs aggregated $45,071,000 in Fiscal 2011, $43,004,000 in Fiscal 2010 and $44,096,000 in Fiscal 2009.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	(In thousands)
	Fiscal 2011	Fiscal 2010	Fiscal 2009
Balance at beginning of year	$509	$445	$266
Net charge to expense	67	340	221
Net charge-off	(124)	(276)	(42)
Balance at end of year	$452	$509	$445

As of April 30, 2011 and May 1, 2010, we did not have any customer that comprised more than 10% of trade receivables.  No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2011 and May 1, 2010 consisted of the following:

	(In thousands)
	2011	2010
Land	$9,779	$9,779
Buildings and improvements	47,374	44,415
Machinery and equipment	132,709	128,029
Total	189,862	182,223
Less accumulated depreciation	(134,525)	(128,822)
Property, plant and equipment – net	$55,337	$53,401

Depreciation expense was $9,294,000 for Fiscal 2011, $10,263,000 for Fiscal 2010 and $9,456,000 for Fiscal 2009.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3.	ACCRUED LIABILITIES

Accrued liabilities as of April 30, 2011 and May 1, 2010 consisted of the following:

	(In thousands)
	2011	2010
Accrued compensation	$9,862	$8,192
Accrued promotions	7,130	7,324
Accrued insurance	2,078	2,388
Other	7,144	5,266
Total	$26,214	$23,170

4.	DEBT

At April 30, 2011, a subsidiary of the Company maintained a $50,000,000 unsecured revolving credit facility with a bank (the “Credit Facility”).  The Credit Facility expires on April 30, 2013 and, currently, any borrowings would bear interest at .3% above LIBOR or, at our election, .5% below the bank’s reference rate.  At April 30, 2011, $2,639,000 of the Credit Facility was used for standby letters of credit and $47,361,000 was available for borrowings.

The Credit Facility requires the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreement), and contains other restrictions, none of which are expected to have a material effect on our operations or financial position.  At April 30, 2011, we were in compliance with all loan covenants and approximately $1,320,000 of retained earnings was restricted from distribution.

On July 8, 2011, the subsidiary entered into an additional $25,000,000 unsecured revolving credit facility with a bank which expires on July 8, 2013 and contains similar financial covenants.

5.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid special cash dividends of $106,314,000 ($2.30 per share) on February 14, 2011 and $62,295,000 ($1.35 per share) on January 22, 2010.

In January 1998, the Board of Directors authorized the purchase of up to 800,000 shares of National Beverage common stock, of which 502,060 shares have been purchased.  There were no shares purchased during the three fiscal years ended April 30, 2011.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer.  Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction.  CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image.  In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company.  The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA.  No incentive compensation has been paid from the inception of the agreement through Fiscal 2011. We incurred management fees to CMA of $6,002,000 for Fiscal 2011, $5,935,000 for Fiscal 2010 and $5,752,000 for Fiscal 2009.  Included in accounts payable at April 30, 2011 and May 1, 2010 were amounts due CMA of $1,519,000 and $2,823,000, respectively.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2012.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2011 and Fiscal 2010:

	(In thousands)
	Fiscal	Fiscal
	2011	2010
Recognized in AOCI-
Gain before income taxes	$3,650	$603
Less income tax provision	1,299	214
Net	2,351	389
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(617)	599
Less income tax (benefit) provision	(220)	213
Net	(397)	386
Net change to AOCI	$2,748	$3

As of April 30, 2011, the notional amount of our outstanding aluminum swap contracts was $15,302,000 and, assuming no change in the commodity prices, $4,069,000 of unrealized net gain (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Note 1.

As of April 30, 2011 and May 1, 2010, the fair value of derivative assets was $4,271,000 and $4,000, respectively, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.  OTHER (EXPENSE) INCOME

Other (expense) income consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Interest income	$140	$229	$865
Gain on legal settlement	-	-	728
Loss on disposal of property, net	(82)	(291)	(363)
Other (expense), net	(78)	(289)	(263)
Total	$(20)	$(351)	$967

8.  INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Current	$22,590	$19,558	$14,529
Deferred	(694)	(1,026)	(474)
Total	$21,896	$18,532	$14,055

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.  Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.  Deferred tax assets and liabilities as of April 30, 2011 and May 1, 2010 consisted of the following:

	(In thousands)
	2011	2010
Deferred tax assets:
Accrued expenses and other	$4,893	$4,995
Inventory and amortizable assets	497	490
Total deferred tax assets	5,390	5,485
Deferred tax liabilities:
Property	16,889	17,704
Intangibles and other	1,556	11
Total deferred tax liabilities	18,445	17,715
Net deferred tax liabilities	$13,055	$12,230
Current deferred tax assets – net	$1,493	$3,367
Noncurrent deferred tax liabilities – net	$14,548	$15,597

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.8	2.4
Manufacturing deduction benefit	(3.0)	(2.0)	(2.0)
Other differences	.5	.3	.8
Effective income tax rate	34.9%	36.1%	36.2%

As of April 30, 2011, the gross amount of unrecognized tax benefits was $4,687,000, of which approximately $448,000 was recognized as tax expense in Fiscal 2011.  If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $3,700,000.  A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in “Other liabilities” in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Beginning balance	$3,997	$3,662	$3,166
Increases due to current period tax positions	857	391	533
Decreases due to lapse of statute of limitations	(167)	(56)	(37)
Ending balance	$4,687	$3,997	$3,662

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 30, 2011, unrecognized tax benefits included accrued interest of $560,000, of which approximately $59,000 was recognized as tax expense in Fiscal 2011.

We file annual income tax returns in the United States and in various state and local jurisdictions.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome.  We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances.  The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution.  Federal income tax returns for fiscal years subsequent to 2006 are subject to examination.  Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2006.

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

The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 1,800,000 shares of common stock.  Options may be granted for such consideration as determined by the Board of Directors.  The vesting schedule and exercise price of these options are tied to the recipient’s ownership level of Common Stock and the terms generally allow for the reduction in exercise price upon each vesting period. The Board of Directors also authorized the issuance of options to purchase up to 50,000 shares of common stock to be issued at the direction of the Chairman.

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

Stock options granted in Fiscal 2011 and Fiscal 2010 were 301,500 shares and 3,000 shares, respectively.  There were no stock options or other stock-based awards granted in Fiscal 2009.  The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 7.5 years for Fiscal 2011 and 8.0 years for Fiscal 2010; weighted average expected volatility of 48.6% for Fiscal 2011 and 52.2% for Fiscal 2010; weighted average risk free interest rates of 2.8% for Fiscal 2011 and 3.4% for Fiscal 2010; and expected dividend yield of 4.3% for Fiscal 2011 and 4% for Fiscal 2010.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.  Forfeitures were estimated based on historical experience.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a summary of stock option activity for Fiscal 2011:

	Number of Shares	Price(a)
Options outstanding, beginning of year	414,120	$3.96
Granted	301,500	11.34
Exercised	(73,320)	2.86
Cancelled	(40,680)	7.30
Options outstanding, end of year	601,620	7.51
Options exercisable, end of year	230,517	3.88
_______________________________
(a) Weighted average exercise price.

Stock-based compensation expense was $446,000 for Fiscal 2011, $349,000 for Fiscal 2010 and $340,000 for Fiscal 2009.  The total fair value of shares vested was $135,000 for Fiscal 2011, $402,000 for Fiscal 2010 and $304,000 for Fiscal 2009.  The total intrinsic value for stock options exercised was $799,000 for Fiscal 2011, $1,498,000 for Fiscal 2010 and $217,000 for Fiscal 2009.  Net cash proceeds from the exercise of stock options were $209,000 for Fiscal 2011, $266,000 for Fiscal 2010 and $245,000 for Fiscal 2009.  Stock based income tax benefits aggregated $921,000 for Fiscal 2011, $384,000 for Fiscal 2010 and $60,000 for Fiscal 2009.  The weighted average fair value for stock options granted was $6.35 for Fiscal 2011 and $7.43 for Fiscal 2010.

As of April 30, 2011, unrecognized compensation expense related to the unvested portion of our stock options was $1,834,000, which is expected to be recognized over a weighted average period of 4.7 years.  The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 30, 2011 was 4.9 years and $3,854,000, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 30, 2011 was 3.6 years and $2,314,000, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock.  As of April 30, 2011, no shares have been issued under the plan.

10.  COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2020.  Certain of these leases contain scheduled rent increases and/or renewal options.  Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term.  Rent expense under operating lease agreements totaled approximately $9,952,000 for Fiscal 2011, $8,920,000 for Fiscal 2010 and $7,679,000 for Fiscal 2009.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Our minimum lease payments under non-cancelable operating leases as of April 30, 2011 were as follows:

(In thousands)
Fiscal 2012	$4,842
Fiscal 2013	2,911
Fiscal 2014	2,035
Fiscal 2015	1,807
Fiscal 2016	1,569
Thereafter	4,038
Total minimum lease payments	$17,202

We have guaranteed the residual value of certain leased equipment in the amount of $11,300,000.   If the proceeds from sale of such equipment are less than the balance required by the lease when the lease terminates in July 2012, the Company shall be required to pay the difference up to such guaranteed amount.

The Company contributes to certain pension plans under collective bargaining agreements based on hours worked and to a discretionary profit sharing plan.  Contributions were $2,534,000 for Fiscal 2011, $2,309,000 for Fiscal 2010 and $2,304,000 for Fiscal 2009.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities.  As of April 30, 2011, we had purchase commitments for raw materials of $49,874,000 for Fiscal 2012 and $27,697,000 for Fiscal 2013.

From time to time, we are a party to various litigation matters arising in the ordinary course of business.  We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net sales	$165,030	$151,127	$131,926	$152,110
Gross profit	58,488	56,355	49,530	54,281
Net income	12,053	10,207	7,407	11,087
Net income per share – basic	$.26	$.22	$.16	$.24
Net income per share – diluted	$.26	$.22	$.16	$.24

Fiscal 2010
Net sales	$162,831	$149,571	$131,462	$149,601
Gross profit	50,523	50,797	42,740	52,955
Net income	9,793	8,324	5,525	9,211
Net income per share – basic	$.21	$.18	$.12	$.20
Net income per share – diluted	$.21	$.18	$.12	$.20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of April 30, 2011 and May 1, 2010 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2011.  We also have audited National Beverage Corp.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 30, 2011 and May 1, 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey & Pullen, LLP
Fort Lauderdale, Florida
July 14, 2011

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2011.

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

Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 30, 2011.

Name	Age	Position with Company

Nick A. Caporella(1)	75	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	51	President

Edward F. Knecht(3)	76	Executive Vice President - Procurement

George R. Bracken(4)	66	Senior Vice President – Finance

Dean A. McCoy(5)	54	Senior Vice President and Chief Accounting Officer
_______________________________
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

(3)
Mr. Edward F. Knecht was named Executive Vice President – Procurement in August 2005 and, prior to that date, served as President of Shasta Sweetener Corp., a wholly-owned subsidiary of the Company, since May 1998.  Mr. Knecht retired on May 11, 2011.

(4)
Mr. George R. Bracken was named Senior Vice President - Finance in October 2000 and, prior to that date, served as Vice President and Treasurer since October 1996.  Since 1992, Mr. Bracken’s services have been provided to the Company by Corporate Management Advisors, Inc.

(5)
Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President - Controller since October 2000.  Prior to October 2000, he served as Vice President - Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors.  Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	18
		Consolidated Statements of Income	19
		Consolidated Statements of Shareholders’ Equity	20
		Consolidated Statements of Cash Flows	21
		Notes to Consolidated Financial Statements	22
		Report of Independent Registered Public Accounting Firm	34
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

Date: July 14, 2011	By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2011.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and	Director
Chief Executive Officer

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.
George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President – Finance	Director
(Principal Financial Officer)

/s/ Dean A. McCoy	/s/ Stanley M. Sheridan
Dean A. McCoy	Stanley M. Sheridan
Senior Vice President and	Director
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(2) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(2) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(2) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(3) *

10.6	National Beverage Corp. Special Stock Option Plan(4) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan (5) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(5) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(6)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(7) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(7) *

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(8)

21.1	Subsidiaries of Registrant(8)

23.1	Consent of Independent Registered Public Accounting Firm(8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

EXHIBIT INDEX
(continued)

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

_________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(2)
Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(8)	Filed herewith.