Form 10-Q
period 2011-07-30
NATIONAL BEVERAGE CORP
filed 2011-09-08
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324
(Address of principal executive offices including zip code)

 (954) 581-0922
 (Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (✓)  No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes (✓)  No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer (  )  Accelerated filer (✓)  Non-accelerated filer (  )  Smaller reporting company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No (✓)

The number of shares of registrant’s common stock outstanding as of September 2, 2011 was 46,270,655.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	July 30,	April 30,
	2011	2011
Assets
Current assets:
Cash and equivalents	$20,523	$7,372
Trade receivables - net of allowances of $497 ($452 at April 30)	57,376	55,912
Inventories	39,736	33,353
Deferred income taxes - net	2,127	1,493
Prepaid and other assets	6,444	8,403
Total current assets	126,206	106,533
Property, plant and equipment - net	54,968	55,337
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,862	6,180
	$201,796	$182,810
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$52,309	$49,257
Accrued liabilities	23,684	26,214
Income taxes payable	6,433	132
Total current liabilities	82,426	75,603
Deferred income taxes - net	14,422	14,548
Other liabilities	12,005	12,323
Shareholders' equity:
Preferred stock, 7 % cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,303,439 shares issued (50,262,139 shares at April 30)	503	503
Additional paid-in capital	30,002	29,725
Retained earnings	78,642	65,207
Accumulated other comprehensive income	1,646	2,751
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	92,943	80,336
	$201,796	$182,810

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	July 30,	July 31,
	2011	2010

Net sales	$169,080	$165,030

Cost of sales	108,006	106,542

Gross profit	61,074	58,488

Selling, general & administrative expenses	40,358	39,729

Interest expense	23	31

Other income (expense) - net	(23)	(12)

Income before income taxes	20,670	18,716

Provision for income taxes	7,235	6,663

Net income	$13,435	$12,053

Net income per share -
Basic	$.29	$.26
Diluted	$.29	$.26

Weighted average common shares outstanding -
Basic	46,241	46,156
Diluted	46,403	46,353

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	July 30,	July 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$13,435	$12,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,725	2,784
Deferred income tax benefit	(134)	(104)
Gain on disposal of property, net	(2)	(6)
Stock-based compensation	106	106
Changes in assets and liabilities:
Trade receivables	(1,464)	(785)
Inventories	(6,383)	541
Prepaid and other assets	(618)	242
Accounts payable	3,052	(4,775)
Accrued and other liabilities	4,057	5,809
Net cash provided by operating activities	14,774	15,865

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1,805)	(1,303)
Proceeds from sale of property, plant and equipment	11	10
Net cash used in investing activities	(1,794)	(1,293)

Cash Flows From Financing Activities:
Proceeds from stock options exercised	58	-
Stock-based tax benefits	113	2
Net cash provided by financing activities	171	2

Net Increase in Cash and Equivalents	13,151	14,574

Cash and Equivalents - Beginning of Year	7,372	68,566

Cash and Equivalents - End of Period	$20,523	$83,140

Other Cash Flow Information:
Interest paid	$19	$33
Income taxes paid	474	910

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at July 30, 2011 are comprised of finished goods of $23,465,000 and raw materials of $16,271,000.  Inventories at April 30, 2011 are comprised of finished goods of $20,215,000 and raw materials of $13,138,000.

3.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	July 30, 2011	April 30, 2011
Land	$9,779	$9,779
Buildings and improvements	47,374	47,374
Machinery and equipment	134,405	132,709
Total	191,558	189,862
Less accumulated depreciation	(136,590)	(134,525)
Property – net	$54,968	$55,337

Depreciation expense was $2,165,000 and $2,355,000 for the three-month periods ended July 30, 2011 and July 31, 2010, respectively.

4.  DEBT

At July 30, 2011, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75,000,000 (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% - .9% above LIBOR or, at our election, .5% below the banks' reference rate.  At July 30, 2011, $2,639,000 of the Credit Facilities was used for standby letters of credit and $72,361,000 was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At July 30, 2011, we were in compliance with all loan covenants and approximately $1,320,000 of retained earnings was restricted from distribution.

5.  STOCK-BASED COMPENSATION

During the three months ended July 30, 2011, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $6.14 per share), options to purchase 41,300 shares were exercised (weighted average exercise price of $1.40 per share), and options to purchase 12,660 shares were cancelled (weighted average exercise price of $9.34 per share).  At July 30, 2011, options to purchase 550,660 shares (weighted average exercise price of $7.72 per share) were outstanding and stock-based awards to purchase 2,960,944 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2012.  The financial instruments are designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three months ended July 30, 2011 and July 31, 2010:

	(In thousands)
	Three Months Ended
	2011	2010
Recognized in AOCI:
Loss before income taxes	$(588)	$(1,185)
Less income tax benefit	(219)	(422)
Net	$(369)	$(763)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$1,143	$(623)
Less income tax provision (benefit)	407	(222)
Net	$736	$(401)
Net change to AOCI	$(1,105)	$(362)

As of July 30, 2011, the notional amount of our outstanding aluminum swap contracts was $19,715,000 and, assuming no change in the commodity prices, $2,540,000 of unrealized net gain (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 7.

As of July 30, 2011 and April 30, 2011, the fair value of the derivative asset was $2,540,000 and $4,271,000, respectively, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.  COMPREHENSIVE INCOME

Comprehensive income for the three months ended July 30, 2011 and July 31, 2010 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 6 above) as follows:

	(In thousands)
	Three Months Ended
	2011	2010
Net income	$13,435	$12,053
Cash flow hedges, net of tax	(1,105)	(362)
Comprehensive income	$12,330	$11,691

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

Our strategy emphasizes the growth of our products by offering a branded beverage portfolio of proprietary flavors, supporting the franchise value of regional brands and expanding those brands with distinctive packaging and broad demographic emphasis, developing and acquiring innovative products tailored toward healthy lifestyles, and appealing to the “quality-value” expectations of the family consumer.  We believe the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local markets.

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

RESULTS OF OPERATIONS

Three Months Ended July 30, 2011 (first quarter of fiscal 2012) compared to
Three Months Ended July 31, 2010 (first quarter of fiscal 2011)

Net sales for the first quarter of fiscal 2012 increased 2.5% to $169,080,000 compared to $165,030,000 for the first quarter of fiscal 2011.  The sales improvement is due to case volume growth of 12.2% for our premium brand portfolio and a 4.3% increase in unit pricing. The higher unit pricing is due to favorable product mix changes and price increases implemented to mitigate higher raw material costs.  The sales improvement was partially offset by a decline in carbonated soft drinks, resulting in a 1.7% decrease in total case volume.

Gross profit approximated 36.1% of net sales for the first quarter of fiscal 2012 compared to 35.4% of net sales for the first quarter of fiscal 2011.  The gross profit improvement was due primarily to favorable changes in product mix and unit pricing partially offset by higher raw material costs.  Cost of sales increased 3.2% on a per case basis.

Selling, general & administrative expenses were $40,358,000 or 23.9% of net sales for the first quarter of fiscal 2012 compared to $39,729,000 or 24.1% of net sales for the first quarter of fiscal 2011.  The increase in expenses was due to higher distribution and administration expenses.

Other income includes interest income of $10,000 for fiscal 2012 and $28,000 for fiscal 2011.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.0% for the first quarter of fiscal 2012 and 35.6% for the first quarter of fiscal 2011.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  We maintain unsecured revolving credit facilities aggregating $75,000,000, of which $2,639,000 was used for standby letters of credit at July 30, 2011.  We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

Cash Flows
The Company’s cash position for the first quarter of fiscal 2012 increased $13,151,000 from April 30, 2011, which compares to an increase of $14,574,000 for the similar 2011 fiscal period.

Net cash provided by operating activities for the first quarter of fiscal 2012 amounted to $14,774,000 compared to $15,865,000 for the similar 2011 fiscal period.  For the first quarter of fiscal 2012, cash flow was principally generated by net income of $13,435,000, depreciation and amortization aggregating $2,725,000 and an increase in accounts payable of $3,052,000, offset in part by an increase in inventory of $6,383,000.

Net cash used in investing activities for the first quarter of fiscal 2012, principally capital expenditures, amounted to $1,794,000 compared to $1,293,000 for the similar 2011 fiscal period.

Financial Position
During the first quarter of fiscal 2012, working capital increased $12,850,000 to $43,780,000 due to cash generated from operations.  Trade receivables, inventories and accounts payable increased due to higher seasonal volume, while prepaid and other assets decreased due to a decline in derivative assets.  The current ratio was 1.5 to 1 at July 30, 2011 and 1.4 to 1 at April 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011 and other filings with the Securities and Exchange Commission.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

ITEM 6.  EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 8, 2011

National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. *

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.