Form 10-Q
period 2011-10-29
NATIONAL BEVERAGE CORP
filed 2011-12-08
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

The number of shares of registrant’s common stock outstanding as of December 2, 2011 was 46,275,455.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1A. Risk Factors	13

Item 6. Exhibits	13

Signature	14

Exhibit Index	15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	October 29,	April 30,
	2011	2011
Assets
Current assets:
Cash and equivalents	$21,943	$7,372
Trade receivables - net of allowances of $450 ($452 at April 30)	51,408	55,912
Inventories	38,301	33,353
Deferred income taxes - net	3,556	1,493
Prepaid and other assets	3,453	8,403
Total current assets	118,661	106,533
Property, plant and equipment - net	54,771	55,337
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	6,002	6,180
	$194,194	$182,810
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,765	$49,257
Accrued liabilities	22,820	26,214
Income taxes payable	492	132
Total current liabilities	66,077	75,603
Deferred income taxes - net	14,280	14,548
Other liabilities	12,208	12,323
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,308,239 shares issued (50,262,139 shares at April 30)	503	503
Additional paid-in capital	30,069	29,725
Retained earnings	89,765	65,207
Accumulated other comprehensive income (loss)	(858)	2,751
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	101,629	80,336
	$194,194	$182,810

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net sales	$157,974	$151,127	$327,054	$316,157

Cost of sales	103,871	94,772	211,877	201,314

Gross profit	54,103	56,355	115,177	114,843

Selling, general & administrative expenses	36,913	40,510	77,271	80,239

Interest expense	31	20	54	51

Other income (expense) - net	(47)	24	(70)	12

Income before income taxes	17,112	15,849	37,782	34,565

Provision for income taxes	5,989	5,642	13,224	12,305

Net income	$11,123	$10,207	$24,558	$22,260

Net income per share -
Basic	$.24	$.22	$.53	$.48
Diluted	$.24	$.22	$.53	$.48

Weighted average common shares outstanding -
Basic	46,272	46,161	46,257	46,159
Diluted	46,448	46,367	46,426	46,360

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	October 29,	October 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$24,558	$22,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,408	5,980
Deferred income tax benefit	(285)	(209)
Gain on disposal of property, net	(5)	(4)
Stock-based compensation	130	196
Changes in assets and liabilities:
Trade receivables	4,504	6,526
Inventories	(4,948)	2,387
Prepaid and other assets	(673)	549
Accounts payable	(6,492)	(6,784)
Accrued and other liabilities	(4,076)	(1,032)
Net cash provided by operating activities	18,121	29,869

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3,783)	(4,136)
Proceeds from sale of property, plant and equipment	19	10
Net cash used in investing activities	(3,764)	(4,126)

Cash Flows From Financing Activities:
Proceeds from stock options exercised	88	24
Stock-based tax benefits	126	30
Net cash provided by financing activities	214	54

Net Increase in Cash and Equivalents	14,571	25,797

Cash and Equivalents - Beginning of Year	7,372	68,566

Cash and Equivalents - End of Period	$21,943	$94,363

Other Cash Flow Information:
Interest paid	$38	$52
Income taxes paid	12,349	13,331

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of multi-flavored soft drinks, juice drinks, water and specialty beverages.  Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries.  When used in this report, the terms “we,”  “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

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

Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs.  All derivative financial instruments are recorded at fair value in our Condensed Consolidated Balance Sheets.  The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instruments.  We do not use derivative financial instruments for trading or speculative purposes. See Note 5.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at October 29, 2011 are comprised of finished goods of $23,113,000 and raw materials of $15,188,000.  Inventories at April 30, 2011 are comprised of finished goods of $20,215,000 and raw materials of $13,138,000.

2.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:
	(In thousands)
	October 29, 2011	April 30, 2011
Land	$9,779	$9,779
Buildings and improvements	47,481	47,374
Machinery and equipment	135,708	132,709
Total	192,968	189,862
Less accumulated depreciation	(138,197)	(134,525)
Property – net	$54,771	$55,337

Depreciation expense was $2,170,000 and $4,335,000 for the three-month and six-month periods ended October 29, 2011, respectively, and $2,767,000 and $5,122,000 for the three-month and six-month periods ended October 30, 2010, respectively.

3.  DEBT

At October 29, 2011, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75,000,000 (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% to .9% above LIBOR or, at our election, .5% below the banks’ reference rate.  At October 29, 2011, $2,639,000 of the Credit Facilities was used for standby letters of credit and $72,361,000 was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At October 29, 2011, we were in compliance with all loan covenants and approximately $1,320,000 of retained earnings was restricted from distribution.

4.  STOCK-BASED COMPENSATION

During the six months ended October 29, 2011, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $6.14 per share), options to purchase 46,100 shares were exercised (weighted average exercise price of $1.90 per share), and options to purchase 12,660 shares were cancelled (weighted average exercise price of $9.34 per share).  At October 29, 2011, options to purchase 545,860 shares (weighted average exercise price of $7.74 per share) were outstanding and stock-based awards to purchase 2,960,944 shares of common stock were available for grant.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through July 2012.  The financial instruments are designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in AOCI and the Condensed Consolidated Statements of Income relative to the cash flow hedge for the second quarter and six months ended October 29, 2011 and October 30, 2010:

	(In thousands)
	Second Quarter Ended		Six Months Ended
	2011	2010	2011	2010
Recognized in AOCI:
Gain (loss) before income taxes	$(3,348)	$1,617	$(3,936)	$432
Less income tax provision (benefit)	(1,215)	576	(1,434)	154
Net	$(2,133)	$1,041	$(2,502)	$278
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$576	$(770)	$1,719	$(1,393)
Less income tax provision (benefit)	205	(274)	612	(496)
Net	$371	$(496)	$1,107	$(897)
Net change to AOCI	$(2,504)	$1,537	$(3,609)	$1,175

As of October 29, 2011, the notional amount of our outstanding aluminum swap contracts was $18,577,000 and, assuming no change in the commodity prices, $1,384,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 6.

As of October 29, 2011, the fair value of the derivative liability was $1,384,000, which was included in Accrued liabilities.  As of April 30, 2011, the fair value of the derivative asset was $4,271,000, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6.  COMPREHENSIVE INCOME

Comprehensive income for the second quarter and six months ended October 29, 2011 and October 30, 2010 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 5 above) as follows:

	(In thousands)
	Second Quarter Ended		Six Months Ended
	2011	2010	2011	2010
Net income	$11,123	$10,207	$24,558	$22,260
Cash flow hedges, net of tax	(2,504)	1,537	(3,609)	1,175
Comprehensive income	$8,619	$11,744	$20,949	$23,435

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. develops, manufactures, markets and distributes a complete portfolio of quality beverage products primarily in North America.  Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries.  In this report, the terms “we,”  “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering a wide selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters.  Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties.  We also offer the health-conscious consumer a diverse line of flavored beverage products, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters.  In addition, we produce and market Rip It® energy drinks, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks.  Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).

Our strategy promotes the growth of our products by (i) offering a branded beverage portfolio of proprietary flavors with distinctive packaging and broad demographic appeal, (ii) supporting the franchise value of regional brands, (iii) developing and acquiring innovative products tailored toward healthy lifestyles, and (iv) appealing to the “quality-value” expectations of the family consumer.  We believe the “regional share dynamics” of our brands results in more retailer sponsored promotional activities which perpetuate consumer loyalty within local markets.

We continue to focus on increasing penetration of our brands in the convenience channel through Company-owned and independent distributors to benefit from the higher retail prices and margins that typically prevail in this market.  The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts.  We have undertaken several measures to expand convenience channel distribution including developing new products and packaging specifically targeted for this market.

The majority of our sales are seasonal with the highest volume typically realized during the summer months.  As a result, our operating results from one fiscal quarter to the next may not be comparable.  Additionally, our operating results are subject to numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended October 29, 2011 (second quarter of fiscal 2012) compared to Three Months Ended October 30, 2010 (second quarter of fiscal 2011)

Net sales for the second quarter of fiscal 2012 increased 4.5% to $157,974,000 compared to $151,127,000 for the second quarter of fiscal 2011.  The sales improvement is due to case volume growth of 6.1% for our premium brand portfolio and a 5.0% increase in unit pricing. The higher unit pricing is due to product mix changes and price increases implemented to mitigate higher raw material costs.  The sales improvement was partially offset by a decline in carbonated soft drinks, resulting in relatively flat total case volume.

Gross profit approximated 34.2% of net sales for the second quarter of fiscal 2012 compared to 37.3% of net sales for the second quarter of fiscal 2011.  The gross profit decline was due primarily to higher raw material costs partially offset by higher unit pricing.  Cost of sales increased 10.1% on a per case basis.

Selling, general & administrative expenses were $36,913,000 or 23.4% of net sales for the second quarter of fiscal 2012 compared to $40,510,000 or 26.8% of net sales for the second quarter of fiscal 2011.  The decrease in expenses was due to lower marketing and administrative expenses.

Other income includes interest income of $13,000 for the second quarter of fiscal 2012 and $53,000 for the second quarter of fiscal 2011.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.0% for the second quarter of fiscal 2012 and 35.6% for the second quarter of fiscal 2011.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Six Months Ended October 29, 2011 (first six months of fiscal 2012) compared to Six Months Ended October 30, 2010 (first six months of fiscal 2011)

Net sales for the first six months of fiscal 2012 increased 3.4% to $327,054,000 compared to $316,157,000 for the first six months of fiscal 2011.  The sales improvement is due to case volume growth of 9.4% for our premium brand portfolio and a 4.6% increase in unit pricing. The higher unit pricing is due to product mix changes and price increases implemented to mitigate higher raw material costs.  The sales improvement was partially offset by a decline in carbonated soft drinks, resulting in a 1.1% decrease in total case volume.

Gross profit approximated 35.2% of net sales for the first six months of fiscal 2012 compared to 36.3% of net sales for the first six months of fiscal 2011.  The gross profit decline was due primarily to higher raw material costs partially offset by higher unit pricing.  Cost of sales increased 6.4% on a per case basis.

Selling, general & administrative expenses were $77,271,000 or 23.6% of net sales for the first six months of fiscal 2012 compared to $80,239,000 or 25.4% of net sales for the first six months of fiscal 2011.  The decrease in expenses was due to lower marketing expenses.

Other income includes interest income of $23,000 for the first six months of fiscal 2012 and $81,000 for the first six months of fiscal 2011.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 35.0% for the first six months of fiscal 2012 and 35.6% for the first six months of fiscal 2011.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  We maintain unsecured revolving credit facilities aggregating $75,000,000, of which $2,639,000 was used for standby letters of credit at October 29, 2011.  We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

Cash Flows
The Company’s cash position for the first six months of fiscal 2012 increased $14,571,000 to $21,943,000 at October 29, 2011.

Net cash provided by operating activities for the first six months of fiscal 2012 amounted to $18,121,000 compared to $29,869,000 for the similar 2011 fiscal period.  For the first six months of fiscal 2012, cash flow was principally generated by net income of $24,558,000 and depreciation and amortization of $5,408,000.  Net cash was also impacted by a decrease in trade receivables of $4,504,000, an increase in inventory of $4,948,000 and a decrease in accounts payable of $6,492,000.

Net cash used in investing activities for the first six months of fiscal 2012, principally capital expenditures, amounted to $3,764,000 compared to $4,126,000 for the similar 2011 fiscal period.

Financial Position
During the first six months of fiscal 2012, working capital increased $21,654,000 to $52,584,000 due to cash generated from operations.  Trade receivables and accounts payable decreased due to lower seasonal volume.  Inventories increased due to higher raw material costs and prepaid and other assets decreased due to a decline in derivative assets.  The current ratio was 1.8 to 1 at October 29, 2011 and 1.4 to 1 at April 30, 2011.

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

Date: December 8, 2011

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

101
The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. *

*  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.