Form 10-Q
period 2012-01-28
NATIONAL BEVERAGE CORP
filed 2012-03-08
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2012

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

The number of shares of registrant’s common stock outstanding as of March 2, 2012 was 46,277,935.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	January 28,	April 30,
	2012	2011
Assets
Current assets:
Cash and equivalents	$19,961	$7,372
Trade receivables - net of allowances of $524 ($452 at April 30)	50,186	55,912
Inventories	38,158	33,353
Deferred income taxes - net	3,029	1,493
Prepaid and other assets	3,617	8,403
Total current assets	114,951	106,533
Property, plant and equipment - net	55,093	55,337
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	6,042	6,180
	$190,846	$182,810
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$36,911	$49,257
Accrued liabilities	17,352	26,214
Income taxes payable	257	132
Total current liabilities	54,520	75,603
Deferred income taxes - net	14,182	14,548
Other liabilities	11,627	12,323
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value - 1,000,000 shares authorized; 150,000 shares issued; no shares outstanding	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,310,239 shares issued (50,262,139 shares at April 30)	503	503
Additional paid-in capital	30,180	29,725
Retained earnings	97,669	65,207
Accumulated other comprehensive income	15	2,751
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	110,517	80,336
	$190,846	$182,810

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Net sales	$136,401	$131,926	$463,455	$448,083

Cost of sales	91,166	82,396	303,043	283,710

Gross profit	45,235	49,530	160,412	164,373

Selling, general & administrative expenses	33,415	38,013	110,686	118,252

Interest expense	31	31	85	82

Other income (expense) - net	(11)	15	(81)	27

Income before income taxes	11,778	11,501	49,560	46,066

Provision for income taxes	3,874	4,094	17,098	16,399

Net income	$7,904	$7,407	$32,462	$29,667

Net income per share -
Basic	$.17	$.16	$.70	$.64
Diluted	$.17	$.16	$.70	$.64

Weighted average common shares outstanding -
Basic	46,276	46,206	46,263	46,174
Diluted	46,472	46,383	46,441	46,368

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	January 28, 2012	January 29, 2011
Cash Flows From Operating Activities:
Net income	$32,462	$29,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,963	8,867
Deferred income tax benefit	(391)	(311)
(Gain) loss on disposal of property, net	(12)	3
Stock-based compensation	224	355
Changes in assets and liabilities:
Trade receivables	5,726	9,564
Inventories	(4,805)	819
Prepaid and other assets	(1,157)	(280)
Accounts payable	(12,346)	(13,117)
Accrued and other liabilities	(9,163)	776
Net cash provided by operating activities	18,501	36,343

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(6,172)	(7,502)
Proceeds from sale of property, plant and equipment	29	27
Net cash used in investing activities	(6,143)	(7,475)

Cash Flows From Financing Activities:
Proceeds from stock options exercised	100	189
Stock-based tax benefits	131	208
Net cash provided by financing activities	231	397

Net Increase in Cash and Equivalents	12,589	29,265

Cash and Equivalents - Beginning of Year	7,372	68,566

Cash and Equivalents - End of Period	$19,961	$97,831

Other Cash Flow Information:
Interest paid	$82	$71
Income taxes paid	17,153	16,702

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

Inventories
Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at January 28, 2012 are comprised of finished goods of $21,827,000 and raw materials of $16,331,000.  Inventories at April 30, 2011 are comprised of finished goods of $20,215,000 and raw materials of $13,138,000.

2.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:
	(In thousands)
	January 28, 2012	April 30, 2011
Land	$9,779	$9,779
Buildings and improvements	47,587	47,374
Machinery and equipment	137,891	132,709
Total	195,257	189,862
Less accumulated depreciation	(140,164)	(134,525)
Property – net	$55,093	$55,337

Depreciation expense was $2,064,000 and $6,399,000 for the three-month and nine-month periods ended January 28, 2012, respectively, and $2,430,000 and $7,552,000 for the three-month and nine-month periods ended January 29, 2011, respectively.

3.  DEBT

At January 28, 2012, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75,000,000 (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% to .9% above LIBOR or, at our election, .5% below the banks’ reference rate.  At January 28, 2012, $2,639,000 of the Credit Facilities was used for standby letters of credit and $72,361,000 was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At January 28, 2012, we were in compliance with all loan covenants and approximately $1,320,000 of retained earnings was restricted from distribution.

4.  STOCK-BASED COMPENSATION

During the nine months ended January 28, 2012, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $6.14 per share), options to purchase 48,100 shares were exercised (weighted average exercise price of $2.08 per share), and options to purchase 12,660 shares were cancelled (weighted average exercise price of $9.34 per share).  At January 28, 2012, options to purchase 543,860 shares (weighted average exercise price of $7.30 per share) were outstanding and stock-based awards to purchase 2,960,944 shares of common stock were available for grant.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2013.  The financial instruments are designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in AOCI and the Condensed Consolidated Statements of Income relative to the cash flow hedge for the third quarter and nine months ended January 28, 2012 and January 29, 2011:

	(In thousands)
	Third Quarter Ended		Nine Months Ended
	2012	2011	2012	2011
Recognized in AOCI:
Gain (loss) before income taxes	$697	$1,627	$(3,239)	$2,059
Less income tax provision (benefit)	265	579	(1,169)	733
Net	$432	$1,048	$(2,070)	$1,326
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$(711)	$133	$1,008	$(1,260)
Less income tax provision (benefit)	(270)	47	342	(449)
Net	$(441)	$86	$666	$(811)
Net change to AOCI	$873	$962	$(2,736)	$2,137

As of January 28, 2012, the notional amount of our outstanding aluminum swap contracts was $23,417,000 and, assuming no change in the commodity prices, $304,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Notes 1 and 6.

As of January 28, 2012 and April 30, 2011, the fair value of the derivative asset was $24,000 and $4,271,000, respectively, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6.  COMPREHENSIVE INCOME

Comprehensive income for the third quarter and nine months ended January 28, 2012 and January 29, 2011 was comprised of net income and changes in the fair value of our cash flow hedges (see Note 5 above) as follows:

	(In thousands)
	Third Quarter Ended		Nine Months Ended
	2012	2011	2012	2011
Net income	$7,904	$7,407	$32,462	$29,667
Cash flow hedges, net of tax	873	962	(2,736)	2,137
Comprehensive income	$8,777	$8,369	$29,726	$31,804

7.  CASH DIVIDEND

On February 14, 2011, the Company paid a special cash dividend of $2.30 per share, aggregating $106,314,000, to shareholders of record on December 16, 2010.

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

We consider ourselves to be a leader in the development and sale of flavored beverage products in the United States, offering a wide selection of flavored soft drinks, juices, sparkling waters, energy drinks and nutritionally-enhanced waters.  Our flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, each of which has over 50 flavor varieties.  We also offer the health-conscious consumer a diverse line of flavored beverage products, including Everfresh®, Home Juice®, and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and ClearFruit® flavored, sparkling, and spring water products; and ÀSanté® nutritionally-enhanced waters.  In addition, we produce and market Rip It® energy drinks, Ohana® fruit-flavored drinks and St. Nick’s® holiday soft drinks.  We refer to energy drinks, waters and juices as our “premium brands”.  Substantially all of our brands are produced in twelve manufacturing facilities that are strategically located near major metropolitan markets throughout the continental United States. To a lesser extent, we develop and produce soft drinks for certain retailers and beverage companies (“allied brands”).

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

RESULTS OF OPERATIONS

Three Months Ended January 28, 2012 (third quarter of fiscal 2012) compared to
Three Months Ended January 29, 2011 (third quarter of fiscal 2011)

Net sales for the third quarter of fiscal 2012 increased 3.4% to $136,401,000 compared to $131,926,000 for the third quarter of fiscal 2011.  The sales improvement is due to case volume growth of 6.1% for our premium brands and 5.1% for carbonated soft drinks.  The sales improvement was partially offset by a 1.8% decline in unit pricing due primarily to product mix changes.

Gross profit approximated 33.2% of net sales for the third quarter of fiscal 2012 compared to 37.5% of net sales for the third quarter of fiscal 2011.  The gross profit decline was due primarily to higher raw material costs and product mix changes.  Cost of sales increased 5.0% on a per unit basis.

Selling, general & administrative expenses were $33,415,000 or 24.5% of net sales for the third quarter of fiscal 2012 compared to $38,013,000 or 28.8% of net sales for the third quarter of fiscal 2011.  The decrease in expenses was due to lower marketing and administrative expenses.

Other income includes interest income of $18,000 for the third quarter of fiscal 2012 and $39,000 for the third quarter of fiscal 2011.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 32.9% for the third quarter of fiscal 2012 and 35.6% for the third quarter of fiscal 2011.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Nine Months Ended January 28, 2012 (first nine months of fiscal 2012) compared to
Nine Months Ended January 29, 2011 (first nine months of fiscal 2011)

Net sales for the first nine months of fiscal 2012 increased 3.4% to $463,455,000 compared to $448,083,000 for the first nine months of fiscal 2011.  The sales improvement is due to case volume growth of 9.3% for our premium brand portfolio and a 2.5% increase in unit pricing. The higher unit pricing is due to product mix changes and price increases implemented to mitigate higher raw material costs.  The sales improvement was partially offset by a 1.7% decline in carbonated soft drink volume.

Gross profit approximated 34.6% of net sales for the first nine months of fiscal 2012 compared to 36.7% of net sales for the first nine months of fiscal 2011.  The gross profit decline was due primarily to higher raw material costs partially offset by higher unit pricing.  Cost of sales increased 5.8% on a per unit basis.

Selling, general & administrative expenses were $110,686,000 or 23.9% of net sales for the first nine months of fiscal 2012 compared to $118,252,000 or 26.4% of net sales for the first nine months of fiscal 2011.  The decrease in expenses was due to lower marketing and administrative expenses.

Other income includes interest income of $41,000 for the first nine months of fiscal 2012 and $120,000 for the first nine months of fiscal 2011.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.5% for the first nine months of fiscal 2012 and 35.6% for the first nine months of fiscal 2011.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  We maintain unsecured revolving credit facilities aggregating $75,000,000, of which $2,639,000 was used for standby letters of credit at January 28, 2012.  We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

Cash Flows
The Company’s cash position for the first nine months of fiscal 2012 increased $12,589,000 to $19,961,000 at January 28, 2012.

Net cash provided by operating activities for the first nine months of fiscal 2012 amounted to $18,501,000 compared to $36,343,000 for the similar 2011 fiscal period.  For the first nine months of fiscal 2012, cash flow was principally generated by net income of $32,462,000 and depreciation and amortization of $7,963,000.  Net cash was also impacted by a decrease in trade receivables of $5,726,000, an increase in inventory of $4,805,000 and a decrease in accounts payable of $12,346,000.

Net cash used in investing activities for the first nine months of fiscal 2012, principally capital expenditures, amounted to $6,143,000 compared to $7,475,000 for the similar 2011 fiscal period.

Financial Position
During the first nine months of fiscal 2012, working capital increased $29,501,000 to $60,431,000 due to cash generated from operations.  Trade receivables and accounts payable decreased due to lower seasonal volume.  Inventories increased partially due to higher raw material costs while prepaid and other assets decreased due to a decline in derivative assets.  The current ratio was 2.1 to 1 at January 28, 2012 and 1.4 to 1 at April 30, 2011.

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

Date:  March 8, 2012
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

101
The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. *

*  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.