Form 10-K
period 2012-04-28
NATIONAL BEVERAGE CORP
filed 2012-07-12
CIK 69891

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[✓]          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 28, 2012
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (✓)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes (  )  No (✓)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes (✓)  No (  )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes (✓)  No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (✓)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:  Large accelerated filer (  )  Accelerated filer (✓)  Non-accelerated filer (  )  Smaller reporting company (   )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No (✓)

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price on October 28, 2011 was approximately $194.1 million.

The number of shares of Registrant’s common stock outstanding as of July 3, 2012 was 46,291,975.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	Business	2
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Mine Safety Disclosures	9

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	10
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13
ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk	18
ITEM 8.	Financial Statements and Supplementary Data	19
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	37
ITEM 9A.	Controls and Procedures	37
ITEM 9B.	Other Information	37

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	38
ITEM 11.	Executive Compensation	38
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	39
ITEM 13.	Certain Relationships and Related Transactions, and Director
	Independence	39
ITEM 14.	Principal Accounting Fees and Services	39

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	39

SIGNATURES		42

PART I

ITEM 1.         BUSINESS

GENERAL

National Beverage Corp. is an acknowledged leader in the development, manufacturing, marketing and sale of a diverse portfolio of flavored beverage products.  Our primary focus is the United States, but our products are also distributed in Canada, Mexico, the Caribbean, Latin America, the Pacific Rim, Asia, Europe and the Middle East.  A holding company for various operating subsidiaries, National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991.  In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands include soft drinks, energy drinks and shots, juices, teas, still and sparkling waters and nutritionally enhanced beverages, and span both carbonated and non-carbonated offerings.  In addition, we produce soft drinks for certain retailers (“Allied Brands”) who also promote certain of our brands (“Strategic Alliances”).  We employ a philosophy that demands vertical integration wherever possible and our vertically integrated manufacturing model unites the procurement of raw materials, production of concentrates and manufacturing of finished products in our twelve manufacturing facilities.  To service a diverse customer base that includes numerous national retailers as well as hundreds of smaller “up and down the street” accounts, we have developed a hybrid distribution system which promotes and utilizes customers’ warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We believe that the combination of our business strategies and philosophies is key to giving us a greater competitive advantage and differentiating us from our competitors.  These include the following:

Fantasy of Flavors - Throughout our product lines, we emphasize distinctly flavored beverages.  Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume.  In the higher margin convenience store channel, flavors now represent 56% of soft drink sales and are growing significantly faster than colas.  Our flavor development spans more than 100 years and originated with our flagship brands, Shasta and Faygo, each of which offer over 50 flavor varieties.

Regional Share Dynamics – This is our term for the philosophy we employ for the development and support of our brands that have significant regional presence.  Because we tailor our marketing and promotion programs by locale, we believe many of our brands enjoy a regional identification that fosters long-term consumer loyalty and make them less vulnerable to competitive substitution.  In addition, “home-town” products often generate more aggressive retailer sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

Quality-Value Ethic - We believe that consumers demand value as the purchase default option in volatile economic times, and we are intent on producing and developing products of the highest quality that appeal to the value expectations of the family consumer.  We believe we can leverage our cost-effective manufacturing and distribution systems, and our efficient regionally focused marketing programs, to profitably deliver products to the consumer at a lower price-point than our national competitors.

Creative Agility - In a beverage industry that is dominated by the “cola giants”, we pride ourselves on our ability to respond faster and more creatively to consumer trends than many of our competitors which are burdened by distribution complexity and legacy costs.  We strive to build long-term brand value by developing creative marketing programs, propriety flavors and distinctive packaging.  During the past year we have introduced 54 new flavors or package sizes, and have won various package design awards.  During recent years, we have focused on developing innovative beverages tailored toward healthy lifestyles and introducing products and package sizes designed to expand distribution in the higher-margin convenience store channel.  We believe that the most dynamic validation of our strategy is our competitors’ efforts to replicate our creative business model.

PRODUCTS

Our brands include the following:

Soft Drinks:	Juices:
Shasta®	Everfresh®
Faygo®	Mr. Pure®
Ritz®	Home Juice®
Big Shot®	Waters & Enhanced Waters:
St. Nick's®	LaCroix®
Energy & Sports Drinks:	Clear Fruit®
Rip It®	Crystal Bay®
Rip It Shots	Àsanté®
Mega Sport®	Mt. Shasta®
Other:
Sundance®
Ohana®

Established more than 120 years ago and distributed nationally, Shasta is recognized to be a bottling industry pioneer and innovator.  As our largest volume brand, Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and unique tastes such as California Dreamin’, Very Cherry Twist and Fiesta Punch.  More than one hundred years old, Faygo products are primarily distributed east of the Mississippi River and include numerous unique flavors including RedPop, Moon Mist® and Rock’n’Rye®.  We also produce and market Ritz soft drinks and seltzers, primarily in the southeast U.S., and distribute Big Shot in New Orleans and the surrounding areas.

Rip It, our energy fuel which is available nationally in 17 flavors including five sugar free varieties, is the number one energy drink in the dollar-store channel.  Building on the success of Rip It, we recently introduced two-ounce Rip It Shots in five flavors, including a new G-Force Extra Strength Formula.  For consumers seeking vitamin-enhanced hydration, we offer Mega Sport in six reinvigorating flavors.

Everfresh and its sister brands, Home Juice and Mr. Pure, 100% fresh juice and juice-added products, are available in over 30 flavors including Blueberry Pomegranate, Kiwi Strawberry and Pineapple Mango.  Originating in the Midwest over 50 years ago, these brands feature unique glass packaging targeted primarily for single-serve consumption.  As the most agile regional juice company, we have been successfully expanding to new geographic areas through both independent and Company-owned distribution facilities.

With all natural ingredients, LaCroix has been outpacing the growing sparkling water segment that is fast becoming the alternative to traditional carbonated soft drinks.  Containing no calories, sodium or caffeine, LaCroix has benefited from the support of major national chains and is the number one selling canned sparkling water in the U.S. as well as the number one domestically produced sparkling water.  With new packages being designed for non-traditional distribution channels, we believe LaCroix is uniquely positioned to continue expanding its national footprint.  Other products we offer the health-conscious consumer include Clear Fruit, a clean crisp all natural non-carbonated beverage; Crystal Bay, a zero-calorie combination of sparkling water and lively fruit flavors; Àsanté, a 50-calorie vitamin enhanced nutraceutical beverage; and Mt. Shasta, a natural spring water.

Our other non-carbonated products include the Ohana line of fruit drinks, lemonades and teas, and the Sundance line, which features brewed tea combined with great fruit flavors and reduced calories.

We refer to our portfolio of brands other than soft drinks as our “Power+ Brands”.

MANUFACTURING

Our twelve manufacturing facilities are strategically located near major metropolitan markets across the continental United States.  The locations of our plants enable us to efficiently manufacture and distribute beverages to substantially all geographic markets in the United States, including 22 of the top 25 metropolitan statistical areas.  Each manufacturing facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes.  We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from seven ounces to three liters.

We believe that the innovative and controlled vertical integration of our bottling facilities provides an advantage over certain of our competitors that rely upon independent third party bottlers to manufacture and market their products.  Since we control the national production, distribution and marketing of our brands, we believe we can more effectively manage product quality and customer service and respond quickly to changing market conditions.

We produce a substantial portion of the flavor concentrates used in our branded products.  By controlling our own formulas throughout our bottling network, we can manufacture our products in accordance with uniform quality standards while tailoring flavors to regional taste preferences.  We believe that the combination of a Company-owned bottling network, together with uniform standards for packaging, formulations and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers.  We also maintain research and development laboratories at multiple locations.  These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

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

We distribute our products to the convenience channel through our own direct-store delivery fleet and those of independent distributors.  The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts.  Because of the higher retail prices and margins that typically prevail, we have undertaken several measures to expand convenience channel distribution.  These include development of products, packaging and graphics specifically targeted to this market.

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, airlines, hotels and food-service wholesalers.  Also, our Company-owned direct-store delivery fleet distributes products to certain schools and other food service customers.

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands.  We provide vending machines and coolers on a placement or purchase basis to our customers.  We believe vending and cooler equipment increases beverage sales, enhances brand awareness and develops brand loyalty.

In addition to foreign based customers, we distribute our brands outside of the United States through exporters and foreign locations of U.S. based companies.

SALES AND MARKETING

We sell and market our products through an internal sales force as well as select broker networks.  Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines.  We believe this focus allows our sales group to provide high level, responsive service and support to our customers and markets.

Our sales and marketing programs emphasize maintaining and enhancing consumer brand recognition and loyalty and typically utilize a combination of regional advertising, special event marketing, endorsements and sponsorships, along with consumer coupon distribution.  We retain advertising agencies to assist with media advertising programs for our brands.  Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives.  These elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics.  Additionally, we sponsor special holiday promotions which feature St. Nick’s soft drink and special holiday flavors and packaging.

RAW MATERIALS

Our centralized procurement group maintains relationships with numerous suppliers of raw materials and packaging goods.  By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby allowing us to compete as a low-cost producer of beverages.

The products we produce and sell are made from various materials including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures.  Most of our low-calorie soft drink products use sucralose, aspartame, stevia or Acesulfame-K.  We manufacture a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials.  A significant portion of our raw material purchases, including aluminum cans, plastic bottles, high fructose corn syrup, corregated packaging and juice concentrates, are derived from commodities.  Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions.  Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.  In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities and/or the requirement to purchase all supplies for specified locations.  Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

SEASONALITY

The majority of our sales are seasonal with the highest volume typically realized during the summer months.  We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand.  Additionally, our sales are affected by weather conditions.

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

EMPLOYEES

As of April 28, 2012, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements.  We believe that relations with employees are generally good.

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

Competition.  The beverage industry is extremely competitive.  Our products compete with a broad range of beverage products, most of which are manufactured and distributed by companies with substantially greater financial, marketing and distribution resources.  In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers.  Discounting and other actions by our competitors may make it more difficult to sustain revenues and profits.

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

Raw materials and energy.  The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard and fruit juice.  In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity.  These items are subject to price volatility caused by numerous factors.  Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy.  We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken.  In addition, strikes, weather conditions, governmental controls, national emergencies, natural disasters, supply shortages or other events could affect our continued supply of raw materials and energy.  If raw materials or energy costs increase, or the availability is limited, our financial results could be adversely affected.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our principal properties include twelve manufacturing facilities located in ten states, which aggregate approximately two million square feet.  We own ten manufacturing facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington.  Two manufacturing facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2020.  We believe our facilities are generally in good condition and sufficient to meet our present needs.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.  The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 28, 2012		April 30, 2011
	High	Low	High	Low
First Quarter	$15.52	$13.41	$14.41	$10.77
Second Quarter	$17.76	$13.77	$15.23	$12.32
Third Quarter	$17.72	$15.60	$15.45	$12.44
Fourth Quarter	$17.03	$13.30	$14.69	$12.30

At July 3, 2012, there were approximately 6,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends of $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.  See Note 4 of Notes to Consolidated Financial Statements for certain restrictions on the payment of dividends.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of Common Stock.  As of April 28, 2012, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase.  There were no shares purchased during the last three fiscal years.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 28, 2007, assuming reinvestment of dividends, in (i) our Common Stock, (ii) the NASDAQ Composite Index and (iii) a company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation.  Based on the cumulative total return below, an investment in our Common Stock on April 28, 2007 provided a compounded annual return of approximately 9.2% as of April 28, 2012.

	4/28/07	5/3/08	5/2/09	5/1/10	4/30/11	4/28/12
National Beverage Corp.	$100.00	$65.86	$85.65	$104.98	$147.50	$155.55
NASDAQ Composite	100.00	92.99	68.86	97.61	118.78	122.43
Peer Group	100.00	38.26	38.99	63.95	74.62	61.14

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 8 of this report.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010	May 2, 2009	May 3, 2008 (1)
SUMMARY OF OPERATIONS:
Net sales	$628,886	$600,193	$593,465	$575,177	$566,001
Cost of sales	415,629	381,539	396,450	405,322	393,420
Gross profit	213,257	218,654	197,015	169,855	172,581
Selling, general and administrative expenses	146,169	155,885	145,159	131,918	138,447
Interest expense	107	99	120	107	109
Other (expense) income - net	(85)	(20)	(351)	967	1,053
Income before income taxes	66,896	62,650	51,385	38,797	35,078
Provision for income taxes	22,903	21,896	18,532	14,055	12,598
Net income	$43,993	$40,754	$32,853	$24,742	$22,480

PER SHARE DATA:
Basic net income (2)	$.95	$.88	$.71	$.54	$.49
Diluted net income (2)	.95	.88	.71	.54	.49
Closing stock price (2)	14.68	13.92	11.60	10.47	8.05
Cash dividends paid (3)	-	2.30	1.35	-	.80

BALANCE SHEET DATA:
Cash and equivalents (3)	$35,626	$7,372	$68,566	$84,140	$51,497
Working capital (3)	69,818	30,930	92,898	117,840	89,396
Property, plant and equipment - net	56,729	55,337	53,401	56,141	57,639
Total assets (3)	222,988	182,810	240,359	265,682	239,122
Deferred income tax liability	14,214	14,548	15,597	16,517	16,624
Shareholders' equity (3)	121,636	80,336	141,572	170,012	144,625
Cash dividends paid (3)	-	106,314	62,295	-	36,711

(1)	Fiscal 2008 consisted of 53 weeks.

(2)
Basic net income per share is computed by dividing earnings applicable to common shares by the weighted average number of shares outstanding.  Diluted net income per share includes the dilutive effect of stock options.  Net income per share and the closing stock price have been adjusted for the 20% stock dividend distributed on June 22, 2007.

(3)	The Company paid cash dividends of $106.3 million ($2.30 per share) on February 14, 2011, $62.3 million ($1.35 per share) on January 22, 2010, and $36.7 million ($.80 per share) on August 17, 2007.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. is a holding company for various subsidiaries that develop, manufacture, market and sell a diverse portfolio of beverage products.  In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands include soft drinks, energy drinks and shots, juices, teas, still and sparkling waters and nutritionally enhanced beverages, and span both carbonated and non-carbonated offerings.  In addition, we produce soft drinks for certain retailers (“Allied Brands”) who also promote certain of our brands (“Strategic Alliances”).  We employee a philosophy that demands vertical integration wherever possible and our vertically integrated manufacturing model unites the procurement of raw materials, production of concentrates and manufacturing of finished products in our twelve manufacturing facilities.  To service a diverse customer base that includes numerous national retailers as well as hundreds of smaller “up and down the street” accounts, we have developed a hybrid distribution system which promotes and utilizes customers’ warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors.

We consider ourselves to be a leader in the development and sale of flavored beverage products.  Our soft drink flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, and includes our Ritz® and Big Shot® brands.  For the health-conscious consumer, we offer a diverse line of flavored beverage products, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and Clear Fruit® flavored, sparkling and spring water products; and Àsanté® nutritionally-enhanced beverage.  In addition, we produce and market Rip It® energy drinks and shots, Ohana® fruit-flavored non-carbonated drinks, Sundance® teas and lemonades and St. Nick’s® holiday soft drinks.  We refer to our portfolio of brands other than soft drinks as our “Power+ Brands”.

Our strategy emphasizes the growth of our products by (i) offering a beverage portfolio of proprietary flavors with distinctive packaging and broad demographic appeal, (ii) supporting the franchise value of regional brands, (iii) appealing to the “quality-value” expectations of the family consumer and (iv) responding to demographic trends by developing innovative products tailored toward healthy lifestyles or designed to expand distribution in higher-margin channels.

The majority of our sales are seasonal with the highest volume typically realized during the summer months.  As a result, our operating results from one fiscal quarter to the next may not be comparable.  Additionally, our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions.

RESULTS OF OPERATIONS

Net Sales
Net sales for the fiscal year ended April 28, 2012 (“Fiscal 2012”) increased 4.8% to $628.9 million as compared to $600.2 million for the fiscal year ended April 30, 2011 (“Fiscal 2011”).  The sales improvement is due to case volume growth of 9.9% for our Power+ Brands and 1.4% for carbonated soft drinks.  In addition, our unit pricing increased 1.3% due to price increases implemented to offset higher raw material costs.

Net sales for Fiscal 2011 increased 1.1% to $600.2 million as compared to $593.5 million for the fiscal year ended May 1, 2010 (“Fiscal 2010”).  The sales improvement is due to case volume growth of 13.2% for our Power+ Brands, and a 1.2% increase in unit pricing resulting from favorable product mix changes.  This sales improvement was partially offset by a 2.1% volume decline for branded carbonated soft drinks due to weak demand in certain regional markets.

Gross Profit
Gross profit approximated 33.9% of net sales for Fiscal 2012, which represents a 2.5% margin decline compared to Fiscal 2011.  During Fiscal 2011 we benefited from sales of certain high margin products to overseas locations.  These sales were impacted during Fiscal 2012 and, accordingly, gross margins returned to more normalized levels.  The gross margin decline is also due to higher raw material costs and other changes in product mix.  Cost of sales increased 5.3% on a per case basis.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $146.2 million or 23.2% of net sales for Fiscal 2012 compared to $155.9 million or 26.0% of net sales for Fiscal 2011.  The decline in expenses is due to a decrease in marketing and administrative expenses.

Selling, general and administrative expenses were $155.9 million or 26.0% of net sales for Fiscal 2011 compared to $145.2 million or 24.5% of net sales for Fiscal 2010.  The increase in expenses was primarily due to additional investment in expanded distribution, including expanded marketing and selling programs.  Marketing costs reflect increased cooperative advertising programs with customers and increased brand support expenditures.

Interest Expense and Other Expense - Net
Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit.  Other expense is net of interest income of $69,000 for Fiscal 2012, $140,000 for Fiscal 2011 and $229,000 for Fiscal 2010.  The decline in interest income for Fiscal 2012 is due to lower average invested balances and investment yields.  The decline in interest income for Fiscal 2011 is due to lower investment yields.

Income Taxes
Our effective tax rate was approximately 34.2% for Fiscal 2012, 34.9% for Fiscal 2011 and 36.1% for Fiscal 2010.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and the manufacturing deduction.  See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  The Company maintains $75 million unsecured revolving credit facilities of which $2.4 million was utilized for standby letters of credit at April 28, 2012.  We believe that existing capital resources will be sufficient to meet our capital requirements for the foreseeable future.  See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities.  Expenditures for property, plant and equipment amounted to $9.9 million for Fiscal 2012; there were no material capital expenditure commitments at April 28, 2012.

The Company paid special cash dividends of $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $6.3 million for Fiscal 2012, $6.0 million for Fiscal 2011 and $5.9 million for Fiscal 2010.  At April 28, 2012, management fees payable to CMA were $3.0 million.  See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows
During Fiscal 2011 and Fiscal 2010, cash flow was significantly impacted by the payment of two special cash dividends aggregating $168.6 million.

During Fiscal 2012, $37.7 million was provided by operating activities, which was offset by $9.9 million used in investing activities.  Cash provided by operating activities decreased $17.6 million primarily due to increases in trade receivables and inventories as well as a decline in accrued liabilities.  Cash used in investing activities decreased $1.5 million due to lower capital expenditures.

During Fiscal 2011, $55.3 million was provided by operating activities, offset by $11.3 million used in investing activities and a special cash dividend payment of $106.3 million.  Cash provided by operating activities increased $.9 million primarily due to higher earnings.  Cash used in investing activities increased $3.0 million due to expanded capital investments.

Financial Position
During Fiscal 2012, our working capital increased $38.9 million to $69.8 million due to cash provided by operating activities.  Trade receivables increased $5.7 million, which represents an increase in days sales outstanding from approximately 33.4 days to 33.9 days, and inventories increased $7.5 million, which represents a reduction in annual inventory turns from 11.7 to 11 times.  These increases are primarily due to the commencement of a new Strategic Alliance agreement in the latter part of Fiscal 2012.  The increase in inventory is also due to higher raw material costs and quantity increases related to anticipated sales growth.  Prepaid and other assets decreased $4.0 million due to a decline in the fair value of derivative assets.  See Note 6 of Notes to Consolidated Financial Statements.  At April 28, 2012, the current ratio was 1.9 to 1, as compared to 1.4 to 1 at April 30, 2011.

During Fiscal 2011, our working capital decreased $62.0 million to $30.9 million due to the special cash dividend paid in February 2011.  Inventory decreased $1.3 million due to reduced inventory quantities.  Prepaid and other assets increased $4.2 million primarily due to an increase in the fair value of derivative assets.  At April 30, 2011, the current ratio was 1.4 to 1, as compared to 2.3 to 1 at May 1, 2010.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 28, 2012 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$16,461	$4,261	$5,151	$3,673	$3,376
Purchase commitments	102,785	57,830	44,955	-	-
Total	$119,246	$62,091	$50,106	$3,673	$3,376

As of April 28, 2012, we guaranteed the residual value of certain leased equipment in the amount of $7.1 million.  If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2012, the Company shall be required to pay the difference up to such guaranteed amount.  The Company expects to have no loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan.  Total contributions were $2.5 million for Fiscal 2012, $2.5 million for Fiscal 2011 and $2.3 million for Fiscal 2010.  See Note 10 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures.  Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience.  Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for the specific periods indicated in the table above.  In connection with our self-insurance programs, we have standby letters of credit aggregating $2.4 million which expire in fiscal 2013.  We expect to renew these standby letters of credit.

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

Sales Incentives
We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets.  In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume.  When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume.  The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors.  Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies.  These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders.  Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unseasonably cold or wet weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodities
We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, corregated packaging and juice concentrates, the prices of which fluctuate based on commodity market conditions.  Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.  At times, we manage our exposure to this risk through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities.  Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

Interest Rates
We had no debt-related interest rate exposure during Fiscal 2012.  Our investment portfolio is comprised of highly liquid securities consisting primarily of short-term money market investments, the yields of which fluctuate based largely on short-term Treasury rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 28, 2012	April 30, 2011
Assets
Current assets:
Cash and equivalents	$35,626	$7,372
Trade receivables - net of allowances of $399 (2012) and $452 (2011)	61,591	55,912
Inventories	40,862	33,353
Deferred income taxes - net	3,550	1,493
Prepaid and other assets	4,425	8,403
Total current assets	146,054	106,533
Property, plant and equipment - net	56,729	55,337
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,445	6,180
	$222,988	$182,810

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$54,875	$49,257
Accrued liabilities	21,279	26,214
Income taxes payable	82	132
Total current liabilities	76,236	75,603
Deferred income taxes - net	14,214	14,548
Other liabilities	10,902	12,323
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,321,559 shares (2012) and 50,262,139 shares (2011) issued	503	503
Additional paid-in capital	30,425	29,725
Retained earnings	109,200	65,207
Accumulated other comprehensive (loss) income	(642)	2,751
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	121,636	80,336
	$222,988	$182,810

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended

	April 28, 2012	April 30, 2011	May 1, 2010

Net sales	$628,886	$600,193	$593,465

Cost of sales	415,629	381,539	396,450

Gross profit	213,257	218,654	197,015

Selling, general and administrative expenses	146,169	155,885	145,159

Interest expense	107	99	120

Other expense - net	85	20	351

Income before income taxes	66,896	62,650	51,385

Provision for income taxes	22,903	21,896	18,532

Net income	$43,993	$40,754	$32,853

Net income per share:
Basic	$.95	$.88	$.71
Diluted	$.95	$.88	$.71

Weighted average common shares outstanding:
Basic	46,267	46,188	46,065
Diluted	46,448	46,373	46,294

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Number of Common Shares Issued
Beginning of year	50,262	50,189	50,045
Stock options exercised	60	73	144
End of year	50,322	50,262	50,189

Preferred Stock
Beginning and end of year	$150	$150	$150
Common Stock
Beginning of year	503	502	500
Stock options exercised	-	1	2
End of year	503	503	502
Additional Paid-In Capital
Beginning of year	29,725	28,150	27,153
Stock options exercised	115	208	264
Stock-based compensation	290	446	349
Stock-based tax benefits	295	921	384
End of year	30,425	29,725	28,150
Retained Earnings
Beginning of year	65,207	130,767	160,209
Net income	43,993	40,754	32,853
Cash dividends	-	(106,314)	(62,295)
End of year	109,200	65,207	130,767
Accumulated Other Comprehensive (Loss) Income
Beginning of year	2,751	3	-
Cash flow hedges	(3,063)	2,748	3
Other	(330)	-	-
End of year	(642)	2,751	3
Treasury Stock - Preferred
Beginning and end of year	(5,100)	(5,100)	(5,100)
Treasury Stock - Common
Beginning and end of year	(12,900)	(12,900)	(12,900)
Total Shareholders' Equity	$121,636	$80,336	$141,572

Comprehensive Income
Net income	$43,993	$40,754	$32,853
Cash flow hedges	(3,063)	2,748	3
Other	(330)	-	-
Comprehensive income	$40,600	$43,502	$32,856

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 28, 2012	April 30, 2011	May 1, 2010
Operating Activities:
Net income	$43,993	$40,754	$32,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,651	11,356	12,350
Deferred income tax benefit	(477)	(694)	(1,026)
Loss on disposal of property, net	7	82	791
Stock-based compensation	290	446	349
Changes in assets and liabilities:
Trade receivables	(5,679)	(2,078)	(99)
Inventories	(7,509)	1,319	4,940
Prepaid and other assets	(2,239)	(1,215)	8
Accounts payable	5,618	829	423
Accrued and other liabilities	(6,959)	4,503	3,796
Net cash provided by operating activities	37,696	55,302	54,385

Investing Activities:
Additions to property, plant and equipment	(9,905)	(11,389)	(8,349)
Proceeds from sale of property, plant and equipment	53	77	35
Net cash used in investing activities	(9,852)	(11,312)	(8,314)

Financing Activities:
Common stock cash dividend	-	(106,314)	(62,295)
Proceeds from stock options exercised	115	209	266
Stock-based tax benefits	295	921	384
Net cash provided by (used in) financing activities	410	(105,184)	(61,645)

Net Increase (Decrease) in Cash and Equivalents	28,254	(61,194)	(15,574)

Cash and Equivalents - Beginning of Year	7,372	68,566	84,140

Cash and Equivalents - End of Year	$35,626	$7,372	$68,566

Other Cash Flow Information:
Interest paid	$95	$101	$124
Income taxes paid	23,127	20,816	18,541

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

National Beverage Corp. develops, manufactures, markets and sells a diverse portfolio of multi-flavored soft drinks, juice drinks, water and specialty beverages primarily in North America.  Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries.  When used in this report, the terms “we,”  “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1.        SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years.  Fiscal 2012, Fiscal 2011 and Fiscal 2010 consisted of 52 weeks.

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

Intangible Assets
Intangible assets as of April 28, 2012 and April 30, 2011 consisted of non-amortizable trademarks.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at April 28, 2012 were comprised of finished goods of $24.4 million and raw materials of $16.5 million.  Inventories at April 30, 2011 were comprised of finished goods of $20.2 million and raw materials of $13.1 million.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position.)

Marketing Costs
We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers.  Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place.  Marketing costs, which are included in selling, general and administrative expenses, totaled $45.8 million in Fiscal 2012, $52.9 million in Fiscal 2011 and $44.7 million in Fiscal 2010.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated in a similar manner, but includes the dilutive effect of stock options, which amounted to 181,000 shares in Fiscal 2012, 185,000 shares in Fiscal 2011 and 229,000 shares in Fiscal 2010.  Options to purchase 291,000 shares in Fiscal 2011 and 18,000 shares in Fiscal 2010 were not included in the calculation of diluted net income per share because these options were anti-dilutive.

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

Sales Incentives
We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets.  In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume.  When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume.  The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors.  Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.

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

Shipping and Handling Costs
Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income.  Such costs aggregated $45.6 million in Fiscal 2012, $45.1 million in Fiscal 2011 and $43.0 million in Fiscal 2010.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Balance at beginning of year	$452	$509	$445
Net charge to expense	4	67	340
Net charge-off	(57)	(124)	(276)
Balance at end of year	$399	$452	$509

As of April 28, 2012 and April 30, 2011, we did not have any customer that comprised more than 10% of trade receivables.  No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 28, 2012 and April 30, 2011 consisted of the following:

	(In thousands)
	2012	2011
Land	$9,779	$9,779
Buildings and improvements	48,363	47,374
Machinery and equipment	136,019	132,709
Total	194,161	189,862
Less accumulated depreciation	(137,432)	(134,525)
Property, plant and equipment – net	$56,729	$55,337

Depreciation expense was $8.5 million for Fiscal 2012, $9.3 million for Fiscal 2011 and $10.3 million for Fiscal 2010.

3.         ACCRUED LIABILITIES

Accrued liabilities as of April 28, 2012 and April 30, 2011 consisted of the following:

	(In thousands)
	2012	2011
Accrued compensation	$9,252	$9,862
Accrued promotions	5,450	7,130
Accrued insurance	1,621	2,078
Other	4,956	7,144
Total	$21,279	$26,214

4.        DEBT

At April 28, 2012, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% to .9% above LIBOR or, at our election, .5% below the banks’ reference rate.  At April 28, 2012, $2.4 million of the Credit Facilities was used for standby letters of credit and $72.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.  At April 28, 2012, we were in compliance with all loan covenants and approximately $1.2 million of retained earnings was restricted from distribution.

5.         CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid special cash dividends of $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of common stock.  As of April 28, 2012, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase.  There were no shares purchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer.  This agreement was originated in 1991 for the efficient use of management of two public companies at the time.  In 1994, one of those public entities, through a merger, no longer was managed in this manner.  Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction.  CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image.  In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company.  The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA.  While our sales from inception of this agreement have increased 63% and enterprise value has increased 896%, no incentive compensation has been paid.   We incurred management fees to CMA of $6.3 million for Fiscal 2012, $6.0 million for Fiscal 2011 and $5.9 million for Fiscal 2010.  Included in accounts payable were amounts due CMA of $3.0 million at April 28, 2012.

6.         DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2013.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2012 and Fiscal 2011:

	(In thousands)
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Recognized in AOCI-
(Loss) gain before income taxes	$(4,484)	$3,650	$603
Less income tax (benefit) provision	(1,642)	1,299	214
Net	(2,842)	2,351	389
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	290	(617)	599
Less income tax provision (benefit)	69	(220)	213
Net	221	(397)	386
Net change to AOCI	$(3,063)	$2,748	$3

As of April 28, 2012, the notional amount of our outstanding aluminum swap contracts was $21.7 million and, assuming no change in the commodity prices, $503,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Note 1.

As of April 28, 2012, the fair value of the derivative liability was $503,000, which was included in Accrued liabilities.  As of April 30, 2011, the fair value of the derivative asset was $4.3 million, which was included in Prepaid and other assets.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.         OTHER EXPENSE

Other expense (income) consisted of the following:
	(In thousands)
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest income	$(69)	$(140)	$(229)
Loss on disposal of property, net	7	82	291
Other	147	78	289
Total	$85	$20	$351

8.         INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current	$23,380	$22,590	$19,558
Deferred	(477)	(694)	(1,026)
Total	$22,903	$21,896	$18,532

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.  Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.  Deferred tax assets and liabilities as of April 28, 2012 and April 30, 2011 consisted of the following:

	(In thousands)
	2012	2011
Deferred tax assets:
Accrued expenses and other	$5,173	$4,893
Inventory and amortizable assets	450	497
Total deferred tax assets	5,623	5,390
Deferred tax liabilities:
Property	16,186	16,889
Intangibles and other	101	1,556
Total deferred tax liabilities	16,287	18,445
Net deferred tax liabilities	$10,664	$13,055
Current deferred tax assets – net	$3,550	$1,493
Noncurrent deferred tax liabilities – net	$14,214	$14,548

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.4	2.8
Manufacturing deduction benefit	(3.1)	(3.0)	(2.0)
Other differences	(.4)	.5	.3
Effective income tax rate	34.2%	34.9%	36.1%

As of April 28, 2012, the gross amount of unrecognized tax benefits was $4.5 million, of which $89,000 was recognized as tax benefit in Fiscal 2012.  If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $3.6 million.  A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in “Other liabilities” in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal 2012	Fiscal 2011	Fiscal 2010
Beginning balance	$4,687	$3,997	$3,662
Increases due to current period tax positions	408	857	391
Decreases due to lapse of statute of limitations	(547)	(167)	(56)
Ending balance	$4,548	$4,687	$3,997

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 28, 2012, unrecognized tax benefits included accrued interest of $540,000, of which approximately $20,000 was recognized as a tax benefit in Fiscal 2012.

We file annual income tax returns in the United States and in various state and local jurisdictions.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome.  We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances.  The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution.  Federal income tax returns for fiscal years subsequent to 2007 are subject to examination.  Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2007.

9.         STOCK-BASED COMPENSATION

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the stockholders.

The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,800,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,800,000 shares of common stock and (iii) performance awards consisting of any combination of the above.  The Omnibus Plan is designed to provide an incentive to officers and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage.  The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,680,000 during any year.  Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law.  Options generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest over a five-year period and expire after ten years.

The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 1,800,000 shares of common stock.  Options may be granted for such consideration as determined by the Board of Directors.  The vesting schedule and exercise price of these options are tied to the recipient’s ownership level of common stock and the terms generally allow for the reduction in exercise price upon each vesting period. Also, the Board of Directors authorized the issuance of options to purchase up to 50,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 240,000 shares of common stock to key employees, consultants, directors and officers.  Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period.  Options under the KEEP Program are forfeited in the event of the sale of shares used to acquire such options.  Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and the exercise price reduces to the stock par value at the end of the six-year vesting period.

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant.  The fair value of stock options is amortized to expense over the vesting period.  Stock options granted were 3,000 KEEP shares in Fiscal 2012, 301,500 shares in Fiscal 2011 and 3,000 KEEP shares in Fiscal 2010.  The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8 years for Fiscal 2012, 7.5 years for Fiscal 2011 and 8 years for Fiscal 2010; weighted average expected volatility of 42.9% for Fiscal 2012, 48.6% for Fiscal 2011 and 52.2% for Fiscal 2010; weighted average risk free interest rates of 2.5% for Fiscal 2012, 2.8% for Fiscal 2011 and 3.4% for Fiscal 2010; and expected dividend yield of 5.3% for Fiscal 2012, 4.3% for Fiscal 2011 and 4% for Fiscal 2010.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.  Forfeitures were estimated based on historical experience.

The following is a summary of stock option activity for Fiscal 2012:

	Number of Shares	Price (a)
Options outstanding, beginning of year	601,620	$7.51
Granted	3,000	6.14
Exercised	(59,420)	1.94
Cancelled	(32,580)	9.14
Options outstanding, end of year	512,620	7.24
Options exercisable, end of year	252,677	5.27

(a) Weighted average exercise price.

Stock-based compensation expense was $290,000 for Fiscal 2012, $446,000 for Fiscal 2011 and $349,000 for Fiscal 2010.  The total fair value of shares vested was $513,000 for Fiscal 2012, $135,000 for Fiscal 2011 and $402,000 for Fiscal 2010.  The total intrinsic value for stock options exercised was $758,000 for Fiscal 2012, $799,000 for Fiscal 2011 and $1,498,000 for Fiscal 2010.  Net cash proceeds from the exercise of stock options were $115,000 for Fiscal 2012, $209,000 for Fiscal 2011 and $266,000 for Fiscal 2010.  Stock based income tax benefits aggregated $295,000 for Fiscal 2012, $921,000 for Fiscal 2011 and $384,000 for Fiscal 2010.  The weighted average fair value for stock options granted was $8.16 for Fiscal 2012, $6.35 for Fiscal 2011 and $7.43 for Fiscal 2010.

As of April 28, 2012, unrecognized compensation expense related to the unvested portion of our stock options was $636,000, which is expected to be recognized over a weighted average period of 3.4 years.  The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 28, 2012 was 5.1 years and $3.8 million, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 28, 2012 was 4.0 years and $2.4 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of National Beverage common stock.  As of April 28, 2012, no shares have been issued under the plan.

10.       PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan.  Total contributions (including contributions to multi-employer plans reflected below) were $2.5 million for Fiscal 2012, $2.5 million for Fiscal 2011 and $2.3 million for Fiscal 2010.

The Company participates in various multi-employer defined benefit pension plans covering certain employees whose employment is covered under collective bargaining agreements. Under the Pension Protection Act (“PPA”), if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company could be required to pay the plan a withdrawal liability based on the underfunded status of the plan.

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”). The most recent PPA zone status available in Fiscal 2012 and Fiscal 2011 is for the plan’s years ending December 31, 2010 and 2009, respectively.

PPA Zone Status
Pension Fund	Fiscal 2012	Fiscal 2011	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2010 and December 31, 2009, respectively, the Company was not listed in the pension trust fund forms 5500 as providing more than 5% of the total contributions for the plans. The collective bargaining agreements covering the above pension trust funds expire on October 18, 2016 for the CSSS Fund and May 14, 2016 for the WCT Fund.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follows:

	(In thousands)
Pension Fund	Fiscal 2012	Fiscal 2011	Fiscal 2010
CSSS Fund	$944	$897	$840
WCT Fund	455	612	505
Other multi-employer pension funds	244	224	194
Total	$1,643	$1,733	$1,539

11.       COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2020.  Certain of these leases contain scheduled rent increases and/or renewal options.  Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term.  Rent expense under operating lease agreements totaled approximately $9.3 million for Fiscal 2012, $10.0 million for Fiscal 2011 and $8.9 million for Fiscal 2010.

Our minimum lease payments under non-cancelable operating leases as of April 28, 2012 were as follows:

(In thousands)
Fiscal 2013	$4,261
Fiscal 2014	2,925
Fiscal 2015	2,226
Fiscal 2016	1,987
Fiscal 2017	1,686
Thereafter	3,376
Total minimum lease payments	$16,461

As of April 28, 2012, we guaranteed the residual value of certain leased equipment in the amount of $7.1 million.  If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2012, the Company shall be required to pay the difference up to such guaranteed amount.  The Company expects to have no loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities.  As of April 28, 2012, we had purchase commitments for raw materials of $57.8 million for Fiscal 2013 and $45.0 million for Fiscal 2014.

From time to time, we are a party to various litigation matters arising in the ordinary course of business.  We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

12.       QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Net sales	$169,080	$157,974	$136,401	$165,431
Gross profit	61,074	54,103	45,235	52,845
Net income	13,435	11,123	7,904	11,531
Net income per share – basic	$.29	$.24	$.17	$.25
Net income per share – diluted	$.29	$.24	$.17	$.25

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net sales	$165,030	$151,127	$131,926	$152,110
Gross profit	58,488	56,355	49,530	54,281
Net income	12,053	10,207	7,407	11,087
Net income per share – basic	$.26	$.22	$.16	$.24
Net income per share – diluted	$.26	$.22	$.16	$.24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of April 28, 2012 and April 30, 2011 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended April 28, 2012.  We also have audited National Beverage Corp.’s internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 28, 2012 and April 30, 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended April 28, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey LLP
West Palm Beach, Florida
July 12, 2012

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

Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2012.

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

McGladrey LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 28, 2012.

Name	Age	Position with Company

Nick A. Caporella(1)	76	Chairman of the Board and
		Chief Executive Officer

Joseph G. Caporella(2)	52	President

George R. Bracken(3)	66	Senior Vice President – Finance

Dean A. McCoy(4)	55	Senior Vice President and
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

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	19
		Consolidated Statements of Income	20
		Consolidated Statements of Shareholders’ Equity	21
		Consolidated Statements of Cash Flows	22
		Notes to Consolidated Financial Statements	23
		Report of Independent Registered Public Accounting Firm	35
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(2) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(2) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(2) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(3) *

10.6	National Beverage Corp. Special Stock Option Plan(4) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(5) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(5) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(6)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(7) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(7)*

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(8)

21	Subsidiaries of Registrant(9)

23.1	Consent of Independent Registered Public Accounting Firm(9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

EXHIBIT INDEX
(continued)

Exhibit No.	Description

101
The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal period ended April 30, 2011 and is incorporated herein by reference.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer

Date: July 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 12, 2012.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and	Director
Chief Executive Officer

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Joseph P. Klock, Jr.
George R. Bracken	Joseph P. Klock, Jr.
Senior Vice President – Finance	Director
(Principal Financial Officer)

/s/ Dean A. McCoy	/s/ Stanley M. Sheridan
Dean A. McCoy	Stanley M. Sheridan
Senior Vice President and	Director
Chief Accounting Officer