Form 10-Q
period 2012-07-28
NATIONAL BEVERAGE CORP
filed 2012-09-06
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

The number of shares of registrant’s common stock outstanding as of August 30, 2012 was 46,298,555.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	July 28,	April 28,
	2012	2012
Assets
Current assets:
Cash and equivalents	$46,605	$35,626
Trade receivables - net of allowances of $433 ($399 at April 28)	65,112	61,591
Inventories	44,068	40,862
Deferred income taxes - net	4,091	3,550
Prepaid and other assets	4,266	4,425
Total current assets	164,142	146,054
Property, plant and equipment - net	55,796	56,729
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,647	5,445
	$240,345	$222,988

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$52,622	$54,875
Accrued liabilities	20,283	21,279
Income taxes payable	6,890	82
Total current liabilities	79,795	76,236
Deferred income taxes - net	14,054	14,214
Other liabilities	11,232	10,902
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,324,759 shares issued (50,321,559 shares at April 28)	503	503
Additional paid-in capital	30,539	30,425
Retained earnings	123,592	109,200
Accumulated other comprehensive loss	(1,520)	(642)
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	135,264	121,636
	$240,345	$222,988

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 28,	July 30,
	2012	2011

Net sales	$182,849	$169,080

Cost of sales	124,556	108,006

Gross profit	58,293	61,074

Selling, general and administrative expenses	36,253	40,358

Interest expense	32	23

Other expense - net	36	23

Income before income taxes	21,972	20,670

Provision for income taxes	7,580	7,235

Net income	$14,392	$13,435

Net income per share:
Basic	$.31	$.29
Diluted	$.31	$.29

Weighted average common shares outstanding:
Basic	46,291	46,241
Diluted	46,468	46,403

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 30,
	2012	2011

Net income	$14,392	$13,435

Cash flow hedges, net of tax	(878)	(1,105)

Comprehensive income	$13,514	$12,330

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 30,
	2012	2011
Number of Common Shares Issued
Beginning of period	50,322	50,262
Stock options exercised	3	41
End of period	50,325	50,303

Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	503	503

Additional Paid-In Capital
Beginning of period	30,425	29,725
Stock options exercised	24	58
Stock-based compensation	86	106
Stock-based tax benefits	4	113
End of period	30,539	30,002

Retained Earnings
Beginning of period	109,200	65,207
Net income	14,392	13,435
End of period	123,592	78,642

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(642)	2,751
Cash flow hedges, net of tax	(878)	(1,105)
End of period	(1,520)	1,646

Treasury Stock - Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$135,264	$92,943

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 30,
	2012	2011
Operating Activities:
Net income	$14,392	$13,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,953	2,725
Deferred income tax benefit	(163)	(134)
Loss (gain) on disposal of property, net	3	(2)
Stock-based compensation	86	106
Changes in assets and liabilities:
Trade receivables	(3,521)	(1,464)
Inventories	(3,206)	(6,383)
Prepaid and other assets	(825)	(618)
Accounts payable	(2,253)	3,052
Accrued and other liabilities	4,873	4,057
Net cash provided by operating activities	12,339	14,774

Investing Activities:
Additions to property, plant and equipment	(1,397)	(1,805)
Proceeds from sale of property, plant and equipment	9	11
Net cash used in investing activities	(1,388)	(1,794)

Financing Activities:
Proceeds from stock options exercised	24	58
Stock-based tax benefits	4	113
Net cash provided by financing activities	28	171

Net Increase in Cash and Equivalents	10,979	13,151

Cash and Equivalents - Beginning of Year	35,626	7,372

Cash and Equivalents - End of Period	$46,605	$20,523

Other Cash Flow Information:
Interest paid	$32	$19
Income taxes paid	$487	$474

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Accordingly, they do not include all information and notes presented in the annual consolidated financial statements.  The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The Company elected to report components of comprehensive income in two separate but consecutive statements. The new guidance was effective for the fiscal quarter ended July 28, 2012 and was applied retrospectively. The Company’s adoption of the new guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at July 28, 2012 are comprised of finished goods of $25.7 million and raw materials of $18.3 million.  Inventories at April 28, 2012 are comprised of finished goods of $24.4 million and raw materials of $16.5 million.

3.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:
	(In thousands)
	July 28, 2012	April 28, 2012
Land	$9,779	$9,779
Buildings and improvements	48,386	48,363
Machinery and equipment	137,196	136,019
Total	195,361	194,161
Less accumulated depreciation	(139,565)	(137,432)
Property – net	$55,796	$56,729

Depreciation expense was $2.3 million and $2.2 million for the three-month periods ended July 28, 2012 and July 30, 2011, respectively.

4.  DEBT

At July 28, 2012, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% to .9% above LIBOR or, at our election, .5% below the banks’ reference rate.  At July 28, 2012, $2.4 million of the Credit Facilities was used for standby letters of credit and $72.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At July 28, 2012, we were in compliance with all loan covenants and approximately $1.2 million of retained earnings was restricted from distribution.

5.  STOCK-BASED COMPENSATION

During the three months ended July 28, 2012, options to purchase 2,000 shares of common stock were granted (weighted average exercise price of $8.39 per share) and options to purchase 3,200 shares were exercised (weighted average exercise price of $7.49 per share).  At July 28, 2012, options to purchase 511,420 shares (weighted average exercise price of $7.24 per share) were outstanding and stock-based awards to purchase 2,978,864 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2013.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three months ended July 28, 2012 and July 30, 2011:

	(In thousands)
	2012	2011
Recognized in AOCI:
Loss before income taxes	$(2,318)	$(588)
Less income tax benefit	(881)	(219)
Net	$(1,437)	$(369)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$(902)	$1,143
Less income tax provision (benefit)	(343)	407
Net	$(559)	$736
Net change to AOCI	$(878)	$(1,105)

As of July 28, 2012, the notional amount of our outstanding aluminum swap contracts was $18.9 million and, assuming no change in the commodity prices, $1.9 million of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months.  See Note 1.

As of July 28, 2012 and April 28, 2012, the fair value of the derivative liability was $1.9 million and $503,000, respectively, which was included in Accrued liabilities.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.  COMMITMENTS AND CONTINGENCIES

As of July 28, 2012, the Company guaranteed the residual value of certain leased equipment in the amount of $6.7 million.  On August 1, 2012, the lease term was extended for 12 months to August 1, 2013.  If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount.  The Company expects to have no loss on such guarantee.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. is a holding company for various subsidiaries that develop, manufacture, market and sell a diverse portfolio of beverage products.  In this report, the terms “we”, “us”, “our”, “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

Our brands include soft drinks, energy drinks and shots, juices, teas, still and sparkling waters and nutritionally enhanced beverages, and span both carbonated and non-carbonated offerings.  In addition, we produce soft drinks for certain retailers (“Allied Brands”) who also promote certain of our brands (“Strategic Alliances”).  We employ a philosophy that demands vertical integration wherever possible and our vertically integrated manufacturing model unites the procurement of raw materials, production of concentrates and manufacturing of finished products in our twelve manufacturing facilities.  To service a diverse customer base that includes numerous national retailers as well as hundreds of smaller “up-and-down-the-street” accounts, we developed a hybrid distribution system which promotes and utilizes customers’ warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors.

We consider ourselves to be a leader in the development and sale of flavored beverage products.  Our soft drink flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, and includes our Ritz® and Big Shot® brands.  For the health-conscious consumer, we offer a diverse line of flavored beverage products, including Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products; LaCroix®, Crystal Bay® and Clear Fruit® flavored, sparkling and spring water products; and Àsanté® nutritionally-enhanced beverages.  In addition, we produce and market Rip It® energy drinks and shots, Ohana® fruit-flavored non-carbonated drinks, Sundance® teas and lemonades and St. Nick’s® holiday soft drinks.  We refer to our portfolio of brands other than soft drinks as our “Power+ Brands”.

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

RESULTS OF OPERATIONS

Three Months Ended July 28, 2012 (first quarter of fiscal 2013) compared to
Three Months Ended July 30, 2011 (first quarter of fiscal 2012)

Net sales for the first quarter of fiscal 2013 increased 8.1% to $182.8 million as compared to $169.1 million for the first quarter of fiscal 2012.  The sales improvement is due to case volume growth of 12.3% for our Power+ Brands and 10.2% for carbonated soft drinks.  This sales improvement was partially offset by a 2.4% decline in unit pricing primarily due to product mix changes.

Gross profit approximated 31.9% of net sales for the first quarter of fiscal 2013 compared to 36.1% of net sales for the first quarter of fiscal 2012.  The gross profit decline is due to higher raw material costs and product mix changes.  Cost of sales increased 4.1% on a per unit basis.

Selling, general & administrative expenses were $36.3 million or 19.8% of net sales for the first quarter of fiscal 2013 compared to $40.4 million or 23.9% of net sales for the first quarter of fiscal 2012.  The decrease in expenses was due to lower marketing and administration expenses.

Other expense includes interest income of $14,000 for the first quarter of fiscal 2013 and $10,000 for the first quarter of fiscal 2012.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.5% for the first quarter of fiscal 2013 and 35.0% for the first quarter of fiscal 2012.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  We maintain $75 million unsecured revolving credit facilities of which $2.4 million was used for standby letters of credit at July 28, 2012.  We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the foreseeable future.

Cash Flows
The Company’s cash position for the first quarter of fiscal 2013 increased $11.0 million from April 28, 2012, which compares to an increase of $13.2 million for the similar 2012 fiscal period.

Net cash provided by operating activities for the first quarter of fiscal 2013 amounted to $12.3 million compared to $14.8 million for the similar 2012 fiscal period.  For the first quarter of fiscal 2013, cash flow was principally generated by net income of $14.4 million and depreciation and amortization aggregating $3.0 million, offset in part by an increase in receivables and inventories.

Net cash used in investing activities for the first quarter of fiscal 2013, principally capital expenditures, amounted to $1.4 million compared to $1.8 million for the similar 2012 fiscal period.

Financial Position
During the first quarter of fiscal 2013, working capital increased $14.5 million to $84.3 million due to cash generated from operations.  Trade receivables increased $3.5 million, which represents a reduction in days sales outstanding from approximately 33.9 days at year-end to 32.4 days, and inventories increased $3.2 million, which represents an increase in inventory turns from 11.0 at year-end to 11.3 times.  These increases are primarily due to higher demand related to seasonal requirements. The current ratio was 2.1 to 1 at July 28, 2012 and 1.9 to 1 at April 28, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012 and other filings with the Securities and Exchange Commission.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

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

101
The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 6, 2012

National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer