Form 10-Q
period 2012-10-27
NATIONAL BEVERAGE CORP
filed 2012-12-06
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

The number of shares of registrant’s common stock outstanding as of November 28, 2012 was 46,307,295.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)

	October 27, 2012	April 28, 2012
Assets
Current assets:
Cash and equivalents	$48,706	$35,626
Trade receivables - net of allowances of $450 ($399 at April 28)	56,619	61,591
Inventories	42,930	40,862
Deferred income taxes - net	3,773	3,550
Prepaid and other assets	4,174	4,425
Total current assets	156,202	146,054
Property, plant and equipment - net	55,211	56,729
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,869	5,445
Total assets	$232,042	$222,988

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$39,755	$54,875
Accrued liabilities	18,229	21,279
Income taxes payable	750	82
Total current liabilities	58,734	76,236
Deferred income taxes - net	13,903	14,214
Other liabilities	11,433	10,902
Shareholders' equity:
Preferred stock, 7% cumulative, $1 par value, aggregate liquidation preference of $15,000 - 1,000,000 shares authorized; 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,338,279 shares issued (50,321,559 shares at April 28)	503	503
Additional paid-in capital	30,732	30,425
Retained earnings	135,609	109,200
Accumulated other comprehensive loss	(1,022)	(642)
Treasury stock - at cost:
Preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	147,972	121,636
Total liabilities & shareholders' equity	$232,042	$222,988

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$166,568	$157,974	$349,417	$327,054

Cost of sales	111,977	103,871	236,533	211,877

Gross profit	54,591	54,103	112,884	115,177

Selling, general and administrative expenses	36,127	36,913	72,380	77,271

Interest expense	31	31	63	54

Other expense - net	86	47	122	70

Income before income taxes	18,347	17,112	40,319	37,782

Provision for income taxes	6,330	5,989	13,910	13,224

Net income	$12,017	$11,123	$26,409	$24,558

Net income per share:
Basic	$.26	$.24	$.57	$.53
Diluted	$.26	$.24	$.57	$.53

Weighted average common shares outstanding:
Basic	46,300	46,272	46,296	46,257
Diluted	46,485	46,448	46,477	46,426

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net income	$12,017	$11,123	$26,409	$24,558

Cash flow hedges, net of tax	498	(2,504)	(380)	(3,609)

Comprehensive income	$12,515	$8,619	$26,029	$20,949

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended
	October 27, 2012	October 29, 2011
Number of Common Shares Issued
Beginning of period	50,322	50,262
Stock options exercised	16	46
End of period	50,338	50,308

Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	503	503

Additional Paid-In Capital
Beginning of period	30,425	29,725
Stock options exercised	129	88
Stock-based compensation	156	130
Stock-based tax benefits	22	126
End of period	30,732	30,069

Retained Earnings
Beginning of period	109,200	65,207
Net income	26,409	24,558
End of period	135,609	89,765

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(642)	2,751
Cash flow hedges, net of tax	(380)	(3,609)
End of period	(1,022)	(858)

Treasury Stock - Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$147,972	$101,629

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 27, 2012	October 29, 2011
Operating Activities:
Net income	$26,409	$24,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,759	5,408
Deferred income tax benefit	(317)	(285)
Loss (gain) on disposal of property, net	44	(5)
Stock-based compensation	156	130
Changes in assets and liabilities:
Trade receivables	4,972	4,504
Inventories	(2,068)	(4,948)
Prepaid and other assets	(1,121)	(673)
Accounts payable	(15,120)	(6,492)
Accrued and other liabilities	(2,569)	(4,076)
Net cash provided by operating activities	16,145	18,121

Investing Activities:
Additions to property, plant and equipment	(3,226)	(3,783)
Proceeds from sale of property, plant and equipment	10	19
Net cash used in investing activities	(3,216)	(3,764)

Financing Activities:
Proceeds from stock options exercised	129	88
Stock-based tax benefits	22	126
Net cash provided by financing activities	151	214

Net Increase in Cash and Equivalents	13,080	14,571

Cash and Equivalents - Beginning of Year	35,626	7,372

Cash and Equivalents - End of Period	$48,706	$21,943

Other Cash Flow Information:
Interest paid	$51	$38
Income taxes paid	$13,046	$12,349

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

Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The new guidance was effective as of the beginning of fiscal 2013 and was applied retrospectively. The Company’s adoption of the new guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

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

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at October 27, 2012 are comprised of finished goods of $24.6 million and raw materials of $18.3 million.  Inventories at April 28, 2012 are comprised of finished goods of $24.4 million and raw materials of $16.5 million.

3.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:
	(In thousands)
	October 27, 2012	April 28, 2012
Land	$9,779	$9,779
Buildings and improvements	48,550	48,363
Machinery and equipment	138,458	136,019
Total	196,787	194,161
Less accumulated depreciation	(141,576)	(137,432)
Property – net	$55,211	$56,729

Depreciation expense was $2.4 million and $4.7 million for the three and six months ended October 27, 2012, respectively, and $2.2 million and $4.3 million for the three and six months ended October 29, 2011, respectively.

4.  DEBT

At October 27, 2012, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $75 million (the “Credit Facilities”).  The Credit Facilities expire through July 8, 2013 and, currently, any borrowings would bear interest at .3% to .9% above LIBOR or, at our election, .5% below the banks’ reference rate.  At October 27, 2012, $2.4 million of the Credit Facilities was used for standby letters of credit and $72.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At October 27, 2012, we were in compliance with all loan covenants and approximately $1.2 million of retained earnings was restricted from distribution.

On November 23, 2012, the subsidiary amended a credit facility with a bank to increase the amount of available credit from $25 million to $50 million and extend the maturity date to November 22, 2015.

5.  STOCK-BASED COMPENSATION

During the six months ended October 27, 2012, options to purchase 2,000 shares of common stock were granted (weighted average exercise price of $8.39 per share), options to purchase 16,720 shares were exercised (weighted average exercise price of $7.74 per share), and options to purchase 4,200 shares were cancelled (weighted average exercise price of $11.35).  At October 27, 2012, options to purchase 493,700 shares (weighted average exercise price of $7.04 per share) were outstanding and stock-based awards to purchase 2,983,064 shares of common stock were available for grant.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2013.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and six months ended October 27, 2012 and October 29, 2011:

	(In thousands)
	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Recognized in AOCI:
Gain (loss) before income taxes	$175	$(3,348)	$(2,143)	$(3,936)
Less income tax provision (benefit)	86	(1,215)	(795)	(1,434)
Net	$89	$(2,133)	$(1,348)	$(2,502)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$(644)	$576	$(1,546)	$1,719
Less income tax provision (benefit)	(235)	205	(578)	612
Net	$(409)	$371	$(968)	$1,107
Net change to AOCI	$498	$(2,504)	$(380)	$(3,609)

As of October 27, 2012, the notional amount of our outstanding aluminum swap contracts was $12.6 million and, assuming no change in the commodity prices, $1.1 million of unrealized net loss (before tax) will be reclassified from AOCI and recognized in cost of sales over the next seven months.  See Note 1.

As of October 27, 2012 and April 28, 2012, the fair value of the derivative liability was $1.1 million and $503,000, respectively, which was included in Accrued liabilities.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.  COMMITMENTS AND CONTINGENCIES

As of October 27, 2012, the Company guaranteed the residual value of certain leased equipment in the amount of $6.7 million.  On August 1, 2012, the lease term was extended for 12 months to August 1, 2013.  If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount.  The Company expects to have no loss on such guarantee.

8.  SUBSEQUENT EVENT

On November 23, 2012, the Company declared a special cash dividend of $2.55 per share payable to shareholders of record on December 7, 2012.  The cash dividend, expected to approximate $118 million, will be paid from available cash and credit facilities on or before February 1, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended October 27, 2012 (second quarter of fiscal 2013) compared to Three Months Ended October 29, 2011 (second quarter of fiscal 2012)

Net sales for the second quarter of fiscal 2013 increased 5.4% to $166.6 million as compared to $158.0 million for the second quarter of fiscal 2012.  The sales improvement is due to case volume growth of 15.4% for our Power+ Brands and 6.3% for carbonated soft drinks.  This sales improvement was partially offset by a 2.9% decline in unit pricing primarily due to product mix changes.

Gross profit approximated 32.8% of net sales for the second quarter of fiscal 2013 compared to 34.2% of net sales for the second quarter of fiscal 2012.  The gross profit decline is due to product mix changes and lower pricing mentioned above.  Cost of sales decreased .8% on a per unit basis.

Selling, general & administrative expenses were $36.1 million or 21.7% of net sales for the second quarter of fiscal 2013 compared to $36.9 million or 23.4% of net sales for the second quarter of fiscal 2012.  The decrease in expenses was due to lower marketing costs.

Other expense includes interest income of $11,000 for the second quarter of fiscal 2013 and $13,000 for the second quarter of fiscal 2012.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.5% for the second quarter of fiscal 2013 and 35.0% for the second quarter of fiscal 2012.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Six Months Ended October 27, 2012 (first six months of fiscal 2013) compared to Six Months Ended October 29, 2011 (first six months of fiscal 2012)

Net sales for the first six months of fiscal 2013 increased 6.8% to $349.4 million as compared to $327.1 million for the first six months of fiscal 2012.  The sales improvement is due to case volume growth of 18.3% for our Power+ Brands and 6.8% for carbonated soft drinks.  This sales improvement was partially offset by a 2.6% decline in unit pricing primarily due to product mix changes.

Gross profit approximated 32.3% of net sales for the first six months of fiscal 2013 compared to 35.2% of net sales for the first six months of fiscal 2012.  The gross profit decline is due to product mix changes and lower pricing mentioned above.  Cost of sales increased 1.7% on a per unit basis.

Selling, general & administrative expenses were $72.4 million or 20.7% of net sales for the first six months of fiscal 2013 compared to $77.3 million or 23.6% of net sales for the first six months of fiscal 2012.  The decrease in expenses was due to lower marketing and administration expenses.

Other expense includes interest income of $25,000 for the first six months of fiscal 2013 and $23,000 for the first six months of fiscal 2012.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.5% for the first six months of fiscal 2013 and 35.0% for the first six months of fiscal 2012.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations, which may be supplemented by borrowings available under our credit facilities.  We maintain $75 million unsecured revolving credit facilities of which $2.4 million was used for standby letters of credit at October 27, 2012.  On November 23, 2012, the Company amended one of its credit facilities to increase the amount of available credit from $25 million to $50 million and extend the maturity date to November 22, 2015. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 23, 2012, the Company declared a special cash dividend of $2.55 per share payable to shareholders of record on December 7, 2012. The cash dividend, expected to approximate $118 million, will be paid from available cash and credit facilities on or before February 1, 2013.

Cash Flows
The Company’s cash position for the first six months of fiscal 2013 increased $13.1 million from April 28, 2012, which compares to an increase of $14.6 million for the similar 2012 fiscal period.

Net cash provided by operating activities for the first six months of fiscal 2013 amounted to $16.1 million compared to $18.1 million for the similar 2012 fiscal period.  For the first six months of fiscal 2013, cash flow was principally provided by net income of $26.4 million and depreciation and amortization aggregating $5.8 million, offset in part by an increase in inventories and a decline in accounts payable.

Net cash used in investing activities for the first six months of fiscal 2013, principally capital expenditures, amounted to $3.2 million compared to $3.8 million for the similar 2012 fiscal period.

Financial Position
During the first six months of fiscal 2013, working capital increased $27.7 million to $97.5 million due to cash generated from operations.  Trade receivables decreased $5.0 million, which represents a reduction in days sales outstanding from approximately 33.9 days at year-end to 30.9 days, and inventories increased $2.1 million, which represents a decrease in inventory turns from 11.0 at year-end to 10.4 times.  The current ratio was 2.7 to 1 at October 27, 2012 and 1.9 to 1 at April 28, 2012.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

ITEM 6.  EXHIBITS

Exhibit No.                                                                Description

10.1	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 6, 2012

National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer