Form 10-Q
period 2013-01-26
NATIONAL BEVERAGE CORP
filed 2013-03-07
CIK 69891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2013

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

The number of shares of registrant’s common stock outstanding as of February 28, 2013 was 46,329,015.

NATIONAL BEVERAGE CORP.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share amounts)
	January 26, 2013	April 28, 2012
Assets
Current assets:
Cash and equivalents	$18,495	$35,626
Trade receivables - net of allowances of $454 ($399 at April 28)	51,178	61,591
Inventories	41,662	40,862
Deferred income taxes - net	3,413	3,550
Prepaid and other assets	4,131	4,425
Total current assets	118,879	146,054
Property, plant and equipment - net	55,770	56,729
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,818	5,445
Total assets	$195,227	$222,988

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$34,926	$54,875
Accrued liabilities	16,376	21,279
Income taxes payable	589	82
Total current liabilities	51,891	76,236
Long-term debt	60,000	-
Deferred income taxes - net	13,769	14,214
Other liabilities	10,791	10,902
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 400,000 shares issued at January 26, aggregate liquidation preference of $20,000	400	-
Common stock, $.01 par value - 75,000,000 shares authorized; 50,361,799 shares issued (50,321,559 shares at April 28)	504	503
Additional paid-in capital	50,248	30,425
Retained earnings	25,881	109,200
Accumulated other comprehensive loss	(407)	(642)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	58,776	121,636
Total liabilities and shareholders' equity	$195,227	$222,988

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net sales	$144,723	$136,401	$494,140	$463,455

Cost of sales	98,370	91,166	334,903	303,043

Gross profit	46,353	45,235	159,237	160,412

Selling, general and administrative expenses	33,930	33,415	106,310	110,686

Interest expense	116	31	179	85

Other expense - net	23	11	145	81

Income before income taxes	12,284	11,778	52,603	49,560

Provision for income taxes	3,870	3,874	17,780	17,098

Net income	$8,414	$7,904	$34,823	$32,462

Earnings per common share
Basic	$.18	$.17	$.75	$.70
Diluted	$.18	$.17	$.75	$.70

Weighted average common shares outstanding:
Basic	46,321	46,276	46,304	46,263
Diluted	46,482	46,472	46,478	46,441

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Net income	$8,414	$7,904	$34,823	$32,462

Cash flow hedges, net of tax	615	873	235	(2,736)

Comprehensive income	$9,029	$8,777	$35,058	$29,726

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 26, 2013	January 28, 2012
Preferred Stock
Beginning of period	$150	$150
Preferred stock issued	400	-
End of period	550	150

Common Stock
Beginning of period	503	503
Stock options exercised	1	-
End of period	504	503

Additional Paid-In Capital
Beginning of period	30,425	29,725
Preferred stock issued	19,310	-
Stock options exercised	238	100
Stock-based compensation	183	224
Stock-based tax benefits	92	131
End of period	50,248	30,180

Retained Earnings
Beginning of period	109,200	65,207
Net income	34,823	32,462
Common stock cash dividend	(118,139)	-
Preferred stock cash dividend	(3)	-
End of period	25,881	97,669

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(642)	2,751
Cash flow hedges, net of tax	235	(2,736)
End of period	(407)	15

Treasury Stock - Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$58,776	$110,517

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 26, 2013	January 28, 2012
Operating Activities:
Net income	$34,823	$32,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,435	7,963
Deferred income tax benefit	(453)	(391)
Loss (gain) on disposal of property, net	56	(12)
Stock-based compensation	183	224
Changes in assets and liabilities:
Trade receivables	10,413	5,726
Inventories	(800)	(4,805)
Prepaid and other assets	(1,540)	(1,157)
Accounts payable	(19,949)	(12,346)
Accrued and other liabilities	(4,198)	(9,163)
Net cash provided by operating activities	26,970	18,501

Investing Activities:
Additions to property, plant and equipment	(6,025)	(6,172)
Proceeds from sale of property, plant and equipment	22	29
Net cash used in investing activities	(6,003)	(6,143)

Financing Activities:
Common stock cash dividend	(118,139)	-
Borrowings under credit facilities, net	60,000	-
Proceeds from sale of preferred stock, net	19,710	-
Proceeds from stock options exercised	239	100
Stock-based tax benefits	92	131
Net cash (used in) provided by financing activities	(38,098)	231

Net (Decrease) Increase in Cash and Equivalents	(17,131)	12,589

Cash and Equivalents - Beginning of Year	35,626	7,372

Cash and Equivalents - End of Period	$18,495	$19,961

Other Cash Flow Information:
Interest paid	$160	$82
Income taxes paid	$17,527	$17,153

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

Derivative Financial Instruments
We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs.  All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets.  The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instruments.  We do not use derivative financial instruments for trading or speculative purposes.  Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements.  See Note 7.

Earnings Per Common Share
Basic earnings per common share is computed by dividing earnings applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options.

2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market.  Inventories at January 26, 2013 are comprised of finished goods of $25.2 million and raw materials of $16.4 million.  Inventories at April 28, 2012 are comprised of finished goods of $24.4 million and raw materials of $16.5 million.

3.  PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:
	(In thousands)
	January 26, 2013	April 28, 2012
Land	$9,779	$9,779
Buildings and improvements	48,785	48,363
Machinery and equipment	140,727	136,019
Total	199,291	194,161
Less accumulated depreciation	(143,521)	(137,432)
Property – net	$55,770	$56,729

Depreciation expense was $2.2 million and $6.9 million for the three and nine months ended January 26, 2013, respectively, and $2.1 million and $6.4 million for the three and nine months ended January 28, 2012, respectively.

4.  DEBT

At January 26, 2013, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”).  The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at 1% above LIBOR (1.2% at January 26, 2013).  At January 26, 2013, borrowings outstanding under the Credit Facilities were $60 million, $2.4 million of the Credit Facilities was used for standby letters of credit and $37.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.   At January 26, 2013, we were in compliance with all loan covenants.

5.  STOCK-BASED COMPENSATION

During the nine months ended January 26, 2013, options to purchase 2,000 shares of common stock were granted (weighted average exercise price of $8.39 per share), options to purchase 40,240 shares were exercised (weighted average exercise price of $5.95 per share), and options to purchase 32,570 shares were cancelled (weighted average exercise price of $4.90).  At January 26, 2013, options to purchase 441,810 shares (weighted average exercise price of $7.35 per share) were outstanding and stock-based awards to purchase 3,006,634 shares of common stock were available for grant.

6.  PREFERRED STOCK

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million.  Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR.  Dividends are cumulative and payable quarterly.  The Series D Preferred is nonvoting and is redeemable at the option of the Company beginning May 1, 2014 at $50 per share.  The net proceeds of $19.7 million were used to repay borrowings under the credit facilities.  In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, has no liquidation value.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2013.  The financial instruments were designated and accounted for as a cash flow hedge.  Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of our cash flow hedge was immaterial.  The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and nine months ended January 26, 2013 and January 28, 2012:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Recognized in AOCI:
Gain (loss) before income taxes	$735	$697	$(1,408)	$(3,239)
Less income tax provision (benefit)	272	265	(523)	(1,169)
Net	$463	$432	$(885)	$(2,070)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$(242)	$(711)	$(1,788)	$1,008
Less income tax provision (benefit)	(90)	(270)	(668)	342
Net	$(152)	$(441)	$(1,120)	$666
Net change to AOCI	$615	$873	$235	$(2,736)

As of January 26, 2013, the notional amount of our outstanding aluminum swap contracts was $7.5 million and, assuming no change in the commodity prices, $123,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in cost of sales over the next three months.  See Note 1.

As of January 26, 2013 and April 28, 2012, the fair value of the derivative liability was $123,000 and $503,000, respectively, which was included in Accrued liabilities.  Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 in the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

8.  COMMITMENTS AND CONTINGENCIES

As of January 26, 2013, the Company guaranteed the residual value of certain leased equipment in the amount of $6.7 million.  If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2013, the Company shall be required to pay the difference up to such guaranteed amount.  The Company expects to have no loss on such guarantee.

9.  COMMON STOCK CASH DIVIDENDS

On November 23, 2012, the Company declared a special cash dividend of $2.55 per share payable to shareholders of record on December 7, 2012.  The cash dividend, aggregating $118.1 million, was paid from available cash and borrowings under credit facilities on December 27, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended January 26, 2013 (third quarter of fiscal 2013) compared to
Three Months Ended January 28, 2012 (third quarter of fiscal 2012)

Net sales for the third quarter of fiscal 2013 increased 6.1% to $144.7 million compared to $136.4 million for the third quarter of fiscal 2012.  The sales improvement is due to case volume growth of 2.8% for our Power+ Brands and 9.9% for carbonated soft drinks.  This sales improvement was partially offset by a 1.7% decline in unit pricing, primarily due to product mix changes.

Gross profit approximated 32.0% of net sales for the third quarter of fiscal 2013 compared to 33.2% of net sales for the third quarter of fiscal 2012.  The gross profit decline is due to product mix changes and lower unit pricing mentioned above.  Cost of sales per unit remained unchanged.

Selling, general & administrative expenses were $33.9 million or 23.4% of net sales for the third quarter of fiscal 2013 compared to $33.4 million or 24.5% of net sales for the third quarter of fiscal 2012.  The increase in expenses was due to higher distribution and administrative expenses.

Interest expense increased to $116,000 for the third quarter of fiscal 2013, primarily due to increased borrowings under credit facilities.  Other expense includes interest income of $9,000 for the third quarter of fiscal 2013 and $18,000 for the third quarter of fiscal 2012.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 31.5% for the third quarter of fiscal 2013 and 32.9% for the third quarter of fiscal 2012.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Nine Months Ended January 26, 2013 (first nine months of fiscal 2013) compared to
Nine Months Ended January 28, 2012 (first nine months of fiscal 2012)

Net sales for the first nine months of fiscal 2013 increased 6.6% to $494.1 million compared to $463.5 million for the first nine months of fiscal 2012.  The sales improvement is due to case volume growth of 7.3% for our Power+ Brands and 9.9% for carbonated soft drinks.  This sales improvement was partially offset by a 2.4% decline in unit pricing, primarily due to product mix changes.

Gross profit approximated 32.2% of net sales for the first nine months of fiscal 2013 compared to 34.6% of net sales for the first nine months of fiscal 2012.  The gross profit decline is due to product mix changes and lower unit pricing mentioned above.  Cost of sales increased 1.2% on a per unit basis.

Selling, general & administrative expenses were $106.3 million or 21.5% of net sales for the first nine months of fiscal 2013 compared to $110.7 million or 23.9% of net sales for the first nine months of fiscal 2012.  The decrease in expenses was due to lower marketing and administrative expenses.

Interest expense increased to $179,000 for the first nine months of fiscal 2013, primarily due to increased borrowings under credit facilities.  Other expense includes interest income of $34,000 for the first nine months of fiscal 2013 and $41,000 for the first nine months of fiscal 2012.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 33.8% for the first nine months of fiscal 2013 and 34.5% for the first nine months of fiscal 2012.  The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources
Our principal source of funds is cash generated from operations and borrowings under our credit facilities.  At January 26, 2013, we maintained $100 million unsecured revolving credit facilities of which $60 million of borrowings were outstanding and $2.4 million was used for standby letters of credit.  We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share for an aggregate purchase price of $20 million.  See Note 6 of Notes to Consolidated Financial Statements.

On November 23, 2012, the Company declared a special cash dividend of $2.55 per share payable to shareholders of record on December 7, 2012.  The cash dividend, aggregating $118.1 million, was paid from available cash and borrowings under credit facilities on December 27, 2012.

Cash Flows
The Company’s cash position for the first nine months of fiscal 2013 decreased $17.1 million from April 28, 2012, which compares to an increase of $12.6 million for the similar 2012 fiscal period.

Net cash provided by operating activities for the first nine months of fiscal 2013 amounted to $27.0 million compared to $18.5 million for the similar 2012 fiscal period.  For the first nine months of fiscal 2013, cash flow was principally provided by net income of $34.8 million and depreciation and amortization aggregating $8.4 million, offset in part by a decline in accounts payable.

Net cash used in investing activities for the first nine months of fiscal 2013, principally capital expenditures, amounted to $6.0 million compared to $6.1 million for the similar 2012 fiscal period.

Net cash used in financing activities for the first nine months of fiscal 2013 amounted to $38.1 million, which included cash dividends paid of $118.1 million partially offset by $60 million in borrowings under credit facilities and $19.7 million in net proceeds from sale of preferred stock.

Financial Position
During the first nine months of fiscal 2013, working capital decreased $2.8 million to $67.0 million. The decline in working capital resulted from lower cash and receivable levels, partially offset by a lower accounts payable balance. Due to seasonality, trade receivables decreased $10.4 million and accounts payable decreased $19.9 million.  Trade receivables represented approximately 32.2 days sales outstanding at January 26, 2013, compared to 33.5 days sales outstanding at January 28, 2012.  Inventories increased approximately $3.5 million from the year ago quarter, which represents a decrease in inventory turnover from 9.6 times to 9.4 times.  The increase in inventory is due primarily to higher finished goods levels to support increased sales volumes and planned customer promotions.  The current ratio was 2.3 to 1 at January 26, 2013 and 1.9 to 1 at April 28, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) to 8100 Partners, LLC for an aggregate purchase price of $20 million.  Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR.  The net proceeds of $19.7 million were used to repay borrowings under credit facilities.  See Form 8-K Current Report, dated January 25, 2013, which is incorporated herein by reference, for additional information.

ITEM 6.  EXHIBITS

Exhibit No.                                                                Description

10.1	First Amendment to Second Amended and Restated Credit Agreement dated January 16, 2013 between NewBevCo, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 7, 2013
National Beverage Corp
(Registrant)

By: /s/Dean A. McCoy
Dean A. McCoy
Senior Vice President and Chief Accounting Officer