Form 10-K
period 2013-04-27
NATIONAL BEVERAGE CORP
filed 2013-07-11
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 27, 2013

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $14.95 on October 26, 2012 was approximately $169.5 million.

The number of shares of Registrant’s common stock outstanding as of July 2, 2013 was 46,329,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

GENERAL

National Beverage Corp. is an acknowledged leader in the development, manufacturing, marketing and sale of a diverse portfolio of flavored beverage products. Our primary market focus is the United States, but our products are also distributed in Canada, Mexico, the Caribbean, Latin America, the Pacific Rim, Asia, Europe and the Middle East. A holding company for various operating subsidiaries, National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands consist of (i) carbonated soft drinks in a variety of flavors as well as regular, diet and reduced-calorie options, and (ii) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including energy drinks and shots, juices, sparkling waters and enhanced beverages. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the concept (“Strategic Alliance”) of having our brands and the Allied Brands marketed to produce the effect of enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our vertically-integrated manufacturing model unites the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as hundreds of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customers’ warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We believe that the combination of our business strategies and philosophies is key to giving us a greater competitive advantage and differentiating us from our competitors. These include the following:

Fantasy of Flavors – Throughout our product lines, we emphasize distinctly flavored beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume. In the higher margin convenience store channel, flavors now represent 56% of soft drink sales and are outpacing colas. Our flavor development spans more than 100 years and originated with our flagship brands, Shasta® and Faygo®, each of which offers more than 50 flavor varieties.

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

Quality-Value Ethic – We believe that consumers demand value as the purchase default option in volatile economic times, and we are intent on producing and developing products of the highest quality that appeal to the value expectations of the family consumer. We believe we can leverage our cost-effective manufacturing and distribution systems, and our efficient regionally focused marketing programs, to profitably deliver products to the consumer at a lower price-point than our national competitors.

Creative Agility – In a beverage industry that is dominated by the “cola giants”, we pride ourselves on our ability to respond faster and more creatively to consumer trends than many of our competitors which are burdened by distribution complexity and legacy costs. We strive to build long-term brand value by developing creative marketing programs, propriety flavors and distinctive packaging. During the past two years, we have introduced numerous new flavors or package sizes and have won many package design awards. We continue to develop products and package sizes designed to expand distribution in the higher-margin convenience store channel. We believe that the most dynamic validation of our strategy is our competitors’ efforts to replicate our creative business model.

Lifestyle Focus – In recent years, we have honed our focus on developing healthier and functional beverages in response to a global shift in consumer buying habits. As health and wellness awareness grows, consumers are turning to drinks with reduced calories, wholesome ingredients and efficacy to meet their specific lifestyle needs. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy changing preferences of an increasingly diverse mix of consumers.

PRODUCTS

Our wide variety of brands meets the demands of multiple consumer groups:

Established more than 120 years ago and distributed nationally, Shasta is recognized to be a bottling industry pioneer and innovator. As our largest volume brand, Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and unique tastes such as California Dreamin’, Very Cherry Twist and Fiesta Punch. More than 100 years old, Faygo products are primarily distributed east of the Mississippi River and include numerous unique flavors including RedPop, Moon Mist® and Rock’n’Rye®. We also produce and market Ritz® soft drinks and seltzers, primarily in the southeastern U.S., distribute Big Shot® in New Orleans and surrounding areas, and offer St. Nick’s® soft drinks during the holiday season.

With all natural ingredients, LaCroix® has been outpacing the growing sparkling water segment that is fast becoming the alternative to the more typical carbonated soft drink. Containing no calories, sodium or caffeine, LaCroix has the support of major national chains and is the top- selling canned sparkling water in the U.S. as well as the number one domestically-produced sparkling water. New themes of LaCroix with new packages and ingredient concepts are being designed and tested to be sold in new areas for the retailer not presently utilized for soft drinks. Other products we deliver the health-conscious consumer include Clear Fruit®, a clean, crisp, all natural non-carbonated beverage; and Crystal Bay®, a zero-calorie combination of sparkling water and lively fruit flavors.

Rip It® energy fuel is available nationally in 19 flavors including five sugar-free and three non-carbonated varieties, and is a dominant player in the dollar-store channel. Building on the success of Rip It, we offer two-ounce Rip It Shots in six flavors, including Tribute – a new blend of active mandarin and live wild lime. For consumers seeking vitamin-enhanced hydration, we offer Mega Sport® in four reinvigorating flavors.

Everfresh®, Home Juice® and Mr. Pure® 100% fresh juice and juice-added products and non-carbonated fruit drinks are available in over 30 flavors including Blueberry Pomegranate, Kiwi Strawberry and Pineapple Mango. Originating in the Midwest over 50 years ago, these brands feature unique glass packaging targeted primarily for single-serve consumption. Our Ohana® line of fruit drinks, lemonades and teas quenches thirst without carbonation. We have been successfully expanding to new geographic areas through both independent and Company-owned distribution facilities.

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

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, airlines, hotels and food-service wholesalers. Also, our Company-owned direct-store delivery fleet distributes products to certain schools and other food-service customers.

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe vending and cooler equipment increases beverage sales, enhances brand awareness and develops brand loyalty.

SALES AND MARKETING

We sell and market our products through an internal sales force as well as specialized broker networks. Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines. We believe this focus allows our sales group to provide high level, responsive service and support to our customers and markets.

The emphasis of our sales and marketing programs is to maintain and enhance consumer brand recognition and loyalty, typically through a combination of regional advertising, special event marketing, endorsements, sponsorships and social media, along with consumer coupon distribution and product sampling. We retain advertising agencies to assist with media advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. These elements allow us to tailor our marketing and advertising programs to meet local and regional economic conditions and demographics. Additionally, we sponsor special holiday promotions which feature St. Nick’s soft drink and special holiday flavors and packaging.

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

Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. A significant portion of our raw material purchases, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities and/or the requirement to purchase all supplies for specified locations. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

Seasonality

The majority of our sales are seasonal with the highest volume typically realized during the summer months. We have sufficient production capacity to meet seasonal increases without maintaining significant quantities of inventory in anticipation of periods of peak demand. Additionally, our sales can be influenced by weather conditions.

Competition

The beverage industry is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshment, including soft drinks, water products, juices, fruit drinks, powdered drinks, coffees, teas, energy drinks, sports drinks, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through a diversified product portfolio, strong regional brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, specialized advertising and, for some product lines, value pricing.

Trademarks

We own numerous trademarks for our brands that are significant to our business. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.

Governmental Regulation

The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. We believe that we are in compliance, in all material respects, with such existing legislation.

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

All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on our financial or competitive position. We believe that our current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law. Compliance with or violation of any current or future regulations and legislation could require material expenditures or have a material adverse effect on our financial results.

Employees

As of April 27, 2013, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements. We believe that relations with our employees are generally good.

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

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair our business and results of operations.

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

We own and lease trucks, vans and automobiles used in the sale, delivery and distribution of our products. In addition, we lease office and warehouse space, transportation equipment, office equipment and certain manufacturing equipment.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 27, 2013		April 28, 2012
	High	Low	High	Low
First Quarter	$15.85	$13.57	$15.52	$13.41
Second Quarter	$15.83	$14.05	$17.76	$13.77
Third Quarter	$17.75	$13.62	$17.72	$15.60
Fourth Quarter	$14.72	$13.21	$17.03	$13.30

At July 2, 2013, there were approximately 6,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of Common Stock. As of April 27, 2013, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares of Common Stock purchased during the last three fiscal years.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. The Series D Preferred is nonvoting and is redeemable at the option of the Company beginning May 1, 2014 at $50 per share. Upon a change of control, as such term is defined in the Certificate of Designation of the Special Series D Preferred Stock, the holder shall have the right to convert the Series D Preferred into shares of Common Stock at a conversion price equal to the tender price per share offered to the holders of the Common Stock. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. The Series D Preferred was issued by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. See the Company’s Current Report on Form 8-K as filed with the SEC on January 31, 2013.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 3, 2008, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index and (iii) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on May 3, 2008 provided a compounded annual return of approximately 22.4% as of April 27, 2013.

	5/3/08	5/2/09	5/1/10	4/30/11	4/28/12	4/27/13
National Beverage Corp.	$100.00	$130.86	$159.40	$223.97	$236.20	$274.58
NASDAQ Composite	100.00	70.12	101.33	119.54	129.08	140.13
Peer Group	100.00	99.63	155.37	180.89	148.15	199.71

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011	May 1, 2010	May 2, 2009
SUMMARY OF OPERATIONS:
Net sales	$662,007	$628,886	$600,193	$593,465	$575,177
Cost of sales	444,757	415,629	381,539	396,450	405,322
Gross profit	217,250	213,257	218,654	197,015	169,855
Selling, general and administrative expenses	146,223	146,169	155,885	145,159	131,918
Interest expense	403	107	99	120	107
Other (expense) income - net	(173)	(85)	(20)	(351)	967
Income before income taxes	70,451	66,896	62,650	51,385	38,797
Provision for income taxes	23,531	22,903	21,896	18,532	14,055
Net income	$46,920	$43,993	$40,754	$32,853	$24,742

PER SHARE DATA:
Basic earnings per common share (1)	$1.01	$.95	$.88	$.71	$.54
Diluted earnings per common share (1)	1.01	.95	.88	.71	.54
Closing stock price	14.57	14.68	13.92	11.60	10.47
Dividends paid on common stock (2)	2.55	-	2.30	1.35	-

BALANCE SHEET DATA:
Cash and equivalents (2)	$18,267	$35,626	$7,372	$68,566	$84,140
Working capital (2)	67,504	69,818	30,930	92,898	117,840
Property, plant and equipment - net	57,307	56,729	55,337	53,401	56,141
Total assets (2)	208,642	222,988	182,810	240,359	265,682
Long-term debt	50,000	-	-	-	-
Deferred income tax liability	14,327	14,214	14,548	15,597	16,517
Shareholders' equity (2)	70,316	121,636	80,336	141,572	170,012
Dividends paid on common stock (2)	118,139	-	106,314	62,295	-

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)

The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. is an acknowledged leader in the development, manufacturing, marketing and sale of a diverse portfolio of flavored beverage products. Our primary market focus is the United States, but our products are also distributed in Canada, Mexico, the Caribbean, Latin America, the Pacific Rim, Asia, Europe and the Middle East. A holding company for various operating subsidiaries, National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands consist of (i) carbonated soft drinks in a variety of flavors as well as regular, diet and reduced-calorie options, and (ii) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including energy drinks and shots, juices, sparkling waters and enhanced beverages. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the concept (“Strategic Alliance”) of having our brands and the Allied Brands marketed to produce the effect of enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our vertically-integrated manufacturing model unites the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as hundreds of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customers’ warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We consider ourselves to be a leader in the development and sale of flavored beverage products. Our carbonated soft drink flavor development spans over 100 years originating with our flagship brands, Shasta® and Faygo®, and includes our Ritz® and Big Shot® brands along with St. Nick’s® holiday soft drinks. Our portfolio of products we refer to as Power+ Brands are targeted to consumers seeking healthier and functional alternatives to complement their active lifestyles, and include LaCroix®, Crystal Bay® and Clear Fruit® flavored, sparkling and spring water products; Rip It® energy drinks and shots; Mega Sport® isotonic sports drinks; Everfresh®, Home Juice® and Mr. Pure® 100% juice and juice-based products and Ohana® fruit-flavored non-carbonated fruit drinks, lemonades and teas.

Our strategy emphasizes the growth of our products by (i) offering a beverage portfolio of proprietary flavors with distinctive packaging and broad demographic appeal, (ii) supporting the franchise value of regional brands, (iii) appealing to the “quality-value” expectations of the family consumer, (iv) responding to demographic trends by developing innovative products designed to expand distribution in higher-margin channels, and (v) expanding our focus on healthier and functional beverages tailored toward healthy, active lifestyles.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended April 27, 2013 (“Fiscal 2013”) increased 5.3% to $662.0 million as compared to $628.9 million for the fiscal year ended April 28, 2012 (“Fiscal 2012”). This sales improvement is due to case volume growth of our Power+ Brands of 5.4% and growth of carbonated soft drinks, which includes Allied Brands, of 6.4%. Average net selling price per case decreased .8% primarily due to changes in product mix.

Net sales for the fiscal year ended April 28, 2012 increased 4.8% to $628.9 million as compared to $600.2 million for the fiscal year ended April 30, 2011 (“Fiscal 2011”). This sales improvement is due to case volume growth of 9.9% for our Power+ Brands and 1.4% for carbonated soft drinks. In addition, our unit pricing increased 1.3% due to price increases implemented to offset higher raw material costs.

Gross Profit

Gross profit was 32.8% of net sales for Fiscal 2013, which represents a 1.1% margin decline compared to Fiscal 2012. The gross margin decline is primarily due to product mix changes. Cost of sales increased .8% on a per case basis.

Gross profit was 33.9% of net sales for Fiscal 2012, which represents a 2.5% margin decline compared to Fiscal 2011. During Fiscal 2011, we benefited from sales of certain high margin products to overseas locations. These sales were impacted during Fiscal 2012 and, accordingly, gross margins returned to more normalized levels. The gross margin decline is also due to higher raw material costs and changes in product mix. Cost of sales increased 5.3% on a per case basis.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $146.2 million or 22.1% of net sales for Fiscal 2013 compared to $146.2 million or 23.2% of net sales for Fiscal 2012. Fiscal 2013 expenses reflect higher shipping and handling costs due to increased case volume, offset by reduced marketing and administrative expenses.

Selling, general and administrative expenses were $146.2 million or 23.2% of net sales for Fiscal 2012 compared to $155.9 million or 26.0% of net sales for Fiscal 2011. The decline in expenses is due to a decrease in marketing and administrative expenses.

Interest Expense and Other Expense - Net

Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit. The Company paid a special cash dividend of $118.1 million ($2.55 per common share) on December 27, 2012 from available cash and borrowings under our credit facilities. Accordingly, interest expense increased to $403,000 in Fiscal 2013 from $107,000 in Fiscal 2012 and $99,000 in Fiscal 2011. Other expense is net of interest income of $37,000 for Fiscal 2013, $69,000 for Fiscal 2012 and $140,000 for Fiscal 2011. The decline in interest income for Fiscal 2013 and Fiscal 2012 is due to lower average invested balances and investment yields.

Income Taxes

Our effective tax rate was approximately 33.4% for Fiscal 2013, 34.2% for Fiscal 2012 and 34.9% for Fiscal 2011. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and the manufacturing deduction. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At April 27, 2013, we maintained $100 million unsecured revolving credit facilities, of which $50 million of borrowings were outstanding and $2.3 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities. Expenditures for property, plant and equipment amounted to $9.7 million for Fiscal 2013. There were no material capital expenditure commitments at April 27, 2013.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share for an aggregate purchase price of $20 million. See Note 5 of Notes to Consolidated Financial Statements.

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $6.6 million for Fiscal 2013, $6.3 million for Fiscal 2012 and $6.0 million for Fiscal 2011. At April 27, 2013, management fees payable to CMA were $3.1 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

Cash flow was significantly impacted during Fiscal 2013 and Fiscal 2011 by the payment of two special cash dividends aggregating $224.5 million.

During Fiscal 2013, $40.3 million was provided by operating activities, which was offset by $9.6 million used in investing activities and $48.0 million used in financing activities. Cash provided by operating activities increased $2.6 million primarily due to increased earnings. Cash used in financing activities increased $48.4 million due to the special dividend payment of $118.1 million in Fiscal 2013, partially offset by $19.7 million in proceeds from the issuance of Special Series D Preferred Stock and $50.0 million in net borrowings under credit facilities.

During Fiscal 2012, $37.7 million was provided by operating activities, which was offset by $9.9 million used in investing activities. Cash provided by operating activities decreased $17.6 million primarily due to increases in trade receivables and inventories as well as a decline in accrued liabilities. Cash used in investing activities decreased $1.5 million due to lower capital expenditures.

Financial Position

During Fiscal 2013, our working capital decreased $2.3 million to $67.5 million due to a decline in cash resulting from the payment of the special cash dividend. Trade receivables increased $2.5 million, which represents an increase in days sales outstanding from approximately 33.9 days to 34.7 days, and inventories decreased $1.6 million, which represents an improvement in annual inventory turns from 11.0 to 11.2 times. Accounts payable decreased $10.6 million due to the timing of payments to vendors at the end of the year. At April 27, 2013, the current ratio was 2.1 to 1, as compared to 1.9 to 1 at April 28, 2012.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 27, 2013 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$50,000	$-	$50,000	$-	$-
Operating leases	20,435	4,742	6,439	4,997	4,257
Purchase commitments	54,128	48,123	6,005	-	-
Total	$124,563	$52,865	$62,444	$4,997	$4,257

As of April 27, 2013, we guaranteed the residual value of certain leased equipment in the amount of $5.9 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2013, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions were $2.6 million for Fiscal 2013, $2.5 million for Fiscal 2012 and $2.5 million for Fiscal 2011. See Note 10 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for the specific periods indicated in the table above. Standby letters of credit aggregating $2.3 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2014 and are expected to be renewed.

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

Commodities

We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, the prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. At times, we manage our exposure to this risk through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

Interest Rates

At April 27, 2013, the Company had $50 million in borrowings outstanding under its credit facilities with a weighted average interest rate of 1.1%. Interest rate hedging products are not currently used to mitigate risk from interest fluctuations. If the interest rate on our debt changed by 100 basis points (1%), our interest expense for Fiscal 2013 would have changed by approximately $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 27, 2013	April 28, 2012
Assets
Current assets:
Cash and equivalents	$18,267	$35,626
Trade receivables - net	64,069	61,591
Inventories	39,234	40,862
Deferred income taxes - net	3,665	3,550
Prepaid and other assets	5,706	4,425
Total current assets	130,941	146,054
Property, plant and equipment - net	57,307	56,729
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,634	5,445
Total assets	$208,642	$222,988

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$44,261	$54,875
Accrued liabilities	19,142	21,279
Income taxes payable	34	82
Total current liabilities	63,437	76,236
Long-term debt	50,000	-
Deferred income taxes - net	14,327	14,214
Other liabilities	10,562	10,902
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Series D - 400,000 shares issued (2013), aggregate liquidation preference of $20,000	400	-
Common stock, $.01 par value - 75,000,000 shares authorized; 50,361,799 shares (2013) and 50,321,559 shares (2012) issued	504	503
Additional paid-in capital	50,398	30,425
Retained earnings	37,828	109,200
Accumulated other comprehensive loss	(964)	(642)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	70,316	121,636
Total liabilities and shareholders' equity	$208,642	$222,988

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011

Net sales	$662,007	$628,886	$600,193

Cost of sales	444,757	415,629	381,539

Gross profit	217,250	213,257	218,654

Selling, general and administrative expenses	146,223	146,169	155,885

Interest expense	403	107	99

Other expense - net	173	85	20

Income before income taxes	70,451	66,896	62,650

Provision for income taxes	23,531	22,903	21,896

Net income	46,920	43,993	40,754

Less preferred dividends	(153)	-	-

Earnings available to common shareholders	$46,767	$43,993	$40,754

Earnings per common share:
Basic	$1.01	$.95	$.88
Diluted	$1.01	$.95	$.88

Weighted average common shares outstanding:
Basic	46,310	46,267	46,188
Diluted	46,482	46,448	46,373

See accompanying Notes to Consolidated Finanial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011

Net income	$46,920	$43,993	$40,754

Other comprehensive (loss) income, net of tax:

Cash flow hedges	(295)	(3,063)	2,748

Other	(27)	(330)	-

Total	(322)	(3,393)	2,748

Comprehensive income	$46,598	$40,600	$43,502

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Fiscal Year Ended
	April 27, 2013		April 28, 2012		April 30, 2011
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	-	-	-	-	-	-
Series D preferred stock issued	400	400	-	-	-	-
End of year	400	400	-	-	-	-
Common Stock
Beginning of year	50,322	503	50,262	503	50,189	502
Stock options exercised	40	1	60	-	73	1
End of year	50,362	504	50,322	503	50,262	503
Additional Paid-In Capital
Beginning of year		30,425		29,725		28,150
Series D preferred stock issued		19,304		-		-
Stock options exercised		238		115		208
Stock-based compensation		230		290		446
Stock-based tax benefits		201		295		921
End of year		50,398		30,425		29,725
Retained Earnings
Beginning of year		109,200		65,207		130,767
Net income		46,920		43,993		40,754
Common stock cash dividends		(118,139)		-		(106,314)
Preferred stock cash dividends		(153)		-		-
End of year		37,828		109,200		65,207
Accumulated Other Comprehensive (Loss) Income
Beginning of year		(642)		2,751		3
Cash flow hedges		(295)		(3,063)		2,748
Other		(27)		(330)		-
End of year		(964)		(642)		2,751
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$70,316		$121,636		$80,336

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Operating Activities:
Net income	$46,920	$43,993	$40,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,002	10,651	11,356
Deferred income tax provision (benefit)	172	(477)	(694)
Loss on disposal of property, net	63	7	82
Stock-based compensation	230	290	446
Changes in assets and liabilities:
Trade receivables	(2,478)	(5,679)	(2,078)
Inventories	1,628	(7,509)	1,319
Prepaid and other assets	(2,466)	(2,239)	(1,215)
Accounts payable	(10,614)	5,618	829
Accrued and other liabilities	(4,193)	(6,959)	4,503
Net cash provided by operating activities	40,264	37,696	55,302

Investing Activities:
Additions to property, plant and equipment	(9,693)	(9,905)	(11,389)
Proceeds from sale of property, plant and equipment	77	53	77
Net cash used in investing activities	(9,616)	(9,852)	(11,312)

Financing Activities:
Dividends paid on common stock	(118,139)	-	(106,314)
Dividends paid on preferred stock	(12)	-	-
Borrowings under credit facilities, net	50,000	-	-
Proceeds from issuance of preferred stock, net	19,704	-	-
Proceeds from stock options exercised	239	115	209
Stock-based tax benefits	201	295	921
Net cash (used in) provided by financing activities	(48,007)	410	(105,184)

Net (Decrease) Increase in Cash and Equivalents	(17,359)	28,254	(61,194)

Cash and Equivalents - Beginning of Year	35,626	7,372	68,566

Cash and Equivalents - End of Year	$18,267	$35,626	$7,372

Other Cash Flow Information:
Interest paid	$341	$95	$101
Income taxes paid	24,327	23,127	20,816

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

National Beverage Corp. develops, manufactures, markets and sells a diverse portfolio of flavored beverage products primarily in North America. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1.	significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2013, Fiscal 2012 and Fiscal 2011 consisted of 52 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options, which amounted to 172,000 shares in Fiscal 2013, 181,000 shares in Fiscal 2012 and 185,000 shares in Fiscal 2011. Options to purchase 291,000 shares in Fiscal 2011 were not included in the calculation of diluted earnings per common share because these options were anti-dilutive.

Fair Value

The fair values of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying amounts due to their short-term nature. The fair value of our long-term debt approximates its carrying value due to its variable interest rate and lack of prepayment penalty. The estimated fair values of our derivative financial instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive upon sale, taking into consideration current market prices and credit worthiness. See Note 6.

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

Intangible Assets

Intangible assets as of April 27, 2013 and April 28, 2012 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 27, 2013 were comprised of finished goods of $23.2 million and raw materials of $16.0 million. Inventories at April 28, 2012 were comprised of finished goods of $24.4 million and raw materials of $16.5 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $44.6 million in Fiscal 2013, $45.8 million in Fiscal 2012 and $52.9 million in Fiscal 2011.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying statements of income. Such costs aggregated $44.2 million in Fiscal 2013, $41.8 million in Fiscal 2012 and $41.3 million in Fiscal 2011. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Balance at beginning of year	$399	$452	$509
Net charge to expense	96	4	67
Net charge-off	(41)	(57)	(124)
Balance at end of year	$454	$399	$452

As of April 27, 2013 and April 28, 2012, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 27, 2013 and April 28, 2012 consisted of the following:

	(In thousands)
	2013	2012
Land	$9,779	$9,779
Buildings and improvements	49,391	48,363
Machinery and equipment	141,314	136,019
Total	200,484	194,161
Less accumulated depreciation	(143,177)	(137,432)
Property, plant and equipment – net	$57,307	$56,729

Depreciation expense was $9.0 million for Fiscal 2013, $8.5 million for Fiscal 2012 and $9.3 million for Fiscal 2011.

3.	ACCRUED LIABILITIES

Accrued liabilities as of April 27, 2013 and April 28, 2012 consisted of the following:

	(In thousands)
	2013	2012
Accrued compensation	$8,051	$9,252
Accrued promotions	3,912	5,450
Accrued insurance	1,451	1,621
Other	5,728	4,956
Total	$19,142	$21,279

4.	DEBT

At April 27, 2013, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at April 27, 2013). At April 27, 2013, borrowings outstanding under the Credit Facilities were $50 million, $2.3 million of the Credit Facilities were used for standby letters of credit and $47.7 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 27, 2013, we were in compliance with all loan covenants.

5.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. Unpaid dividends at April 27, 2013 were $141,000. The Series D Preferred is nonvoting and is redeemable at the option of the Company beginning May 1, 2014 at $50 per share. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, such shares have no liquidation value.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of common stock. As of April 27, 2013, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares purchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over 2,000% since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $6.6 million for Fiscal 2013, $6.3 million for Fiscal 2012 and $6.0 million for Fiscal 2011. Included in accounts payable were amounts due CMA of $3.1 million at April 27, 2013 and $3.0 million at April 28, 2012.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2014. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	(In thousands)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Recognized in AOCI-
(Loss) gain before income taxes	$(2,521)	$(4,484)	$3,650
Less income tax (benefit) provision	(935)	(1,642)	1,299
Net	(1,586)	(2,842)	2,351
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(2,060)	290	(617)
Less income tax (benefit) provision	(769)	69	(220)
Net	(1,291)	221	(397)
Net change to AOCI	$(295)	$(3,063)	$2,748

As of April 27, 2013, the notional amount of our outstanding aluminum swap contracts was $21.0 million and, assuming no change in the commodity prices, $964,000 of unrealized net loss (before tax) will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of April 27, 2013 and April 28, 2012, the fair value of the derivative liability was $964,000 and $503,000, respectively, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.	OTHER EXPENSE

Other expense (income) consisted of the following:

	(In thousands)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest income	$(37)	$(69)	$(140)
Loss on disposal of property, net	63	7	82
Other	147	147	78
Total	$173	$85	$20

8.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current	$23,359	$23,380	$22,590
Deferred	172	(477)	(694)
Total	$23,531	$22,903	$21,896

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 27, 2013 and April 28, 2012 consisted of the following:

	(In thousands)
	2013	2012
Deferred tax assets:
Accrued expenses and other	$5,241	$5,173
Inventory and amortizable assets	355	450
Total deferred tax assets	5,596	5,623
Deferred tax liabilities:
Property	16,159	16,186
Intangibles and other	99	101
Total deferred tax liabilities	16,258	16,287
Net deferred tax liabilities	$10,662	$10,664
Current deferred tax assets – net	$3,665	$3,550
Noncurrent deferred tax liabilities – net	$14,327	$14,214

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	2.7	2.4
Manufacturing deduction benefit	(3.1)	(3.1)	(3.0)
Other differences	(.1)	(.4)	.5
Effective income tax rate	33.4%	34.2%	34.9%

As of April 27, 2013, the gross amount of unrecognized tax benefits was $4.3 million, of which $126,000 was recognized as tax benefit in Fiscal 2013. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $3.5 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning balance	$4,548	$4,687	$3,997
Increases due to current period tax positions	415	408	857
Decreases due to lapse of statute of limitations	(614)	(547)	(167)
Ending balance	$4,349	$4,548	$4,687

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 27, 2013, unrecognized tax benefits included accrued interest of $514,000, of which approximately $26,000 was recognized as a tax benefit in Fiscal 2013.

We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2009 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2009.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options granted were 2,000 KEEP shares in Fiscal 2013, 3,000 KEEP shares in Fiscal 2012 and 301,500 shares in Fiscal 2011. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8 years for Fiscal 2013, 8 years for Fiscal 2012 and 7.5 years for Fiscal 2011; weighted average expected volatility of 38.1% for Fiscal 2013, 42.9% for Fiscal 2012 and 48.6% for Fiscal 2011; weighted average risk free interest rates of 1.6% for Fiscal 2013, 2.5% for Fiscal 2012 and 2.8% for Fiscal 2011; and expected dividend yield of 5.0% for Fiscal 2013, 5.3% for Fiscal 2012 and 4.3% for Fiscal 2011.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience.

The following is a summary of stock option activity for Fiscal 2013:

	Number of Shares	Price (a)
Options outstanding, beginning of year	512,620	$7.24
Granted	2,000	8.39
Exercised	(40,240)	5.95
Cancelled	(32,570)	4.90
Options outstanding, end of year	441,810	6.86
Options exercisable, end of year	265,088	5.63

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $230,000 for Fiscal 2013, $290,000 for Fiscal 2012 and $446,000 for Fiscal 2011. The total fair value of shares vested was $453,000 for Fiscal 2013, $513,000 for Fiscal 2012 and $135,000 for Fiscal 2011. The total intrinsic value for stock options exercised was $406,000 for Fiscal 2013, $758,000 for Fiscal 2012 and $799,000 for Fiscal 2011. Net cash proceeds from the exercise of stock options were $239,000 for Fiscal 2013, $115,000 for Fiscal 2012 and $209,000 for Fiscal 2011. Stock based income tax benefits aggregated $92,000 for Fiscal 2013, $295,000 for Fiscal 2012 and $921,000 for Fiscal 2011. The weighted average fair value for stock options granted was $8.76 for Fiscal 2013, $8.16 for Fiscal 2012 and $6.35 for Fiscal 2011.

As of April 27, 2013, unrecognized compensation expense related to the unvested portion of our stock options was $375,000, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 27, 2013 was 4.5 years and $3.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 27, 2013 was 3.6 years and $2.4 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of April 27, 2013, no shares have been issued under the plan.

10.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions (including contributions to multi-employer plans reflected below) were $2.6 million for Fiscal 2013, $2.5 million for Fiscal 2012 and $2.5 million for Fiscal 2011.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”). The most recent PPA zone status available in Fiscal 2013 and Fiscal 2012 is for the plans’ years ending December 31, 2011 and 2010, respectively.

PPA Zone Status
Pension Fund	Fiscal 2013	Fiscal 2012	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest	Red	Red	Implemented	Yes
Areas Pension Plan (EIN no. 36-6044243)
(the “CSSS Fund”)
Western Conference of Teamsters Pension	Green	Green	Not applicable	No
Trust Fund (EIN no. 91-6145047)
(the “WCT Fund”)

For the plan years ended December 31, 2011 and December 31, 2010, respectively, the Company was not listed in the pension trust fund forms 5500 as providing more than 5% of the total contributions for the plans. The collective bargaining agreements covering the above pension trust funds expire on October 18, 2016 for the CSSS Fund and May 14, 2016 for the WCT Fund.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
Pension Fund	Fiscal 2013	Fiscal 2012	Fiscal 2011
CSSS Fund	$1,051	$944	$897
WCT Fund	471	455	612
Other multi-employer pension funds	262	244	224
Total	$1,784	$1,643	$1,733

11.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2023. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8.9 million for Fiscal 2013, $9.3 million for Fiscal 2012 and $10.0 million for Fiscal 2011.

Our minimum lease payments under non-cancelable operating leases as of April 27, 2013 were as follows:

(In thousands)
Fiscal 2014	$4,742
Fiscal 2015	3,423
Fiscal 2016	3,016
Fiscal 2017	2,636
Fiscal 2018	2,361
Thereafter	4,257
Total minimum lease payments	$20,435

As of April 27, 2013, we guaranteed the residual value of certain leased equipment in the amount of $5.9 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2013, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 27, 2013, we had purchase commitments for raw materials of $48.1 million for Fiscal 2014 and $6.0 million for Fiscal 2015.

From time to time, we are a party to various litigation matters arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Net sales	$182,849	$166,568	$144,723	$167,867
Gross profit	58,293	54,591	46,353	58,013
Net income	14,392	12,017	8,414	12,097
Earnings per common share – basic	$.31	$.26	$.18	$.26
Earnings per common share – diluted	$.31	$.26	$.18	$.26

Fiscal 2012
Net sales	$169,080	$157,974	$136,401	$165,431
Gross profit	61,074	54,103	45,235	52,845
Net income	13,435	11,123	7,904	11,531
Earnings per common share – basic	$.29	$.24	$.17	$.25
Earnings per common share – diluted	$.29	$.24	$.17	$.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of April 27, 2013 and April 28, 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended April 27, 2013. We also have audited National Beverage Corp.’s internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 27, 2013 and April 28, 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended April 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ McGladrey LLP

West Palm Beach, Florida

July 11, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 27, 2013:

Name	Age	Position with Company

Nick A. Caporella(1)	77	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	53	President

George R. Bracken(3)	67	Executive Vice President – Finance

Dean A. McCoy(4)	56	Senior Vice President and Chief Accounting Officer

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

(3)

Mr. George R. Bracken was named Executive Vice President - Finance in July 2012. Previously, he served as Senior Vice President – Finance from October 2000 to July 2012 and Vice President and Treasurer from October 1996 to October 2000. Since 1992, Mr. Bracken’s services have been provided to the Company by Corporate Management Advisors, Inc.

(4)

Mr. Dean A. McCoy was named Senior Vice President and Chief Accounting Officer in October 2003 and, prior to that date, served as Senior Vice President – Controller since October 2000. Prior to October 2000, he served as Vice President – Controller since July 1993.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:	Page
	1. Financial Statements
	Consolidated Balance Sheets	19
	Consolidated Statements of Income	20
	Consolidated Statements of Comprehensive Income	21
	Consolidated Statements of Shareholders’ Equity	22
	Consolidated Statements of Cash Flows	23
	Notes to Consolidated Financial Statements	24
	Report of Independent Registered Public Accounting Firm	36
	2. Financial Statement Schedules
	Not applicable
	3. Exhibits
	See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(9)

10.13	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein(10)

10.14	First Amendment to Seconded Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.15	Subscription Agreement, dated January 25, 2013, between the Company and 8100 Partners, LLC(2)

21	Subsidiaries of Registrant(12)

23	Consent of Independent Registered Public Accounting Firm(12)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

_________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.

(3)

Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 30, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 27, 2012 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer

Date: July 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 11, 2013.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and Chief Executive Officer	Director

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Stanley M. Sheridan
George R. Bracken	Stanley M. Sheridan
Executive Vice President – Finance	Director
(Principal Financial Officer)

/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer