Form 10-Q
period 2013-07-27
NATIONAL BEVERAGE CORP
filed 2013-09-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 27, 2013

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

(Address of principal executive offices including zip code)

(954) 581-0922

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (✔) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes (✔) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ( ) Accelerated filer (✔) Non-accelerated filer ( ) Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (✔)

The number of shares of registrant’s common stock outstanding as of August 28, 2013 was 46,330,415.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of July 27, 2013 and April 27, 2013	3

Consolidated Statements of Income for the Three Months Ended
July 27, 2013 and July 28, 2012	4

Consolidated Statements of Comprehensive Income for the Three Months Ended
July 27, 2013 and July 28, 2012	5

Consolidated Statements of Shareholders’ Equity for the Three Months Ended
July 27, 2013 and July 28, 2012	6

Consolidated Statements of Cash Flows for the Three Months Ended
July 27, 2013 and July 28, 2012	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1A. Risk Factors	14

Item 6. Exhibits	14

Signature	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	July 27, 2013	April 27, 2013
Assets
Current assets:
Cash and equivalents	$28,898	$18,267
Trade receivables - net	62,546	64,069
Inventories	43,817	39,234
Deferred income taxes - net	3,862	3,665
Prepaid and other assets	3,401	5,706
Total current assets	142,524	130,941
Property, plant and equipment - net	57,168	57,307
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,634	5,634
Total assets	$220,086	$208,642

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$44,578	$44,261
Accrued liabilities	19,275	19,142
Income taxes payable	4,328	34
Total current liabilities	68,181	63,437
Long-term debt	45,000	50,000
Deferred income taxes - net	14,301	14,327
Other liabilities	10,604	10,562
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 400,000 shares issued, aggregate liquidation preference of $20,000	400	400
Common stock, $.01 par value - 75,000,000 shares authorized; 50,363,199 shares issued (50,361,799 shares at April 27)	504	504
Additional paid-in capital	50,442	50,398
Retained earnings	49,748	37,828
Accumulated other comprehensive loss	(1,244)	(964)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	82,000	70,316
Total liabilities and shareholders' equity	$220,086	$208,642

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 27, 2013	July 28, 2012

Net sales	$172,353	$182,849

Cost of sales	113,604	124,556

Gross profit	58,749	58,293

Selling, general and administrative expenses	40,086	36,253

Interest expense	196	32

Other expense - net	40	36

Income before income taxes	18,427	21,972

Provision for income taxes	6,357	7,580

Net income	12,070	14,392

Less preferred dividends	(150)	-

Earnings available to common shareholders	$11,920	$14,392

Earnings per common share:
Basic	$.26	$.31
Diluted	$.26	$.31

Weighted average common shares outstanding:
Basic	46,330	46,291
Diluted	46,517	46,468

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012

Net income	$12,070	$14,392

Other comprehensive loss, net of tax:
Cash flow hedges	(280)	(878)

Comprehensive income	$11,790	$13,514

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning and end of period	400	-

Common Stock
Beginning and end of period	504	503

Additional Paid-In Capital
Beginning of period	50,398	30,425
Stock options exercised	4	24
Stock-based compensation	37	86
Stock-based tax benefits	3	4
End of period	50,442	30,539

Retained Earnings
Beginning of period	37,828	109,200
Net income	12,070	14,392
Preferred stock cash dividend	(150)	-
End of period	49,748	123,592

Accumulated Other Comprehensive Loss
Beginning of period	(964)	(642)
Cash flow hedges, net of tax	(280)	(878)
End of period	(1,244)	(1,520)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$82,000	$135,264

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012
Operating Activities:
Net income	$12,070	$14,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,948	2,953
Deferred income tax benefit	(57)	(163)
Loss on disposal of property, net	14	3
Stock-based compensation	37	86
Changes in assets and liabilities:
Trade receivables	1,523	(3,521)
Inventories	(4,583)	(3,206)
Prepaid and other assets	564	(825)
Accounts payable	317	(2,253)
Accrued and other liabilities	5,338	4,873
Net cash provided by operating activities	18,171	12,339

Investing Activities:
Additions to property, plant and equipment	(2,397)	(1,397)
Proceeds from sale of property, plant and equipment	-	9
Net cash used in investing activities	(2,397)	(1,388)

Financing Activities:
Dividends paid on preferred stock	(150)	-
Repayments under credit facilities	(5,000)	-
Proceeds from stock options exercised	4	24
Stock-based tax benefits	3	4
Net cash (used in) provided by financing activities	(5,143)	28

Net Increase in Cash and Equivalents	10,631	10,979

Cash and Equivalents - Beginning of Year	18,267	35,626

Cash and Equivalents - End of Period	$28,898	$46,605

Other Cash Flow Information:
Interest paid	$223	$32
Income taxes paid	$770	$487

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

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of National Beverage Corp. and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Derivative Financial Instruments

We use derivative financial instruments to partially mitigate our exposure to changes in raw material costs. All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets. The estimated fair value of derivative financial instruments is calculated based on market rates to settle the instruments. We do not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. See Note 5.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 27, 2013 are comprised of finished goods of $25.8 million and raw materials of $18.0 million. Inventories at April 27, 2013 are comprised of finished goods of $23.2 million and raw materials of $16.0 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	July 27, 2013	April 27, 2013
Land	$9,779	$9,779
Buildings and improvements	49,728	49,391
Machinery and equipment	143,230	141,314
Total	202,737	200,484
Less accumulated depreciation	(145,569)	(143,177)
Property, plant and equipment – net	$57,168	$57,307

Depreciation expense was $2.5 million for the three months ended July 27, 2013 and $2.3 million for the three months ended July 28, 2012.

3. DEBT

At July 27, 2013, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at July 27, 2013). At July 27, 2013, borrowings outstanding under the Credit Facilities were $45 million, $2.3 million of the Credit Facilities were used for standby letters of credit and $52.7 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 27, 2013, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 27, 2013, options to purchase 3,500 shares of common stock were granted (weighted average exercise price of $6.53 per share), options to purchase 1,400 shares were exercised (weighted average exercise price of $3.05 per share), and options to purchase 3,800 shares were cancelled (weighted average exercise price of $14.41). At July 27, 2013, options to purchase 440,110 shares (weighted average exercise price of $6.79 per share) were outstanding and stock-based awards to purchase 3,006,934 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2014. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Loss (“AOCL”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and Comprehensive Income relative to cash flow hedges for the three months ended July 27, 2013 and July 28, 2012:

	(In thousands)
	2013	2012
Recognized in AOCL:
Loss before income taxes	$(1,012)	$(2,318)
Less income tax benefit	(376)	(881)
Net	(636)	(1,437)
Reclassified from AOCL to cost of sales:
Loss before income taxes	(566)	(902)
Less income tax benefit	(210)	(343)
Net	(356)	(559)
Net change to AOCL	$(280)	$(878)

As of July 27, 2013, the notional amount of our outstanding aluminum swap contracts was $21.7 million and, assuming no change in the commodity prices, $1.4 million of unrealized net loss (before tax) will be reclassified from AOCL and recognized in cost of sales over the next nine months. See Note 1.

As of July 27, 2013 and April 27, 2013, the fair value of the derivative liability was $1.4 million and $964,000, respectively, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. COMMITMENTS AND CONTINGENCIES

As of July 27, 2013, we guaranteed the residual value of certain leased equipment in the amount of $5.9 million. On August 1, 2013, the lease term was extended for 12 months to August 1, 2014. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended July 27, 2013 (first quarter of fiscal 2014) compared to

Three Months Ended July 28, 2012 (first quarter of fiscal 2013)

Net sales for the first quarter of fiscal 2014 decreased 5.7% to $172.4 million compared to $182.8 million for the first quarter of fiscal 2013. The lower sales resulted from a 7% decline in case volume, primarily attributable to unfavorable weather conditions throughout the U.S. and the continuing industry-wide decline in carbonated soft drinks. The volume decline was partially offset by a 1.4% improvement in unit pricing due to a favorable mix change related to Power+ Brands.

Gross profit approximated 34.1% of net sales for the first quarter of fiscal 2014 compared to 31.9% of net sales for the first quarter of fiscal 2013. The gross profit improvement is due to product mix changes and higher unit pricing mentioned above. Cost of sales per unit declined 1.9%.

Selling, general & administrative expenses were $40.1 million or 23.3% of net sales for the first quarter of fiscal 2014 compared to $36.3 million or 19.8% of net sales for the first quarter of fiscal 2013. The increase in expenses was due to higher advertising and other marketing expenses.

Interest expense increased to $196,000 for the first quarter of fiscal 2014, primarily due to increased borrowings under credit facilities. Other expense includes interest income of $3,000 for the first quarter of fiscal 2014 and $14,000 for the first quarter of fiscal 2013.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.5% for the first quarter of fiscal 2014 and the first quarter of fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity And Capital Resources

Our principal source of funds is cash generated from operations and borrowings under our credit facilities. At July 27, 2013, we maintained $100 million unsecured revolving credit facilities of which $45 million of borrowings were outstanding and $2.3 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first three months of fiscal 2014 increased $10.6 million from April 27, 2013, which compares to an increase of $11.0 million for the similar 2013 fiscal period.

Net cash provided by operating activities for the first three months of fiscal 2014 amounted to $18.2 million compared to $12.3 million for the similar 2013 fiscal period. For the first three months of fiscal 2014, cash flow was principally provided by net income of $12.1 million and depreciation and amortization aggregating $2.9 million, offset in part by a seasonal increase in inventory.

Net cash used in investing activities for the first three months of fiscal 2014, consisting of capital expenditures, amounted to $2.4 million compared to $1.4 million for the similar 2013 fiscal period.

Net cash used in financing activities for the first three months of fiscal 2014 amounted to $5.1 million, which included $5 million in principal payments under Credit Facilities.

Financial Position

During the first three months of fiscal 2014, working capital increased $6.8 million to $74.3 million. The improvement in working capital resulted from higher cash and inventory levels, partially offset by a lower receivables balance. Due to improved collections, trade receivables decreased $1.5 million resulting in a decline in days sales outstanding from 34.7 days at April 27, 2013 to 33.0 days at July 27, 2013. Inventories increased approximately $4.6 million primarily due to higher inventory levels to support the seasonal increase in sales and planned customer promotions. The current ratio was 2.1 to 1 at both July 27, 2013 and April 27, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2013

National Beverage Corp.
(Registrant)

By:	/s/	Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer