Form 10-Q
period 2013-10-26
NATIONAL BEVERAGE CORP
filed 2013-12-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 26, 2013

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

The number of shares of registrant’s common stock outstanding as of November 26, 2013 was 46,330,415.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	October 26, 2013	April 27, 2013
Assets
Current assets:
Cash and equivalents	$27,066	$18,267
Trade receivables - net	55,939	64,069
Inventories	42,920	39,234
Deferred income taxes - net	3,705	3,665
Prepaid and other assets	6,086	5,706
Total current assets	135,716	130,941
Property, plant and equipment - net	56,695	57,307
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,514	5,634
Total assets	$212,685	$208,642

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$37,251	$44,261
Accrued liabilities	15,851	19,142
Income taxes payable	127	34
Total current liabilities	53,229	63,437
Long-term debt	40,000	50,000
Deferred income taxes - net	14,274	14,327
Other liabilities	10,586	10,562
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 400,000 shares issued, aggregate liquidation preference of $20,000	400	400
Common stock, $.01 par value - 75,000,000 shares authorized; 50,363,199 shares issued (50,361,799 shares at April 27)	504	504
Additional paid-in capital	50,369	50,398
Retained earnings	62,096	37,828
Accumulated other comprehensive loss	(923)	(964)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	94,596	70,316
Total liabilities and shareholders' equity	$212,685	$208,642

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net sales	$167,666	$166,568	$340,019	$349,417

Cost of sales	108,836	111,977	222,440	236,533

Gross profit	58,830	54,591	117,579	112,884

Selling, general and administrative expenses	39,681	36,127	79,767	72,380

Interest expense	166	31	362	63

Other expense - net	18	86	58	122

Income before income taxes	18,965	18,347	37,392	40,319

Provision for income taxes	6,468	6,330	12,825	13,910

Net income	12,497	12,017	24,567	26,409

Less preferred dividends	(149)	-	(299)	-

Earnings available to common shareholders	$12,348	$12,017	$24,268	$26,409

Earnings per common share:
Basic	$.27	$.26	$.52	$.57
Diluted	$.27	$.26	$.52	$.57

Weighted average common shares outstanding:
Basic	46,330	46,300	46,330	46,296
Diluted	46,510	46,485	46,514	46,477

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012

Net income	$12,497	$12,017	$24,567	$26,409

Other comprehensive gain (loss), net of tax:
Cash flow hedges	321	498	41	(380)

Comprehensive income	$12,818	$12,515	$24,608	$26,029

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended
	October 26, 2013	October 27, 2012
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning and end of period	400	-

Common Stock
Beginning and end of period	504	503

Additional Paid-In Capital
Beginning of period	50,398	30,425
Stock-based compensation	24	156
Other	(53)	151
End of period	50,369	30,732

Retained Earnings
Beginning of period	37,828	109,200
Net income	24,567	26,409
Preferred stock cash dividend	(299)	-
End of period	62,096	135,609

Accumulated Other Comprehensive Loss
Beginning of period	(964)	(642)
Cash flow hedges, net of tax	41	(380)
End of period	(923)	(1,022)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$94,596	$147,972

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	October 26, 2013	October 27, 2012
Operating Activities:
Net income	$24,567	$26,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,831	5,759
Deferred income tax benefit	(117)	(317)
Loss on disposal of property, net	-	44
Stock-based compensation	24	156
Changes in assets and liabilities:
Trade receivables	8,130	4,972
Inventories	(3,686)	(2,068)
Prepaid and other assets	(374)	(1,121)
Accounts payable	(7,010)	(15,120)
Accrued and other liabilities	(3,860)	(2,569)
Net cash provided by operating activities	23,505	16,145

Investing Activities:
Additions to property, plant and equipment	(4,371)	(3,226)
Proceeds from sale of property, plant and equipment	17	10
Net cash used in investing activities	(4,354)	(3,216)

Financing Activities:
Dividends paid on preferred stock	(299)	-
Repayments under credit facilities	(10,000)	-
Other, net	(53)	151
Net cash (used in) provided by financing activities	(10,352)	151

Net Increase in Cash and Equivalents	8,799	13,080

Cash and Equivalents - Beginning of Year	18,267	35,626

Cash and Equivalents - End of Period	$27,066	$48,706

Other Cash Flow Information:
Interest paid	$395	$51
Income taxes paid	$13,551	$13,046

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 26, 2013 are comprised of finished goods of $26.1 million and raw materials of $16.8 million. Inventories at April 27, 2013 are comprised of finished goods of $23.2 million and raw materials of $16.0 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	October 26, 2013	April 27, 2013
Land	$9,779	$9,779
Buildings and improvements	49,996	49,391
Machinery and equipment	144,628	141,314
Total	204,403	200,484
Less accumulated depreciation	(147,708)	(143,177)
Property, plant and equipment – net	$56,695	$57,307

Depreciation expense was $2.4 million and $5.0 million for the three and six months ended October 26, 2013, respectively, and $2.4 million and $4.7 million for the three and six months ended October 27, 2012, respectively.

3. DEBT

At October 26, 2013, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at October 26, 2013). At October 26, 2013, borrowings outstanding under the Credit Facilities were $40 million, $2.3 million of the Credit Facilities were used for standby letters of credit and $57.7 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 26, 2013, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 26, 2013, options to purchase 4,500 shares of common stock were granted (weighted average exercise price of $6.96 per share), options to purchase 1,400 shares were exercised (weighted average exercise price of $3.05 per share), and options to purchase 29,800 shares were cancelled (weighted average exercise price of $6.90). At October 26, 2013, options to purchase 415,110 shares (weighted average exercise price of $6.77 per share) were outstanding and stock-based awards to purchase 3,031,934 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2014. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Loss (“AOCL”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and Comprehensive Income relative to cash flow hedges for the three and six months ended October 26, 2013 and October 27, 2012:

	(In thousands)
	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Recognized in AOCI:
Gain (loss) before income taxes	$(139)	$175	$(1,151)	$(2,143)
Less income tax provision (benefit)	(51)	86	(427)	(795)
Net	$(88)	$89	$(724)	$(1,348)
Reclassified from AOCI to cost of sales:
Loss before income taxes	$(650)	$(644)	$(1,216)	$(1,546)
Less income tax benefit	(241)	(235)	(451)	(578)
Net	$(409)	$(409)	$(765)	$(968)
Net change to AOCI	$321	$498	$41	$(380)

As of October 26, 2013, the notional amount of our outstanding aluminum swap contracts was $14.2 million and, assuming no change in the commodity prices, $899,000 of unrealized loss before tax will be reclassified from AOCL and recognized in cost of sales over the next six months. See Note 1.

As of October 26, 2013 and April 27, 2013, the fair value of the derivative liability was $899,000 and $964,000, respectively, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. COMMITMENTS AND CONTINGENCIES

As of October 26, 2013, we guaranteed the residual value of certain leased equipment in the amount of $5.7 million. On August 1, 2013, the lease term was extended for 12 months to August 1, 2014. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended October 26, 2013 (second quarter of fiscal 2014) compared to Three Months Ended October 27, 2012 (second quarter of fiscal 2013)

Net sales for the second quarter of fiscal 2014 increased .7% to $167.7 million compared to $166.6 million for the second quarter of fiscal 2013. The sales improvement is due to case volume growth of 12.5% for our Power+ Brands and a 1.5% increase in unit pricing related to favorable product mix changes. This improvement was partially offset by a 5.8% decline in carbonated soft drink volume.

Gross profit approximated 35.1% of net sales for the second quarter of fiscal 2014 compared to 32.8% of net sales for the second quarter of fiscal 2013. The gross profit improvement is due to favorable product mix changes and higher unit pricing mentioned above. Cost of sales per unit declined 2.0%.

Selling, general & administrative expenses were $39.7 million or 23.7% of net sales for the second quarter of fiscal 2014 compared to $36.1 million or 21.7% of net sales for the second quarter of fiscal 2013. The increase in expenses was due to higher advertising and marketing expenses.

Interest expense increased to $166,000 for the second quarter of fiscal 2014, primarily due to increased borrowings under credit facilities. Other expense includes interest income of $4,000 for the second quarter of fiscal 2014 and $11,000 for the second quarter of fiscal 2013.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.1% for the second quarter of fiscal 2014 and 34.5% for the second quarter of fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Six Months Ended October 26, 2013 (first six months of fiscal 2014) compared to Six Months Ended October 27, 2012 (first six months of fiscal 2013)

Net sales for the first six months of fiscal 2014 decreased 2.7% to $340.0 million compared to $349.4 million for the six months of fiscal 2013. The lower sales resulted from an 8.0% decline in carbonated soft drink volume, primarily attributable to unfavorable weather conditions throughout the U.S. during the first quarter and continuing industry-wide decline. This decline was partially offset by case volume growth of 6.3% for our Power+ Brands and a 1.4% improvement in unit pricing related to favorable product mix changes.

Gross profit approximated 34.6% of net sales for the first six months of fiscal 2014 compared to 32.3% of net sales for the first six months of fiscal 2013. The gross profit improvement is due to favorable product mix changes and higher unit pricing mentioned above. Cost of sales per unit declined 2.0%.

Selling, general & administrative expenses were $79.8 million or 23.5% of net sales for the first six months of fiscal 2014 compared to $72.4 million or 20.7% of net sales for the first six months of fiscal 2013. The increase in expenses was due to higher advertising and marketing expenses.

Interest expense increased to $362,000 for the first six months of fiscal 2014, primarily due to increased borrowings under credit facilities. Other expense includes interest income of $7,000 for the first six months of fiscal 2014 and $25,000 for the first six months of fiscal 2013.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.3% for the first six months of fiscal 2014 and 34.5% for the first six months of fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings under our credit facilities. At October 26, 2013, we maintained $100 million unsecured revolving credit facilities of which $40 million of borrowings were outstanding and $2.3 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first six months of fiscal 2014 increased $8.8 million from April 27, 2013, which compares to an increase of $13.1 million for the similar 2013 fiscal period.

Net cash provided by operating activities for the first six months of fiscal 2014 amounted to $23.5 million compared to $16.1 million for the similar 2013 fiscal period. For the first six months of fiscal 2014, cash flow was principally provided by net income of $24.6 million and depreciation and amortization aggregating $5.8 million, offset in part by an increase in inventory and decline in liabilities.

Net cash used in investing activities for the first six months of fiscal 2014, consisting of capital expenditures, amounted to $4.4 million compared to $3.2 million for the similar 2013 fiscal period.

Net cash used in financing activities for the first six months of fiscal 2014 amounted to $10.4 million, which included $10 million in principal payments under Credit Facilities.

Financial Position

During the first six months of fiscal 2014, working capital increased $15.0 million to $82.5 million. The improvement in working capital resulted from higher cash and inventory levels, partially offset by a lower receivables balance. Due to improved collections, trade receivables decreased $8.1 million resulting in a decline in days sales outstanding from 34.7 days at April 27, 2013 to 30.4 days at October 26, 2013. Inventories increased approximately $3.7 million primarily due to higher inventory levels related to new products and to support planned customer promotions. The current ratio was 2.5 to 1 at October 26, 2013 compared to 2.1 to 1 at April 27, 2013.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2013

National Beverage Corp.
(Registrant)

By:	/s/ Dean A. McCoy
Dean A. McCoy
Senior Vice President and
Chief Accounting Officer