Form 10-Q
period 2014-01-25
NATIONAL BEVERAGE CORP
filed 2014-03-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 25, 2014

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

The number of shares of registrant’s common stock outstanding as of February 26, 2014 was 46,332,515.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	January 25,	April 27,
	2014	2013
Assets
Current assets:
Cash and equivalents	$27,115	$18,267
Trade receivables - net	51,257	64,069
Inventories	42,463	39,234
Deferred income taxes - net	3,534	3,665
Prepaid and other assets	7,738	5,706
Total current assets	132,107	130,941
Property, plant and equipment - net	57,734	57,307
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,549	5,634
Total assets	$210,150	$208,642

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,099	$44,261
Accrued liabilities	15,333	19,142
Income taxes payable	90	34
Total current liabilities	48,522	63,437
Long-term debt	35,000	50,000
Deferred income taxes - net	14,272	14,327
Other liabilities	10,382	10,562
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 400,000 shares issued, aggregate liquidation preference of $20,000	400	400
Common stock, $.01 par value - 75,000,000 shares authorized; 50,364,699 shares issued (50,361,799 shares at April 27, 2013)	504	504
Additional paid-in capital	50,419	50,398
Retained earnings	69,082	37,828
Accumulated other comprehensive loss	(581)	(964)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	101,974	70,316
Total liabilities and shareholders' equity	$210,150	$208,642

 See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Net sales	$136,774	$144,723	$476,793	$494,140

Cost of sales	92,086	98,370	314,526	334,903

Gross profit	44,688	46,353	162,267	159,237

Selling, general and administrative expenses	34,461	33,930	114,228	106,310

Interest expense	153	116	515	179

Other (income) expense - net	(208)	23	(150)	145

Income before income taxes	10,282	12,284	47,674	52,603

Provision for income taxes	3,146	3,870	15,971	17,780

Net income	7,136	8,414	31,703	34,823

Less preferred dividends	(150)	(3)	(449)	(3)

Earnings available to common shareholders	$6,986	$8,411	$31,254	$34,820

Earnings per common share:
Basic	$.15	$.18	$.67	$.75
Diluted	$.15	$.18	$.67	$.75

Weighted average common shares outstanding:
Basic	46,331	46,321	46,330	46,304
Diluted	46,522	46,482	46,516	46,478

See accompanying Notes to Consolidated Financial Statements.

 NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Net income	$7,136	$8,414	$31,703	$34,823

Other comprehensive gain, net of tax:
Cash flow hedges	342	615	383	235

Comprehensive income	$7,478	$9,029	$32,086	$35,058

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended
	January 25,	January 26,
	2014	2013
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	400	-
Preferred stock issued	-	400
End of period	400	400

Common Stock
Beginning of period	504	503
Other	-	1
End of period	504	504

Additional Paid-In Capital
Beginning of period	50,398	30,425
Preferred stock issued	-	19,310
Stock-based compensation	56	183
Other	(35)	330
End of period	50,419	50,248

Retained Earnings
Beginning of period	37,828	109,200
Net income	31,703	34,823
Common stock cash dividend	-	(118,139)
Preferred stock cash dividend	(449)	(3)
End of period	69,082	25,881

Accumulated Other Comprehensive Loss
Beginning of period	(964)	(642)
Cash flow hedges, net of tax	383	235
End of period	(581)	(407)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$101,974	$58,776

See accompanying Notes to Consolidated Financial Statements.

 NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	January 25,	January 26,
	2014	2013
Operating Activities:
Net income	$31,703	$34,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,909	8,435
Deferred income tax benefit	(149)	(453)
Loss on disposal of property, net	10	56
Stock-based compensation	56	183
Changes in assets and liabilities:
Trade receivables	12,812	10,413
Inventories	(3,229)	(800)
Prepaid and other assets	(1,814)	(1,540)
Accounts payable	(11,162)	(19,949)
Accrued and other liabilities	(4,829)	(4,198)
Net cash provided by operating activities	32,307	26,970

Investing Activities:
Additions to property, plant and equipment	(8,009)	(6,025)
Proceeds from sale of property, plant and equipment	34	22
Net cash used in investing activities	(7,975)	(6,003)

Financing Activities:
Dividends paid on common stock	-	(118,139)
Dividends paid on preferred stock	(449)	-
Borrowings (repayments) under credit facilities, net	(15,000)	60,000
Proceeds from sale of preferred stock, net	-	19,710
Other, net	(35)	331
Net cash used in financing activities	(15,484)	(38,098)

Net Increase (Decrease) in Cash and Equivalents	8,848	(17,131)

Cash and Equivalents - Beginning of Year	18,267	35,626

Cash and Equivalents - End of Period	$27,115	$18,495

Other Cash Flow Information:
Interest paid	$589	$160
Income taxes paid	$17,835	$17,527

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 25, 2014 are comprised of finished goods of $24.0 million and raw materials of $18.5 million. Inventories at April 27, 2013 are comprised of finished goods of $23.2 million and raw materials of $16.0 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	January 25, 2014	April 27, 2013
Land	$9,779	$9,779
Buildings and improvements	50,347	49,391
Machinery and equipment	147,289	141,314
Total	207,415	200,484
Less accumulated depreciation	(149,681)	(143,177)
Property, plant and equipment – net	$57,734	$57,307

Depreciation expense was $2.5 million and $7.5 million for the three and nine months ended January 25, 2014, respectively, and $2.2 million and $6.9 million for the three and nine months ended January 26, 2013, respectively.

3. DEBT

At January 25, 2014, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at January 25, 2014). At January 25, 2014, borrowings outstanding under the Credit Facilities were $35 million, $2.3 million of the Credit Facilities were used for standby letters of credit and $62.7 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 25, 2014, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 25, 2014, options to purchase 5,245 shares of common stock were granted (weighted average exercise price of $7.43 per share), options to purchase 2,900 shares were exercised (weighted average exercise price of $5.75 per share), and options to purchase 35,900 shares were cancelled (weighted average exercise price of $7.66). At January 25, 2014, options to purchase 408,255 shares (weighted average exercise price of $6.70 per share) were outstanding and stock-based awards to purchase 3,037,289 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into various aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans through April 2014. The financial instruments were designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Loss (“AOCL”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and Comprehensive Income relative to cash flow hedges for the three and nine months ended January 25, 2014 and January 26, 2013:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Recognized in AOCL:
Gain (loss) before income taxes	$(53)	$735	$(1,203)	$(1,408)
Less income tax provision (benefit)	(20)	272	(447)	(523)
Net	$(33)	$463	$(756)	$(885)
Reclassified from AOCL to cost of sales:
Loss before income taxes	$(596)	$(242)	$(1,811)	$(1,788)
Less income tax benefit	(221)	(90)	(672)	(668)
Net	$(375)	$(152)	$(1,139)	$(1,120)
Net change to AOCL	$342	$615	$383	$235

As of January 25, 2014, the notional amount of our outstanding aluminum swap contracts was $8.2 million and, assuming no change in the commodity prices, $356,000 of unrealized loss before tax will be reclassified from AOCL and recognized in cost of sales over the next three months. See Note 1.

As of January 25, 2014 and April 27, 2013, the fair value of the derivative liability was $356,000 and $964,000, respectively, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. COMMITMENTS AND CONTINGENCIES

As of January 25, 2014, we guaranteed the residual value of certain leased equipment in the amount of $5.7 million. On August 1, 2013, the lease term was extended for 12 months to August 1, 2014. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company will be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

7. COMMON STOCK CASH DIVIDENDS

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

RESULTS OF OPERATIONS

Three Months Ended January 25, 2014 (third quarter of fiscal 2014) compared to Three Months Ended January 26, 2013 (third quarter of fiscal 2013)

Net sales for the third quarter of fiscal 2014 decreased 5.5% to $136.8 million compared to $144.7 million for the third quarter of fiscal 2013. The lower sales resulted from an 8.8% decline in carbonated soft drink volume, principally due to unfavorable weather conditions and industry-wide consumption decline. This decline was partially offset by case volume growth of 9.2% for our Power+ Brands.

Gross profit approximated 32.7% of net sales for the third quarter of fiscal 2014 compared to 32.0% of net sales for the third quarter of fiscal 2013. The gross profit margin improvement was due to favorable product mix changes and lower raw material costs. Cost of sales per unit declined 2.6%.

Selling, general & administrative expenses were $34.5 million or 25.2% of net sales for the third quarter of fiscal 2014 compared to $33.9 million or 23.4% of net sales for the third quarter of fiscal 2013. The increase in expenses was due to higher selling and marketing expenses.

Interest expense increased to $153,000 for the third quarter of fiscal 2014, primarily due to increased borrowings under credit facilities. Other expense includes interest income of $3,000 for the third quarter of fiscal 2014 and $9,000 for the third quarter of fiscal 2013.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 30.6% for the third quarter of fiscal 2014 and 31.5% for the third quarter of fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Nine Months Ended January 25, 2014 (first nine months of fiscal 2014) compared to Nine Months Ended January 26, 2013 (first nine months of fiscal 2013)

Net sales for the first nine months of fiscal 2014 decreased 3.5% to $476.8 million compared to $494.1 million for the nine months of fiscal 2013. The lower sales resulted from an 8.2% decline in carbonated soft drink volume, principally due to unfavorable weather conditions and industry-wide consumption decline. This decline was partially offset by case volume growth of 7.1% for our Power+ Brands and a .5% improvement in unit pricing related to favorable product mix changes.

Gross profit approximated 34.0% of net sales for the first nine months of fiscal 2014 compared to 32.2% of net sales for the first nine months of fiscal 2013. The gross profit improvement is due to favorable product mix changes and higher unit pricing mentioned above. Cost of sales per unit declined 2.2%.

Selling, general & administrative expenses were $114.2 million or 24.0% of net sales for the first nine months of fiscal 2014 compared to $106.3 million or 21.5% of net sales for the first nine months of fiscal 2013. The increase in expenses was due to higher selling and marketing expenses.

Interest expense increased to $515,000 for the first nine months of fiscal 2014, primarily due to increased borrowings under credit facilities. Other expense includes interest income of $10,000 for the first nine months of fiscal 2014 and $34,000 for the first nine months of fiscal 2013.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 33.5% for the first nine months of fiscal 2014 and 33.8% for the first nine months of fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of funds are cash generated from operations and borrowings under our credit facilities. At January 25, 2014, we maintained $100 million unsecured revolving credit facilities of which $35 million of borrowings were outstanding and $2.3 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first nine months of fiscal 2014 increased $8.8 million from April 27, 2013, which compares to a decrease of $17.1 million for the similar 2013 fiscal period. Fiscal 2013 includes a common stock cash dividend of $118.1 million paid on December 27, 2012.

Net cash provided by operating activities for the first nine months of fiscal 2014 amounted to $32.3 million compared to $27.0 million for the similar 2013 fiscal period. For the first nine months of fiscal 2014, cash flow was principally provided by net income of $31.7 million and depreciation and amortization of $8.9 million, offset in part by an increase in inventory and decline in liabilities.

Net cash used in investing activities for the first nine months of fiscal 2014, consisting of capital expenditures, amounted to $8.0 million compared to $6.0 million for the similar 2013 fiscal period.

Net cash used in financing activities for the first nine months of fiscal 2014 amounted to $15.5 million, which included $15 million in principal payments under Credit Facilities.

Financial Position

During the first nine months of fiscal 2014, working capital increased $16.1 million to $83.6 million. The increase in working capital consisted of higher cash and inventory levels and seasonal decreases in trade receivables and current liabilities. Days sales outstanding declined from 34.7 days at April 27, 2013 to 34.1 days at January 25, 2014. Inventories increased $3.2 million primarily due to higher inventory levels related to new products and to support planned customer promotions. The current ratio was 2.7 to 1 at January 25, 2014 compared to 2.1 to 1 at April 27, 2013.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 25, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2014

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President - Finance