Form 10-K
period 2014-05-03
NATIONAL BEVERAGE CORP
filed 2014-07-17
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 3, 2014

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $18.78 on October 25, 2013 was approximately $214.3 million.

The number of shares of Registrant’s common stock outstanding as of July 9, 2014 was 46,337,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

Our brands consist of (i) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including energy drinks and shots, juices, sparkling waters and enhanced beverages, and (ii) Carbonated Soft Drinks in a variety of flavors as well as regular, diet and reduced-calorie options. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the “Strategic Alliance” concept of having our brands and Allied Brands marketed to effectuate enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our manufacturing model integrates the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as thousands of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customer warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We believe that the combination of our business strategies and philosophies is key to giving us a greater competitive advantage and differentiating us from our competitors. These include the following:

Lifestyle Focus – We focus on developing healthier and functional beverages in response to a global shift in consumer buying habits. As health and wellness awareness grows, consumers are turning to drinks with reduced calories, wholesome ingredients and efficacy to meet their specific lifestyle needs. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy changing preferences of an increasingly diverse mix of ‘crossover consumers’ – a growing group who desire a change from Carbonated Soft Drinks and other artificially flavored, artificially sweetened beverages.

Fantasy of Flavors – Throughout our product lines, we emphasize distinctly flavored beverages. Although cola drinks account for approximately 50% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume. In the higher margin convenience store channel, flavors represent 54% of soft drink sales and are outpacing colas. Our flavor development spans 125 years and originated with our flagship brands, Shasta® and Faygo®, each of which offers more than 30 flavor varieties.

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

Creative Agility – In a beverage industry that is dominated by the “cola giants”, we pride ourselves on our ability to respond faster and more creatively to consumer trends than many of our competitors who are burdened by distribution complexity and legacy costs. We strive to build long-term brand value by developing creative marketing programs, propriety flavors and distinctive packaging. In recent years, we have introduced numerous new flavors or package sizes and have won many package design awards. We continue to develop products and package sizes designed to expand distribution. We believe that the most dynamic validation of our strategy is our competitors’ efforts to replicate our creative business model.

PRODUCTS

The National Beverage Corp. brand portfolio contains a wide variety of beverages to meet consumer needs in a multitude of market segments. National Beverage employs its flavor expertise with beverage offerings including, but not limited to, the following non-alcoholic beverage segments:

Carbonated Soda: Sugar Free, Regular, and Reduced Calorie

Sparkling Waters

Spring Water

Enhanced Water

Energy Drinks and Shots

Functional Beverages and Sports Drinks

Juice and Juice Drinks

Teas and Lemonades

Power+ Brands –

LaCroix

100% all natural LaCroix® Sparkling Water is setting the pace in the Sparkling Water segment that is fast becoming the alternative to traditional carbonated soda. Calorie, Sweetener, Sodium Free LaCroix has the support of major national chains and is the top selling domestic Sparkling Water packaged in cans.

LaCroix’s dynamic new “theme” LaCroix Cúrate™ “Cure Yourself” celebrates French sophistication with Spanish zest with two bold flavors Cerise Limon (cherry lime) and Pomme Baya (apple berry) in tall 12 oz. consumer-favored cans. Brilliant graphics, robust aroma, naturally “Essenced” and premium priced, Cúrate is a trendsetting addition to a brand that is the healthy alternative for trend forward consumers.

Additional LaCroix themes are in development with unique packaging, ground breaking flavor concepts and a go-to-market strategy designed to provide additional placements within the retail environment outside the traditional grocery shelf.

Rip It

Rip It® energy fuel is the flavor innovator in the growing energy category with 14 unique flavors including six sugar free, bringing variety and value to the widening consumer base. Rip It “Tribute” themed energy is a successful military inspired addition to the lineup with the latest addition Tribute CYP-X Orange Crème. Building on the flavor tradition of original Rip It, a 2 oz. sugar free shot version with seven flavors is marketed through our distribution system in multiple displayable package configurations.

Everfresh

Everfresh® 100% juice and juice drinks are available in over 30 flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Blueberry Pomegranate and Pineapple Mango. Originating in the Midwest, the Everfresh signature package is a hot-filled, 16 oz. glass bottle primarily for single-serve consumption. Additional consumer friendly packages range from 10 oz. to 64 oz.

Everfresh Premier Varietals™, a new theme from Everfresh positioned as a stand-alone brand to primarily be displayed in the produce section, is a premium line of 100% natural apple juice from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and the new Pink Lady. The Premier Varietals is packaged in an award-winning 12 oz. glass bottle with a decorative tamper evident neck seal.

Carbonated Soft Drinks –

Currently celebrating its 125th anniversary and distributed nationally, Shasta® is recognized to be a bottling industry pioneer and innovator. As our largest volume brand, Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and such unique tastes as California Dreamin’, Very Cherry Twist and Fiesta Punch. Commemorating Shasta’s 125 years and origin as a Sparkling Water Company, a new theme is in development showcasing Shasta’s classic flavors in an unsweetened zero calorie refreshing Sparkling Water concept. More than 100 years old, Faygo® products are primarily distributed east of the Mississippi River and include numerous unique flavors including RedPop®, Moon Mist®, Rock’n’Rye® and newly introduced Cotton Candy. We also produce and market Ritz® soft drinks and seltzers, primarily in the southeastern U.S., distribute Big Shot® in New Orleans and surrounding areas, and offer St. Nick’s® soft drinks during the holiday season. During recent years, we reformulated many of our brands to reduce the caloric content while still preserving their time tested flavor profiles.

Our Brands, optically and content-wise, are always a work in process. As often as innovation develops, we endeavor to significantly improve them, striving for quality and authenticity over cost.

MANUFACTURING

Our twelve manufacturing facilities are strategically located near major metropolitan markets across the continental United States. The locations of our plants enable us to efficiently manufacture and distribute beverages to substantially all geographic markets in the United States, including 22 of the top 25 metropolitan statistical areas. Each manufacturing facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from ten ounces to three liters.

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

Raw Materials

Our centralized procurement group maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our manufacturing facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as a low-cost producer of beverages.

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

Substantially all of the materials and ingredients we purchase are presently available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, quality, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. A significant portion of our raw material purchases, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities and/or the requirement to purchase all supplies for specified locations. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

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

Employees

As of May 3, 2014, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements. We believe that relations with our employees are generally good.

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

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have considered limiting the consumption of and imposing additional taxes on soft drinks and other sweetened beverages, including those sweetened with high fructose corn syrup. Changes in existing laws or regulations could negatively affect our financial results through lower sales or higher costs.

Sustained increases in the cost of employee benefits. Our profitability is affected by the cost of medical and retirement benefits provided to employees. In recent years, we have experienced significant increases in these costs as a result of certain factors beyond our control. Although we seek to limit these cost increases, continued upward pressure in these costs could reduce our profitability.

Unfavorable weather conditions. Unfavorable weather conditions could have an adverse impact on our revenue and profitability. Unusually cold or rainy weather may temporarily reduce demand for our products and contribute to lower sales, which could adversely affect our profitability for such periods. Prolonged drought conditions in the geographic regions in which we do business could lead to restrictions on the use of water, which could adversely affect our ability to manufacture and distribute products.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	May 3, 2014		April 27, 2013
	High	Low	High	Low
First Quarter	$18.66	$14.48	$15.85	$13.57
Second Quarter	$18.96	$15.63	$15.83	$14.05
Third Quarter	$21.71	$18.06	$17.75	$13.62
Fourth Quarter	$22.26	$18.58	$14.72	$13.21

At July 8, 2014, there were approximately 6,200 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of Common Stock. As of May 3, 2014, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares of Common Stock purchased during the last three fiscal years.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. The Series D Preferred is nonvoting and redeemable at the option of the Company beginning May 1, 2014 at $50 per share. Upon a change of control, as such term is defined in the Certificate of Designation of the Special Series D Preferred Stock, the holder shall have the right to convert the Series D Preferred into shares of Common Stock at a conversion price equal to the tender price per share offered to the holders of the Common Stock. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. The Series D Preferred was issued by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred, representing 40% of the amount outstanding, for an aggregate price of $8 million plus accrued dividends. In conjunction with the partial redemption, the annual dividend rate on the outstanding Series D Preferred was reduced to 2.5% for the twelve month period beginning May 1, 2014.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 2, 2009, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index and (iii) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on May 2, 2009 provided a compounded annual return of approximately 24.1% as of May 3, 2014.

	5/2/09	5/1/10	4/30/11	4/28/12	4/27/13	5/3/14
National Beverage Corp.	$100.00	$122.56	$172.20	$181.61	$211.11	$278.34
NASDAQ Composite	100.00	144.47	170.25	183.72	199.01	253.53
Peer Group	100.00	155.94	181.56	148.70	200.44	195.68

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	May 3,	April 27,	April 28,	April 30,	May 1,
	2014 (3)	2013	2012	2011	2010
SUMMARY OF OPERATIONS:
Net sales	$641,135	$662,007	$628,886	$600,193	$593,465
Cost of sales	423,480	444,757	415,629	381,539	396,450
Gross profit	217,655	217,250	213,257	218,654	197,015
Selling, general and administrative expenses	153,220	146,223	146,169	155,885	145,159
Interest expense	660	403	107	99	120
Other expense - net	666	173	85	20	351
Income before income taxes	63,109	70,451	66,896	62,650	51,385
Provision for income taxes	19,474	23,531	22,903	21,896	18,532
Net income	$43,635	$46,920	$43,993	$40,754	$32,853

PER SHARE DATA:
Basic earnings per common share (1)	$.93	$1.01	$.95	$.88	$.71
Diluted earnings per common share (1)	.92	1.01	.95	.88	.71
Closing stock price	19.21	14.57	14.68	13.92	11.60
Dividends paid on common stock (2)	-	2.55	-	2.30	1.35

BALANCE SHEET DATA:
Cash and equivalents (2)	$29,932	$18,267	$35,626	$7,372	$68,566
Working capital (2)	78,618	67,504	69,818	30,930	92,898
Property, plant and equipment - net	59,494	57,307	56,729	55,337	53,401
Total assets (2)	222,841	208,642	222,988	182,810	240,359
Long-term debt	30,000	50,000	-	-	-
Deferred income tax liability	13,873	14,327	14,214	14,548	15,597
Shareholders' equity (2)	106,201	70,316	121,636	80,336	141,572
Dividends paid on common stock (2)	-	118,139	-	106,314	62,295

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

(3)	Fiscal 2014 consisted of 53 weeks.

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

Our brands consist of (i) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including energy drinks and shots, juices, sparkling waters and enhanced beverages, and (ii) Carbonated Soft Drinks in a variety of flavors as well as regular, diet and reduced-calorie options. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the “Strategic Alliance” concept of having our brands and Allied Brands marketed to effectuate enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our manufacturing model integrates the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as thousands of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customer warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We consider ourselves to be a leader in the development and sale of flavored beverage products. The National Beverage Corp. brand portfolio contains a wide variety of beverages to meet consumer needs in a multitude of markets segments. Our portfolio of Power+ Brands is targeted to consumers seeking healthier and functional alternatives to complement their active lifestyles, and includes LaCroix® and LaCroix Cúrate™ sparkling water products; Rip It® energy drinks and shots; and Everfresh®  and Everfresh Premier Varietals™, 100% juice and juice-based products. Our carbonated soft drink flavor development spans 125 years originating with our flagship brands, Shasta® and Faygo®.

Our strategy emphasizes the growth of our products by (i) expanding our focus on healthier and functional beverages tailored toward healthy, active lifestyles, (ii) offering a beverage portfolio of proprietary flavors with distinctive packaging and broad demographic appeal, (iii) supporting the franchise value of regional brands, (iv) appealing to the “quality-value” expectations of the family consumer, and (v) responding to demographic trends by developing innovative products designed to expand distribution.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended May 3, 2014 (“Fiscal 2014”) decreased 3.2% to $641.1 million as compared to $662.0 million for the fiscal year ended April 27, 2013 (“Fiscal 2013”). The lower sales resulted from a 7.5% volume decline in Carbonated Soft Drinks, principally due to extended periods of unfavorable weather conditions and industry-wide consumption decline. This volume decline was partially offset by case volume growth of 8.2% for our Power+ Brands. Average net selling price per case was approximately the same for both years.

Net sales for the fiscal year ended April 27, 2013 increased 5.3% to $662.0 million as compared to $628.9 million for the fiscal year ended April 28, 2012 (“Fiscal 2012”). This sales improvement is due to case volume growth of our Power+ Brands of 5.4% and growth of Carbonated Soft Drinks, which includes Allied Brands, of 6.4%. Average net selling price per case decreased .8% primarily due to changes in product mix.

Gross Profit

Gross profit was 33.9% of net sales for Fiscal 2014, which represents a 1.1% margin improvement compared to Fiscal 2013. The gross margin improvement is primarily due to favorable product mix changes and lower raw material costs. Cost of sales decreased 1.7% on a per case basis.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $153.2 million or 23.9% of net sales for Fiscal 2014 compared to $146.2 million or 22.1% of net sales for Fiscal 2013. Fiscal 2014 expenses reflect higher selling and marketing costs, primarily due to increased advertising expenses.

Selling, general and administrative expenses were $146.2 million or 22.1% of net sales for Fiscal 2013 compared to $146.2 million or 23.2% of net sales for Fiscal 2012. Fiscal 2013 expenses reflect higher shipping and handling costs due to increased case volume, offset by reduced marketing and administrative expenses.

Interest Expense and Other Expense - Net

Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit. The Company paid a special cash dividend of $118.1 million ($2.55 per common share) on December 27, 2012 from available cash and borrowings under our credit facilities. Due to increased borrowings, interest expense increased to $660,000 in Fiscal 2014 from $403,000 in Fiscal 2013 and $107,000 in Fiscal 2012. Other expense is net of interest income of $15,000 for Fiscal 2014, $37,000 for Fiscal 2013 and $69,000 for Fiscal 2012. The decline in interest income for Fiscal 2014 and Fiscal 2013 is due to lower average invested balances.

Income Taxes

Our effective tax rate would have been approximately 34%* for Fiscal 2014, compared with 33.4% for Fiscal 2013 and 34.2% for Fiscal 2012. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, the manufacturing deduction; and for Fiscal 2014, adjustment of unrecognized tax benefits related to the resolution of certain open tax years, which resulted in a 30.9% tax rate. *See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At May 3, 2014, we maintained $100 million unsecured revolving credit facilities, of which $30 million of borrowings were outstanding and $2.2 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities. Expenditures for property, plant and equipment amounted to $12.1 million for Fiscal 2014. There were no material capital expenditure commitments at May 3, 2014.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock (“Series D Preferred”), par value $1 per share for an aggregate purchase price of $20 million. On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred, representing 40% of the amount outstanding, for an aggregate price of $8 million. In conjunction with the partial redemption, the annual dividend rate on the outstanding Series D Preferred was reduced to 2.5% for the twelve month period beginning May 1, 2014. See Note 5 of Notes to Consolidated Financial Statements.

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of approximately $6.4 million for Fiscal 2014, $6.6 million for Fiscal 2013 and $6.3 million for Fiscal 2012. At May 3, 2014, management fees payable to CMA were $1.6 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2014, $52.4 million was provided by operating activities, $12.1 million was used in investing activities and $28.7 million was used in financing activities. Cash provided by operating activities increased $12.1 million primarily due to changes in working capital. Cash used in investing activities increased to $12.1 million reflecting higher capital expenditures in Fiscal 2014. Cash used in financing activities was $28.7 million reflecting $8 million redemption of preferred stock and $20 million repayment of debt.

During Fiscal 2013, $40.3 million was provided by operating activities, which was offset by $9.6 million used in investing activities and $48.0 million used in financing activities. Cash provided by operating activities increased $2.6 million primarily due to increased earnings. Cash used in financing activities increased $48.4 million due to the special dividend payment of $118.1 million in Fiscal 2013, partially offset by $19.7 million in proceeds from the issuance of the Series D Preferred and $50.0 million in net borrowings under credit facilities.

Financial Position

During Fiscal 2014, our working capital increased $11.1 million to $78.6 million primarily due to cash generated from operating activities. Trade receivables decreased $5.9 million due to lower sales activity as days sales outstanding remain unchanged at 34.7 days. Inventories increased $4.7 million primarily due to higher quantities related to new products and to support more frequent customer promotions. At May 3, 2014, the current ratio was 2.2 to 1 as compared to 2.1 to 1 at April 27, 2013.

During Fiscal 2013, our working capital decreased $2.3 million to $67.5 million due to a decline in cash resulting from the payment of the special cash dividend. Trade receivables increased $2.5 million, which represents an increase in days sales outstanding from approximately 33.9 days to 34.7 days, and inventories decreased $1.6 million, which represents an improvement in annual inventory turns from 11.0 to 11.2 times. Accounts payable decreased $10.6 million due to the timing of payments to vendors at the end of the fiscal year. At April 27, 2013, the current ratio was 2.1 to 1 as compared to 1.9 to 1 at April 28, 2012.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 3, 2014 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$30,000	$-	$30,000	$-	$-
Operating leases	19,548	4,768	7,248	5,055	2,477
Purchase commitments	32,847	32,847	-	-	-
Total	$82,395	$37,615	$37,248	$5,055	$2,477

As of May 3, 2014, we guaranteed the residual value of certain leased equipment in the amount of $5.3 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2014, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions were $2.7 million for Fiscal 2014, $2.6 million for Fiscal 2013 and $2.5 million for Fiscal 2012. See Note 9 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for the specific periods indicated in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2015 and are expected to be renewed.

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

Sales Incentives

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. When the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume; otherwise, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.

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

Interest Rates

At May 3, 2014, the Company had $30 million in borrowings outstanding under its credit facilities with a weighted average interest rate of 1.1%. Interest rate hedging products are not currently used to mitigate risk from interest fluctuations. If the interest rate on our debt changed by 100 basis points (1%), our interest expense for Fiscal 2014 would have changed by approximately $400,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 3,	April 27,
	2014	2013
Assets
Current assets:
Cash and equivalents	$29,932	$18,267
Trade receivables - net	58,205	64,069
Inventories	43,914	39,234
Deferred income taxes - net	2,685	3,665
Prepaid and other assets	8,405	5,706
Total current assets	143,141	130,941
Property, plant and equipment - net	59,494	57,307
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,446	5,634
Total assets	$222,841	$208,642

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$45,606	$44,261
Accrued liabilities	18,873	19,142
Income taxes payable	44	34
Total current liabilities	64,523	63,437
Long-term debt	30,000	50,000
Deferred income taxes - net	13,873	14,327
Other liabilities	8,244	10,562
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Series D - 240,000 shares (2014) and 400,000 shares (2013) issued, aggregate liquidation preference of $12,000 (2014) and $20,000 (2013)	240	400
Common stock, $.01 par value - 75,000,000 shares authorized; 50,367,799 shares (2014) and 50,361,799 shares (2013) issued	504	504
Additional paid-in capital	42,775	50,398
Retained earnings	80,737	37,828
Accumulated other comprehensive loss	(205)	(964)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	106,201	70,316
Total liabilities and shareholders' equity	$222,841	$208,642

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	May 3,	April 27,	April 28,
	2014	2013	2012

Net sales	$641,135	$662,007	$628,886

Cost of sales	423,480	444,757	415,629

Gross profit	217,655	217,250	213,257

Selling, general and administrative expenses	153,220	146,223	146,169

Interest expense	660	403	107

Other expense - net	666	173	85

Income before income taxes	63,109	70,451	66,896

Provision for income taxes	19,474	23,531	22,903

Net income	43,635	46,920	43,993

Less preferred dividends and accretion	(726)	(153)	-

Earnings available to common shareholders	$42,909	$46,767	$43,993

Earnings per common share:
Basic	$.93	$1.01	$.95
Diluted	$.92	$1.01	$.95

Weighted average common shares outstanding:
Basic	46,331	46,310	46,267
Diluted	46,519	46,482	46,448

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	May 3,	April 27,	April 28,
	2014	2013	2012

Net income	$43,635	$46,920	$43,993

Other comprehensive income (loss), net of tax:

Cash flow hedges	610	(295)	(3,063)

Other	149	(27)	(330)

Total	759	(322)	(3,393)

Comprehensive income	$44,394	$46,598	$40,600

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	May 3, 2014		April 27, 2013		April 28, 2012
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	400	400	-	-	-	-
Series D preferred (redeemed) issued	(160)	(160)	400	400	-	-
End of year	240	240	400	400	-	-
Common Stock
Beginning of year	50,362	504	50,322	503	50,262	503
Stock options exercised	6	-	40	1	60	-
End of year	50,368	504	50,362	504	50,322	503
Additional Paid-In Capital
Beginning of year		50,398		30,425		29,725
Series D preferred (redeemed) issued		(7,722)		19,304		-
Stock options exercised		47		238		115
Stock-based compensation		95		230		290
Other		(43)		201		295
End of year		42,775		50,398		30,425
Retained Earnings
Beginning of year		37,828		109,200		65,207
Net income		43,635		46,920		43,993
Common stock dividends		-		(118,139)		-
Preferred stock dividends & accretion		(726)		(153)		-
End of year		80,737		37,828		109,200
Accumulated Other Comprehensive Loss
Beginning of year		(964)		(642)		2,751
Cash flow hedges		610		(295)		(3,063)
Other		149		(27)		(330)
End of year		(205)		(964)		(642)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$106,201		$70,316		$121,636

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 3,	April 27,	April 28,
	2014	2013	2012
Operating Activities:
Net income	$43,635	$46,920	$43,993
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,708	11,002	10,651
Deferred income tax provision (benefit)	79	172	(477)
Loss on disposal of property, net	51	63	7
Stock-based compensation	95	230	290
Changes in assets and liabilities:
Trade receivables	5,864	(2,478)	(5,679)
Inventories	(4,680)	1,628	(7,509)
Prepaid and other assets	(2,548)	(2,466)	(2,239)
Accounts payable	1,345	(10,614)	5,618
Accrued and other liabilities	(3,167)	(4,193)	(6,959)
Net cash provided by operating activities	52,382	40,264	37,696

Investing Activities:
Additions to property, plant and equipment	(12,124)	(9,693)	(9,905)
Proceeds from sale of property, plant and equipment	62	77	53
Net cash used in investing activities	(12,062)	(9,616)	(9,852)

Financing Activities:
Dividends paid on common stock	-	(118,139)	-
Dividends paid on preferred stock	(659)	(12)	-
(Repayments) borrowings under credit facilities	(20,000)	50,000	-
(Redemption) issuance of preferred stock	(8,000)	19,704	-
Proceeds from stock options exercised	47	239	115
Other	(43)	201	295
Net cash (used in) provided by financing activities	(28,655)	(48,007)	410

Net Increase (Decrease) in Cash and Equivalents	11,665	(17,359)	28,254

Cash and Equivalents - Beginning of Year	18,267	35,626	7,372

Cash and Equivalents - End of Year	$29,932	$18,267	$35,626

Other Cash Flow Information:
Interest paid	$723	$341	$95
Income taxes paid	23,079	24,327	23,127

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

1. significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2014 consisted of 53 weeks while Fiscal 2013 and Fiscal 2012 consisted of 52 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 188,000 shares in Fiscal 2014, 172,000 shares in Fiscal 2013 and 181,000 shares in Fiscal 2012.

Fair Value

The fair value of long-term debt approximates its carrying value due to its variable interest rate and lack of prepayment penalty. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive upon sale, taking into consideration current market prices and credit worthiness. See Note 6.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based on the best information available. Estimated fair value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if we believe such assets may be impaired. An impairment loss is recognized if the carrying amount or, for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

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

Intangible Assets

Intangible assets as of May 3, 2014 and April 27, 2013 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 3, 2014 were comprised of finished goods of $27.2 million and raw materials of $16.7 million. Inventories at April 27, 2013 were comprised of finished goods of $23.2 million and raw materials of $16.0 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $50.2 million in Fiscal 2014, $44.6 million in Fiscal 2013 and $45.8 million in Fiscal 2012.

New Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services.  ASU 2014-09 is effective for our fiscal year beginning April 30, 2017.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 7 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.

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

Sales Incentives

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. When the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume; otherwise, we accrue the expected amount to be paid over the period of benefit or expected sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $44.4 million in Fiscal 2014, $44.2 million in Fiscal 2013 and $41.8 million in Fiscal 2012. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Balance at beginning of year	$454	$399	$452
Net charge to expense	95	96	4
Net charge-off	(150)	(41)	(57)
Balance at end of year	$399	$454	$399

As of May 3, 2014 and April 27, 2013, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 3, 2014 and April 27, 2013 consisted of the following:

	(In thousands)
	2014	2013
Land	$9,779	$9,779
Buildings and improvements	51,494	49,391
Machinery and equipment	148,699	141,314
Total	209,972	200,484
Less accumulated depreciation	(150,478)	(143,177)
Property, plant and equipment – net	$59,494	$57,307

Depreciation expense was $9.8 million for Fiscal 2014, $9.0 million for Fiscal 2013 and $8.5 million for Fiscal 2012.

3. ACCRUED LIABILITIES

Accrued liabilities as of May 3, 2014 and April 27, 2013 consisted of the following:

	(In thousands)
	2014	2013
Accrued compensation	$7,049	$8,051
Accrued promotions	3,812	3,912
Accrued insurance	2,238	1,451
Other	5,774	5,728
Total	$18,873	$19,142

4. DEBT

At May 3, 2014, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at May 3, 2014). Borrowings outstanding under the Credit Facilities were $30 million at May 3, 2014 and $50 million at April 27, 2013. At May 3, 2014, $2.2 million of the Credit Facilities were used for standby letters of credit and $67.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At May 3, 2014, we were in compliance with all loan covenants.

5. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012, $106.3 million ($2.30 per share) on February 14, 2011 and $62.3 million ($1.35 per share) on January 22, 2010.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. Accrued dividends at May 3, 2014 and April 27, 2013 were $90,000 and $141,000, respectively. The Series D Preferred is nonvoting and redeemable at the option of the Company beginning May 1, 2014 at $50 per share. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, such shares have no liquidation value.

On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred, representing 40% of the amount outstanding, for an aggregate price of $8 million plus accrued dividends. In connection therewith, the Company accreted and charged to retained earnings $118,000 of original issuance costs, which was deducted from income available to common shareholders for earnings per share calculation. In conjunction with the partial redemption, the annual dividend rate on the outstanding Series D Preferred was reduced to 2.5% for the twelve month period beginning May 1, 2014. In evaluating the impact of the rate change, the Company determined that the related fair value change was immaterial and that no adjustment was required.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of common stock. As of May 3, 2014, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares purchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over 2,000% since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $6.4 million for Fiscal 2014, $6.6 million for Fiscal 2013 and $6.3 million for Fiscal 2012. Included in accounts payable were amounts due CMA of $1.6 million at May 3, 2014 and $3.1 million at April 27, 2013.

6. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Recognized in AOCI-
Loss before income taxes	$(1,059)	$(2,521)	$(4,484)
Less income tax benefit	(393)	(935)	(1,642)
Net	(666)	(1,586)	(2,842)
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(2,028)	(2,060)	290
Less income tax (benefit) provision	(752)	(769)	69
Net	(1,276)	(1,291)	221
Net change to AOCI	$610	$(295)	$(3,063)

As of May 3, 2014, the notional amount of our outstanding aluminum swap contracts was $2.3 million and, assuming no change in the commodity prices, $5,000 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next month. See Note 1.

As of May 3, 2014, the fair value of the derivative asset was $5,000, which was included in prepaid and other assets. As of April 27, 2013, the fair value of the derivative liability was $964,000, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7. INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Current	$19,395	$23,359	$23,380
Deferred	79	172	(477)
Total	$19,474	$23,531	$22,903

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 3, 2014 and April 27, 2013 consisted of the following:

	(In thousands)
	2014	2013
Deferred tax assets:
Accrued expenses and other	$4,126	$5,241
Inventory and amortizable assets	400	355
Total deferred tax assets	4,526	5,596
Deferred tax liabilities:
Property	15,616	16,159
Intangibles and other	98	99
Total deferred tax liabilities	15,714	16,258
Net deferred tax liabilities	$11,188	$10,662
Current deferred tax assets – net	$2,685	$3,665
Noncurrent deferred tax liabilities – net	$13,873	$14,327

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2014*	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	1.6	2.7
Manufacturing deduction benefit	(3.0)	(3.1)	(3.1)
Adjustment of unrecognized tax benefit	(3.3)	(.2)	(.1)
Other differences	(.1)	.1	(.3)
Effective income tax rate	30.9%	33.4%	34.2%

*  During April 2014, the Company reached an agreement with the Internal Revenue Service with respect to its review of the Company’s federal income tax returns for the three years ended April 2013. No material adjustments were proposed and, accordingly, the Company adjusted the related unrecognized tax benefits during the fourth quarter of Fiscal 2014.

As of May 3, 2014, the gross amount of unrecognized tax benefits was $2.1 million and $2.1 million was recognized as a tax benefit in Fiscal 2014. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.4 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal		Fiscal	Fiscal
	2014		2013	2012
Beginning balance	$4,349		$4,548	$4,687
Increases due to current period tax positions	268		415	408
Decreases due to lapse of statute of limitations and audit resolutions	(2,494	)*	(614)	(547)
Ending balance	$2,123		$4,349	$4,548

*	Includes $1,907 related to the Internal Revenue Service review of the Company's federal income tax returns for the three years ended April 2013 noted above.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 3, 2014, unrecognized tax benefits included accrued interest of $351,000, of which approximately $163,000 was recognized as a tax benefit in Fiscal 2014.

We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2013 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2009.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options granted were 5,245 KEEP shares in Fiscal 2014, 2,000 KEEP shares in Fiscal 2013 and 3,000 KEEP shares in Fiscal 2012. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8 years for Fiscal 2014, 8 years for Fiscal 2013 and 8 years for Fiscal 2012; weighted average expected volatility of 35.8% for Fiscal 2014, 38.1% for Fiscal 2013 and 42.9% for Fiscal 2012; weighted average risk free interest rates of 1.9% for Fiscal 2014, 1.6% for Fiscal 2013 and 2.5% for Fiscal 2012; and expected dividend yield of 4.6% for Fiscal 2014, 5.0% for Fiscal 2013 and 5.3% for Fiscal 2012.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience.

The following is a summary of stock option activity for Fiscal 2014:

	Number of Shares	Price (a)
Options outstanding, beginning of year	441,810	$6.86
Granted	5,245	7.42
Exercised	(6,000)	7.87
Cancelled	(36,700)	7.74
Options outstanding, end of year	404,355	6.67
Options exercisable, end of year	269,169	5.69

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $95,000 for Fiscal 2014, $230,000 for Fiscal 2013 and $290,000 for Fiscal 2012. The total fair value of shares vested was $90,000 for Fiscal 2014, $453,000 for Fiscal 2013 and $513,000 for Fiscal 2012. The total intrinsic value for stock options exercised was $76,000 for Fiscal 2014, $406,000 for Fiscal 2013 and $758,000 for Fiscal 2012. Net cash proceeds from the exercise of stock options were $47,000 for Fiscal 2014, $239,000 for Fiscal 2013 and $115,000 for Fiscal 2012. Stock based income tax benefits aggregated $17,000 for Fiscal 2014, $201,000 for Fiscal 2013 and $295,000 for Fiscal 2012. The weighted average fair value for stock options granted was $12.50 for Fiscal 2014, $8.76 for Fiscal 2013 and $8.16 for Fiscal 2012.

As of May 3, 2014, unrecognized compensation expense related to the unvested portion of our stock options was $262,000, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 3, 2014 was 3.9 years and $5.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 3, 2014 was 3.0 years and $3.6 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of May 3, 2014, no shares have been issued under the plan.

9. PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions (including contributions to multi-employer plans reflected below) were $2.7 million for Fiscal 2014, $2.6 million for Fiscal 2013 and $2.5 million for Fiscal 2012.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”). The most recent PPA zone status available in Fiscal 2014 and Fiscal 2013 is for the plans’ years ending December 31, 2012 and 2011, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2014	2013	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2012 and December 31, 2011, respectively, the Company was not listed in the pension trust fund forms 5500 as providing more than 5% of the total contributions for the plans. The collective bargaining agreements covering the above pension trust funds expire on October 18, 2016 for the CSSS Fund and May 14, 2016 for the WCT Fund.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2014	2013	2012
CSSS Fund	$1,079	$1,051	$944
WCT Fund	476	471	455
Other multi-employer pension funds	295	262	244
Total	$1,850	$1,784	$1,643

10. COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2023. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $7.9 million for Fiscal 2014, $8.9 million for Fiscal 2013 and $9.3 million for Fiscal 2012.

Our minimum lease payments under non-cancelable operating leases as of May 3, 2014 were as follows:

(In thousands)
Fiscal 2015	$4,768
Fiscal 2016	3,829
Fiscal 2017	3,419
Fiscal 2018	2,700
Fiscal 2019	2,355
Thereafter	2,477
Total minimum lease payments	$19,548

As of May 3, 2014, we guaranteed the residual value of certain leased equipment in the amount of $5.3 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates July 31, 2014, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 3, 2014, we had purchase commitments for raw materials of $32.8 million for Fiscal 2015.

From time to time, we are a party to various litigation matters arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2014
Net sales	$172,353	$167,666	$136,774	$164,342
Gross profit	58,749	58,830	44,688	55,388
Net income	12,070	12,497	7,136	11,932
Earnings per common share – basic	$.26	$.27	$.15	$.25
Earnings per common share – diluted	$.26	$.27	$.15	$.25

Fiscal 2013
Net sales	$182,849	$166,568	$144,723	$167,867
Gross profit	58,293	54,591	46,353	58,013
Net income	14,392	12,017	8,414	12,097
Earnings per common share – basic	$.31	$.26	$.18	$.26
Earnings per common share – diluted	$.31	$.26	$.18	$.26

_______________________________

(1) The fourth quarter of Fiscal 2014 consisted of 14 weeks while other quarters consisted of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of May 3, 2014 and April 27, 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended May 3, 2014. We also have audited National Beverage Corp.’s internal control over financial reporting as of May 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of May 3, 2014 and April 27, 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended May 3, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of May 3, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

/s/ McGladrey LLP

West Palm Beach, Florida

July 17, 2014

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of May 3, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of July 15, 2014:

Name	Age	Position with Company

Nick A. Caporella(1)	78	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	55	President

George R. Bracken(3)	69	Executive Vice President – Finance

Dean A. McCoy(4)	57	Senior Vice President – Financial Systems and Controls

Gregory P. Cook(5)	57	Vice President – Controller and Chief Accounting Officer

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

(3)

Mr. George R. Bracken has served as Executive Vice President - Finance since July 2012. Previously, he served as Senior Vice President – Finance from October 2000 to July 2012 and Vice President and Treasurer from October 1996 to October 2000. Since 1992, Mr. Bracken’s services have been provided to the Company by Corporate Management Advisors, Inc.

(4)	Mr. Dean A. McCoy has served as Senior Vice President and Chief Accounting Officer since October 2003 and, prior to that date, as Senior Vice President – Controller since October 2000. On July 15, 2014, he was named Senior Vice President – Financial Systems and Controls.
(5)	Mr. Gregory P. Cook has served as Vice President – Controller since September 2012 and, prior to that date, as Controller since August 2007. On July 15, 2014, he was named Vice President – Controller and Chief Accounting Officer.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	20
		Consolidated Statements of Income	21
		Consolidated Statements of Comprehensive Income	22
		Consolidated Statements of Shareholders’ Equity	23
		Consolidated Statements of Cash Flows	24
		Notes to Consolidated Financial Statements	25
		Report of Independent Registered Public Accounting Firm	37
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8)*

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(9)

10.13	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein(10)

10.14	First Amendment to Seconded Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.15	Subscription Agreement, dated January 25, 2013, between the Company and 8100 Partners, LLC(2)

21	Subsidiaries of Registrant(12)

23	Consent of Independent Registered Public Accounting Firm(12)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 3, 2014 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

_________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 30, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 27, 2012 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President - Finance

Date: July 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 17, 2014.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and Chief Executive Officer	Director

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Stanley M. Sheridan
George R. Bracken	Stanley M. Sheridan
Executive Vice President – Finance (Principal Financial Officer)	Director

/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer