Form 10-Q
period 2014-08-02
NATIONAL BEVERAGE CORP
filed 2014-09-11
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2014

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

The number of shares of registrant’s common stock outstanding as of September 4, 2014 was 46,340,015.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	August 2,	May 3,
	2014	2014
Assets
Current assets:
Cash and equivalents	$37,287	$29,932
Trade receivables - net	60,558	58,205
Inventories	47,466	43,914
Deferred income taxes - net	2,493	2,685
Prepaid and other assets	4,826	8,405
Total current assets	152,630	143,141
Property, plant and equipment - net	57,804	59,494
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,156	5,446
Total assets	$230,350	$222,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,114	$45,606
Accrued liabilities	20,424	18,873
Income taxes payable	4,985	44
Total current liabilities	67,523	64,523
Long-term debt	25,000	30,000
Deferred income taxes - net	14,017	13,873
Other liabilities	7,873	8,244
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued (240,000 shares at May 3), aggregate liquidation preference of $6,000 ($12,000 at May 3)	120	240
Common stock, $.01 par value - 75,000,000 shares authorized; 50,369,799 shares issued (50,367,799 shares at May 3)	504	504
Additional paid-in capital	37,060	42,775
Retained earnings	95,937	80,737
Accumulated other comprehensive income (loss)	166	(205)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	115,937	106,201
Total liabilities and shareholders' equity	$230,350	$222,841

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	August 2,	July 27,
	2014	2013

Net sales	$174,637	$172,353

Cost of sales	114,795	113,604

Gross profit	59,842	58,749

Selling, general and administrative expenses	37,638	40,086

Interest expense	124	196

Other income (expense) - net	1,197	(40)

Income before income taxes	23,277	18,427

Provision for income taxes	7,914	6,357

Net income	15,363	12,070

Less preferred dividends and accretion	(163)	(150)

Earnings available to common shareholders	$15,200	$11,920

Earnings per common share:
Basic	$.33	$.26
Diluted	$.33	$.26

Weighted average common shares outstanding:
Basic	46,336	46,330
Diluted	46,529	46,517

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2014	2013

Net income	$15,363	$12,070

Other comprehensive income (loss), net of tax:
Cash flow hedges	371	(280)

Comprehensive income	$15,734	$11,790

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2014	2013
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	240	400
Series D preferred redeemed	(120)	-
End of period	120	400

Common Stock
Beginning and end of period	504	504

Additional Paid-In Capital
Beginning of period	42,775	50,398
Series D preferred redeemed	(5,791)	-
Stock options exercised	23	4
Stock-based compensation	51	37
Stock-based tax benefits	2	3
End of period	37,060	50,442

Retained Earnings
Beginning of period	80,737	37,828
Net income	15,363	12,070
Preferred stock dividends and accretion	(163)	(150)
End of period	95,937	49,748

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(205)	(964)
Cash flow hedges, net of tax	371	(280)
End of period	166	(1,244)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$115,937	$82,000

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2014	2013
Operating Activities:
Net income	$15,363	$12,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,048	2,948
Deferred income tax provision (benefit)	117	(57)
(Gain) loss on disposal of property, net	(1,255)	14
Stock-based compensation	51	37
Changes in assets and liabilities:
Trade receivables	(2,353)	1,523
Inventories	(3,552)	(4,583)
Prepaid and other assets	941	564
Accounts payable	(3,492)	317
Accrued and other liabilities	9,332	5,338
Net cash provided by operating activities	18,200	18,171

Investing Activities:
Additions to property, plant and equipment	(1,593)	(2,397)
Proceeds from sale of property, plant and equipment	1,848	-
Net cash provided by (used in) investing activities	255	(2,397)

Financing Activities:
Dividends paid on preferred stock	(125)	(150)
Repayments under credit facilities	(5,000)	(5,000)
Redemption of preferred stock	(6,000)	-
Proceeds from stock options exercised	23	4
Stock-based tax benefits	2	3
Net cash used in financing activities	(11,100)	(5,143)

Net Increase in Cash and Equivalents	7,355	10,631

Cash and Equivalents - Beginning of Year	29,932	18,267

Cash and Equivalents - End of Period	$37,287	$28,898

Other Cash Flow Information:
Interest paid	$117	$223
Income taxes paid	$132	$770

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

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2014. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 2, 2014 are comprised of finished goods of $28.1 million and raw materials of $19.4 million. Inventories at May 3, 2014 are comprised of finished goods of $27.2 million and raw materials of $16.7 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	August 2, 2014	May 3, 2014
Land	$9,500	$9,779
Buildings and improvements	49,764	51,494
Machinery and equipment	150,160	148,699
Total	209,424	209,972
Less accumulated depreciation	(151,620)	(150,478)
Property, plant and equipment – net	$57,804	$59,494

Depreciation expense was $2.7 million for the three months ended August 2, 2014 and $2.5 million for the three months ended July 27, 2013.

3. DEBT

At August 2, 2014, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from November 22, 2015 to April 30, 2016 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at August 2, 2014). Borrowings outstanding under the Credit Facilities were $25 million at August 2, 2014 and $30 million at May 3, 2014. At August 2, 2014, $2.2 million of the Credit Facilities were used for standby letters of credit and $72.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At August 2, 2014, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended August 2, 2014, options to purchase 186,300 shares of common stock were granted (weighted average exercise price of $17.59 per share) and options to purchase 2,000 shares were exercised (weighted average exercise price of $11.35 per share). At August 2, 2014, options to purchase 588,655 shares (weighted average exercise price of $9.81 per share) were outstanding and stock-based awards to purchase 2,851,789 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three months ended August 2, 2014 and July 27, 2013:

	(In thousands)
	2014	2013
Recognized in AOCI:
Gain (loss) before income taxes	$605	$(1,012)
Less income tax provision (benefit)	224	(376)
Net	381	(636)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	15	(566)
Less income tax provision (benefit)	5	(210)
Net	10	(356)
Net change to AOCI	$371	$(280)

As of August 2, 2014, the notional amount of our outstanding aluminum swap contracts was $6.5 million and, assuming no change in the commodity prices, $595,000 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next nine months. See Note 1.

As of August 2, 2014 and May 3, 2014, the fair value of the derivative asset was $595,000 and $5,000, respectively, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. PREFERRED STOCK REDEMPTION

On August 1, 2014, the Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million plus accrued dividends. In connection therewith, the Company accreted and charged to retained earnings $89,000 of original issuance costs, which was deducted from income available to common shareholders for earnings per share calculation.

7. COMMITMENTS AND CONTINGENCIES

As of August 2, 2014, we guaranteed the residual value of certain leased equipment in the amount of $5.2 million. On July 31, 2014, the lease term was extended for 36 months to August 1, 2017. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended August 2, 2014 (first quarter of fiscal 2015) compared to

Three Months Ended July 27, 2013 (first quarter of fiscal 2014)

Net sales for the first quarter of fiscal 2015 increased 1.3% to $174.6 million compared to $172.4 million for the first quarter of fiscal 2014. The sales improvement is due to case volume growth of 19.3% for Power+ brands and 2.1% for branded carbonated soft drinks. Such volume increase was partially offset by a decline in allied branded volume and a 2.9% decline in unit pricing due to changes in product mix.

Gross profit approximated 34.3% of net sales for the first quarter of fiscal 2015 compared to 34.1% of net sales for the first quarter of fiscal 2014. The gross profit improvement is due to favorable product mix changes. Cost of sales per unit declined 3.2%.

Selling, general and administrative expenses were $37.6 million or 21.6% of net sales for the first quarter of fiscal 2015 compared to $40.1 million or 23.3% of net sales for the first quarter of fiscal 2014. The decline in expenses was due to lower selling and marketing costs.

Interest expense decreased to $124,000 for the first quarter of fiscal 2015, primarily due to lower borrowings under credit facilities. Other income includes a $1.3 million gain on sale of property in the first quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.0% for the first quarter of fiscal 2015 and 34.5% for the first quarter of fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At August 2, 2014, we maintained $100 million unsecured revolving credit facilities of which $25 million of borrowings were outstanding and $2.2 million was used for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On August 1, 2014, the Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million. See Note 6 of Notes to Consolidated Financial Statements.

Cash Flows

The Company’s cash position for the first quarter of fiscal 2015 increased $7.4 million from May 3, 2014, which compares to an increase of $10.6 million for the first quarter of fiscal 2014.

Net cash provided by operating activities for the first quarter of fiscal 2015 amounted to $18.2 million which is unchanged from the first quarter of fiscal 2014. For the first quarter of fiscal 2015, cash flow was principally provided by net income of $15.4 million and depreciation and amortization aggregating $3.0 million, offset in part by seasonal increases in trade receivables and inventory.

Net cash used in investing activities for the first quarter of fiscal 2015 reflects capital expenditures of $1.6 million, compared to capital expenditures of $2.4 million for the first quarter of fiscal 2014. Also, the first quarter of fiscal 2015 includes proceeds from sale of property of $1.8 million.

Net cash used in financing activities for the first quarter of fiscal 2015 amounted to $11.1 million, which included $5 million in principal repayments under credit facilities and $6 million used for the redemption of preferred stock.

Financial Position

During the first quarter of fiscal 2015, working capital increased $6.5 million to $85.1 million. The improvement in working capital resulted primarily from higher cash, trade receivables and inventories. Trade receivables increased $2.4 million due to higher sales as days sales outstanding decreased from 34.7 days at May 3, 2014 to 31.6 days at August 2, 2014. Inventories increased approximately $3.6 million primarily due to higher quantities to support seasonal increases in sales and new product introductions. The current ratio was 2.3 to 1 at August 2, 2014 and 2.2 to 1 at May 3, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 3, 2014 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2014

National Beverage Corp.
(Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer