Form 10-Q
period 2014-11-01
NATIONAL BEVERAGE CORP
filed 2014-12-11
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

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

The number of shares of registrant’s common stock outstanding as of December 5, 2014 was 46,341,915.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	November 1,	May 3,
	2014	2014
Assets
Current assets:
Cash and equivalents	$42,345	$29,932
Trade receivables - net	53,923	58,205
Inventories	47,039	43,914
Deferred income taxes - net	2,379	2,685
Prepaid and other assets	6,554	8,405
Total current assets	152,240	143,141
Property, plant and equipment - net	58,119	59,494
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,131	5,446
Total assets	$230,250	$222,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,971	$45,606
Accrued liabilities	16,104	18,873
Income taxes payable	101	44
Total current liabilities	59,176	64,523
Long-term debt	20,000	30,000
Deferred income taxes - net	14,163	13,873
Other liabilities	7,703	8,244
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued (240,000 shares at May 3), aggregate liquidation preference of $6,000 ($12,000 at May 3)	120	240
Common stock, $.01 par value - 75,000,000 shares authorized; 50,374,699 shares issued (50,367,799 shares at May 3)	504	504
Additional paid-in capital	37,170	42,775
Retained earnings	108,858	80,737
Accumulated other comprehensive income (loss)	406	(205)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	129,208	106,201
Total liabilities and shareholders' equity	$230,250	$222,841

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013

Net sales	$163,575	$167,666	$338,212	$340,019

Cost of sales	105,843	108,836	220,638	222,440

Gross profit	57,732	58,830	117,574	117,579

Selling, general and administrative expenses	37,970	39,681	75,608	79,767

Interest expense	106	166	230	362

Other expense (income) - net	23	18	(1,174)	58

Income before income taxes	19,633	18,965	42,910	37,392

Provision for income taxes	6,675	6,468	14,589	12,825

Net income	12,958	12,497	28,321	24,567

Less preferred dividends and accretion	(37)	(149)	(200)	(299)

Earnings available to common shareholders	$12,921	$12,348	$28,121	$24,268

Earnings per common share:
Basic	$.28	$.27	$.61	$.52
Diluted	$.28	$.27	$.60	$.52

Weighted average common shares outstanding:
Basic	46,341	46,330	46,339	46,330
Diluted	46,542	46,510	46,536	46,514

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013

Net income	$12,958	$12,497	$28,321	$24,567

Other comprehensive income, net of tax:
Cash flow hedges	239	321	611	41

Comprehensive income	$13,197	$12,818	$28,932	$24,608

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended
	November 1,	October 26,
	2014	2013
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	240	400
Series D preferred redeemed	(120)	-
End of period	120	400

Common Stock
Beginning and end of period	504	504

Additional Paid-In Capital
Beginning of period	42,775	50,398
Series D preferred redeemed	(5,791)	-
Stock-based compensation	131	24
Other	55	(53)
End of period	37,170	50,369

Retained Earnings
Beginning of period	80,737	37,828
Net income	28,321	24,567
Preferred stock dividends and accretion	(200)	(299)
End of period	108,858	62,096

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(205)	(964)
Cash flow hedges, net of tax	611	41
End of period	406	(923)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$129,208	$94,596

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	November 1,	October 26,
	2014	2013
Operating Activities:
Net income	$28,321	$24,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,053	5,831
Deferred income tax provision (benefit)	236	(117)
Gain on disposal of property, net	(1,255)	-
Stock-based compensation	131	24
Changes in assets and liabilities:
Trade receivables	4,282	8,130
Inventories	(3,125)	(3,686)
Prepaid and other assets	635	(374)
Accounts payable	(2,635)	(7,010)
Accrued and other liabilities	(1,413)	(3,860)
Net cash provided by operating activities	31,230	23,505

Investing Activities:
Additions to property, plant and equipment	(4,557)	(4,371)
Proceeds from sale of property, plant and equipment	1,848	17
Net cash used in investing activities	(2,709)	(4,354)

Financing Activities:
Dividends paid on preferred stock	(163)	(299)
Repayments under credit facilities	(10,000)	(10,000)
Redemption of preferred stock	(6,000)	-
Other, net	55	(53)
Net cash used in financing activities	(16,108)	(10,352)

Net Increase in Cash and Equivalents	12,413	8,799

Cash and Equivalents - Beginning of Year	29,932	18,267

Cash and Equivalents - End of Period	$42,345	$27,066

Other Cash Flow Information:
Interest paid	$227	$395
Income taxes paid	$13,040	$13,551

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at November 1, 2014 are comprised of finished goods of $28.7 million and raw materials of $18.3 million. Inventories at May 3, 2014 are comprised of finished goods of $27.2 million and raw materials of $16.7 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	November 1, 2014	May 3, 2014
Land	$9,500	$9,779
Buildings and improvements	49,796	51,494
Machinery and equipment	153,091	148,699
Total	212,387	209,972
Less accumulated depreciation	(154,268)	(150,478)
Property, plant and equipment – net	$58,119	$59,494

Depreciation expense was $2.6 million and $5.3 million for the three and six months ended November 1, 2014, respectively, and $2.4 million and $5.0 million for the three and six months ended October 26, 2013, respectively.

3. DEBT

At November 1, 2014, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from April 30, 2016 to October 10, 2017 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at November 1, 2014). Borrowings outstanding under the Credit Facilities were $20 million at November 1, 2014 and $30 million at May 3, 2014. At November 1, 2014, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $77.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At November 1, 2014, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended November 1, 2014, options to purchase 276,800 shares of common stock were granted (weighted average exercise price of $17.84 per share), options to purchase 6,900 shares were exercised (weighted average exercise price of $5.75 per share) and options to purchase 6,300 shares were cancelled (weighted average exercise price of $17.29). At November 1, 2014, options to purchase 667,955 shares (weighted average exercise price of $10.89 per share) were outstanding and stock-based awards to purchase 2,767,589 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges were immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and six months ended November 1, 2014 and October 26, 2013:

	(In thousands)
	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Recognized in AOCI:
Gain (loss) before income taxes	$643	$(139)	$1,248	$(1,151)
Less income tax provision (benefit)	239	(51)	463	(427)
Net	$404	$(88)	$785	$(724)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$263	$(650)	$277	$(1,216)
Less income tax provision (benefit)	98	(241)	103	(451)
Net	$165	$(409)	$174	$(765)
Net change to AOCI	$239	$321	$611	$41

As of November 1, 2014, the notional amount of our outstanding aluminum swap contracts was $24.8 million and, assuming no change in the commodity prices, $896,000 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of November 1, 2014 and May 3, 2014, the fair value of the derivative asset was $975,000 and $5,000, respectively, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

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

7. COMMITMENTS AND CONTINGENCIES

As of November 1, 2014, we guaranteed the residual value of certain leased equipment in the amount of $5.1 million. On July 31, 2014, the lease term was extended for 36 months to August 1, 2017. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended November 1, 2014 (second quarter of fiscal 2015) compared to

Three Months Ended October 26, 2013 (second quarter of fiscal 2014)

Net sales for the second quarter of fiscal 2015 decreased 2.4% to $163.6 million compared to $167.7 million for the second quarter of fiscal 2014. The lower sales resulted from a 1.3% decline in case volume and a 1.2% decline in average selling price per unit. The decline in case volume is due to a decrease in Allied Brands which was partially offset by a 1.2% increase in branded volume. The decline in selling price per unit is related to changes in product mix.

Gross profit approximated 35.3% of net sales for the second quarter of fiscal 2015 compared to 35.1% of net sales for the second quarter of fiscal 2014. The gross profit improvement resulted from a decline in certain raw material costs and favorable changes in product mix, including a 13.4% case volume growth in Power+ Brands. Cost of sales per unit declined 1.5%.

Selling, general and administrative expenses were $38.0 million or 23.2% of net sales for the second quarter of fiscal 2015 compared to $39.7 million or 23.7% of net sales for the second quarter of fiscal 2014. The decline in expenses was due to lower administrative and marketing costs.

Interest expense decreased to $106,000 for the second quarter of fiscal 2015, primarily due to lower borrowings under credit facilities. Other expense includes interest income of $7,000 for the second quarter of fiscal 2015 and $4,000 for the second quarter of fiscal 2014.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.0% for the second quarter of fiscal 2015 and 34.1% for the second quarter of fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Six Months Ended November 1, 2014 (first six months of fiscal 2015) compared to

Six Months Ended October 26, 2013 (first six months of fiscal 2014)

Net sales for the first six months of fiscal 2015 decreased .5% to $338.2 million compared to $340.0 million for the six months of fiscal 2014. The lower sales resulted from a 2.1% decline in average selling price per unit partially offset by a 1.6% increase in case volume. The decline in selling price per unit is related to changes in product mix while the increase in case volume reflects a 4.8% increase in branded volume partially offset by a decline in Allied Brands.

Gross profit approximated 34.8% of net sales for the first six months of fiscal 2015 compared to 34.6% of net sales for the first six months of fiscal 2014. The gross profit improvement resulted from a decline in certain raw material costs and favorable changes in product mix, including a 16.4% case volume growth in Power+ Brands. Cost of sales per unit declined 2.4%.

Selling, general & administrative expenses were $75.6 million or 22.4% of net sales for the first six months of fiscal 2015 compared to $79.8 million or 23.5% of net sales for the first six months of fiscal 2014. The decrease in expenses was due to lower selling and marketing expenses.

Interest expense decreased to $230,000 for the first six months of fiscal 2015, primarily due to lower borrowings under credit facilities. Other income includes a $1.3 million gain on sale of property in the first quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.0% for the first six months of fiscal 2015 and 34.3% for the first six months of fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At November 1, 2014, we maintained $100 million unsecured revolving credit facilities of which $20 million of borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On August 1, 2014, the Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million. See Note 6 of Notes to Consolidated Financial Statements.

Cash Flows

The Company’s cash position for the first six months of fiscal 2015 increased $12.4 million from May 3, 2014, which compares to an increase of $8.8 million for the first six months of fiscal 2014.

Net cash provided by operating activities for the first six months of fiscal 2015 amounted to $31.2 million compared to $23.5 million for the first six months of fiscal 2014. For the first six months of fiscal 2015, cash flow was principally provided by net income of $28.3 million, depreciation and amortization aggregating $6.1 million and a decline in trade receivables, offset in part by an increase in inventory.

Net cash used in investing activities for the first six months of fiscal 2015 reflects capital expenditures of $4.6 million, compared to capital expenditures of $4.4 million for the first six months of fiscal 2014. The first six months of fiscal 2015 includes proceeds of $1.8 million from sale of property.

Net cash used in financing activities for the first six months of fiscal 2015 amounted to $16.1 million, which included $10 million in principal repayments under credit facilities and $6 million used for the redemption of preferred stock.

Financial Position

During the first six months of fiscal 2015, working capital increased $14.4 million to $93.1 million. The increase in working capital resulted primarily from higher cash and inventories, partially offset by a lower receivables balance. Trade receivables decreased $4.3 million as days sales outstanding declined from 34.7 days at May 3, 2014 to 30.0 days at November 1, 2014. Inventories increased approximately $3.1 million primarily due to higher quantities to support new product introductions and sales growth in Power+ Brands. The current ratio was 2.6 to 1 at November 1, 2014 and 2.2 to 1 at May 3, 2014.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2014

National Beverage Corp.
(Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer