Form 10-Q
period 2015-01-31
NATIONAL BEVERAGE CORP
filed 2015-03-12
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

The number of shares of registrant’s common stock outstanding as of March 6, 2015 was 46,371,715.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	January 31,	May 3,
	2015	2014
Assets
Current assets:
Cash and equivalents	$40,447	$29,932
Trade receivables - net	51,301	58,205
Inventories	46,493	43,914
Deferred income taxes - net	2,925	2,685
Prepaid and other assets	7,785	8,405
Total current assets	148,951	143,141
Property, plant and equipment - net	58,197	59,494
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,122	5,446
Total assets	$227,030	$222,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,478	$45,606
Accrued liabilities	19,145	18,873
Income taxes payable	41	44
Total current liabilities	52,664	64,523
Long-term debt	15,000	30,000
Deferred income taxes - net	14,325	13,873
Other liabilities	7,568	8,244
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued (240,000 shares at May 3), aggregate liquidation preference of $6,000 ($12,000 at May 3)	120	240
Common stock, $.01 par value - 75,000,000 shares authorized; 50,404,499 shares issued (50,367,799 shares at May 3)	504	504
Additional paid-in capital	37,511	42,775
Retained earnings	117,628	80,737
Accumulated other comprehensive income (loss)	(440)	(205)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	137,473	106,201
Total liabilities and shareholders' equity	$227,030	$222,841

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014

Net sales	$143,021	$136,774	$481,233	$476,793

Cost of sales	96,931	92,086	317,569	314,526

Gross profit	46,090	44,688	163,664	162,267

Selling, general and administrative expenses	32,593	34,461	108,201	114,228

Interest expense	81	153	311	515

Other expense (income) - net	70	(208)	(1,104)	(150)

Income before income taxes	13,346	10,282	56,256	47,674

Provision for income taxes	4,538	3,146	19,127	15,971

Net income	8,808	7,136	37,129	31,703

Less preferred dividends and accretion	(38)	(150)	(238)	(449)

Earnings available to common shareholders	$8,770	$6,986	$36,891	$31,254

Earnings per common share:
Basic	$.19	$.15	$.80	$.67
Diluted	$.19	$.15	$.79	$.67

Weighted average common shares outstanding:
Basic	46,358	46,331	46,345	46,330
Diluted	46,580	46,522	46,550	46,516

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014

Net income	$8,808	$7,136	$37,129	$31,703

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(846)	342	(235)	383

Comprehensive income	$7,962	$7,478	$36,894	$32,086

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)
	Nine Months Ended
	January 31,	January 25,
	2015	2014
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	240	400
Series D preferred redeemed	(120)	-
End of period	120	400

Common Stock
Beginning and end of period	504	504

Additional Paid-In Capital
Beginning of period	42,775	50,398
Series D preferred redeemed	(5,791)	-
Stock-based compensation	212	56
Other	315	(35)
End of period	37,511	50,419

Retained Earnings
Beginning of period	80,737	37,828
Net income	37,129	31,703
Preferred stock dividends and accretion	(238)	(449)
End of period	117,628	69,082

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(205)	(964)
Cash flow hedges, net of tax	(235)	383
End of period	(440)	(581)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$137,473	$101,974

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
	Nine Months Ended
	January 31,	January 25,
	2015	2014
Operating Activities:
Net income	$37,129	$31,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,873	8,909
Deferred income tax provision (benefit)	350	(149)
(Gain) loss on disposal of property, net	(1,255)	10
Stock-based compensation	212	56
Changes in assets and liabilities:
Trade receivables	6,904	12,812
Inventories	(2,579)	(3,229)
Prepaid and other assets	(301)	(1,814)
Accounts payable	(12,128)	(11,162)
Accrued and other liabilities	(491)	(4,829)
Net cash provided by operating activities	36,714	32,307

Investing Activities:
Additions to property, plant and equipment	(7,161)	(8,009)
Proceeds from sale of property, plant and equipment	1,848	34
Net cash used in investing activities	(5,313)	(7,975)

Financing Activities:
Dividends paid on preferred stock	(201)	(449)
Repayments under credit facilities	(15,000)	(15,000)
Redemption of preferred stock	(6,000)	-
Other, net	315	(35)
Net cash used in financing activities	(20,886)	(15,484)

Net Increase in Cash and Equivalents	10,515	8,848

Cash and Equivalents - Beginning of Year	29,932	18,267

Cash and Equivalents - End of Period	$40,447	$27,115

Other Cash Flow Information:
Interest paid	$320	$589
Income taxes paid	$18,744	$17,835

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 31, 2015 are comprised of finished goods of $27.5 million and raw materials of $19.0 million. Inventories at May 3, 2014 are comprised of finished goods of $27.2 million and raw materials of $16.7 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	January 31, 2015	May 3, 2014
Land	$9,500	$9,779
Buildings and improvements	49,809	51,494
Machinery and equipment	155,325	148,699
Total	214,634	209,972
Less accumulated depreciation	(156,437)	(150,478)
Property, plant and equipment – net	$58,197	$59,494

Depreciation expense was $2.5 million and $7.8 million for the three and nine months ended January 31, 2015, respectively, and $2.5 million and $7.5 million for the three and nine months ended January 25, 2014, respectively.

3. DEBT

At January 31, 2015, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from April 30, 2016 to October 10, 2017 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at January 31, 2015). Borrowings outstanding under the Credit Facilities were $15 million at January 31, 2015 and $30 million at May 3, 2014. At January 31, 2015, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $82.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 31, 2015, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 31, 2015, options to purchase 276,800 shares of common stock were granted (weighted average exercise price of $17.84 per share), options to purchase 36,700 shares were exercised (weighted average exercise price of $3.92 per share) and options to purchase 7,800 shares were cancelled (weighted average exercise price of $17.35). At January 31, 2015, options to purchase 636,655 shares (weighted average exercise price of $11.17 per share) were outstanding and stock-based awards to purchase 2,769,089 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges were immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and nine months ended January 31, 2015 and January 25, 2014:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Recognized in AOCI:
Gain (loss) before income taxes	$(1,096)	$(53)	$152	$(1,203)
Less income tax provision (benefit)	(407)	(20)	56	(447)
Net	$(689)	$(33)	$96	$(756)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$249	$(596)	$526	$(1,811)
Less income tax provision (benefit)	92	(221)	195	(672)
Net	$157	$(375)	$331	$(1,139)
Net change to AOCI	$(846)	$342	$(235)	$383

As of January 31, 2015, the notional amount of our outstanding aluminum swap contracts was $44.9 million and, assuming no change in the commodity prices, $424,000 of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of January 31, 2015, the fair value of the derivative asset, derivative long-term asset and derivative liability was $273,000, $56,000 and $697,000, which was included in prepaid and other assets, other assets and accrued liabilities, respectively. At May 3, 2014, the fair value of the derivative asset was $5,000, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

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

7. COMMITMENTS AND CONTINGENCIES

As of January 31, 2015, we guaranteed the residual value of certain leased equipment in the amount of $5.0 million. On July 31, 2014, the lease term was extended for 36 months to August 1, 2017. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2015 (third quarter of fiscal 2015) compared to

Three Months Ended January 25, 2014 (third quarter of fiscal 2014)

Net sales for the third quarter of fiscal 2015 increased 4.6% to $143.0 million compared to $136.8 million for the third quarter of fiscal 2014. The higher sales resulted from a 3.3% increase in case volume and a 1.2% increase in average selling price per unit. The improvement in case volume is due to a 5.4% increase in branded volume, including a 20.1% case volume growth in Power+ Brands, partially offset by a decrease in Allied Brands. The increase in selling price per unit is related to changes in product mix.

Gross profit approximated 32.2% of net sales for the third quarter of fiscal 2015 compared to 32.7% of net sales for the third quarter of fiscal 2014. The gross margin decline resulted from changes in product mix. Cost of sales per unit increased 1.9%.

Selling, general and administrative expenses were $32.6 million or 22.8% of net sales for the third quarter of fiscal 2015 compared to $34.5 million or 25.2% of net sales for the third quarter of fiscal 2014. The decline in expenses was primarily due to lower marketing costs.

Interest expense decreased to $81,000 for the third quarter of fiscal 2015, primarily due to lower borrowings under credit facilities. Other expense includes interest income of $8,000 for the third quarter of fiscal 2015 and $3,000 for the third quarter of fiscal 2014.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.0% for the third quarter of fiscal 2015 and 30.6% for the third quarter of fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Nine Months Ended January 31, 2015 (first nine months of fiscal 2015) compared to

Nine Months Ended January 25, 2014 (first nine months of fiscal 2014)

Net sales for the first nine months of fiscal 2015 increased .9% to $481.2 million compared to $476.8 million for the nine months of fiscal 2014. The higher sales resulted from a 2.1% increase in case volume partially offset by a 1.1% decline in average selling price per unit. The increase in case volume reflects a 5.0% increase in branded volume, including a 17.5% case volume growth in Power+ Brands, partially offset by a decline in Allied Brands. The decline in selling price per unit is related to changes in product mix.

Gross profit approximated 34.0% of net sales for the first nine months of fiscal 2015 and the first nine months of fiscal 2014. Cost of sales per unit declined 1.1% primarily due to product mix changes.

Selling, general & administrative expenses were $108.2 million or 22.5% of net sales for the first nine months of fiscal 2015 compared to $114.2 million or 24.0% of net sales for the first nine months of fiscal 2014. The decrease in expenses was due to lower selling and marketing expenses.

Interest expense decreased to $311,000 for the first nine months of fiscal 2015, primarily due to lower borrowings under credit facilities. Other income includes a $1.3 million gain on sale of property in the first quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.0% for the first nine months of fiscal 2015 and 33.5% for the first nine months of fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal source of funds is cash generated from operations and borrowings available under our credit facilities. At January 31, 2015, we maintained $100 million unsecured revolving credit facilities of which $15 million of borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On August 1, 2014, the Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million. See Note 6 of Notes to Consolidated Financial Statements.

Cash Flows

The Company’s cash position for the first nine months of fiscal 2015 increased $10.5 million from May 3, 2014, which compares to an increase of $8.8 million for the first nine months of fiscal 2014.

Net cash provided by operating activities for the first nine months of fiscal 2015 amounted to $36.7 million compared to $32.3 million for the first nine months of fiscal 2014. For the first nine months of fiscal 2015, cash flow was principally provided by net income of $37.1 million, depreciation and amortization aggregating $8.9 million and a decline in trade receivables, offset in part by a decrease in accounts payable.

Net cash used in investing activities for the first nine months of fiscal 2015 reflects capital expenditures of $7.2 million, compared to capital expenditures of $8.0 million for the first nine months of fiscal 2014. The first nine months of fiscal 2015 includes proceeds of $1.8 million from the sale of property.

Net cash used in financing activities for the first nine months of fiscal 2015 amounted to $20.9 million, which included $15 million in principal repayments under credit facilities and $6 million for the redemption of preferred stock.

Financial Position

During the first nine months of fiscal 2015, working capital increased $17.7 million to $96.3 million. The increase in working capital resulted primarily from higher cash and a decline in payables, partially offset by a lower receivables balance. Trade receivables decreased $6.9 million as days sales outstanding declined from 34.7 days at May 3, 2014 to 32.6 days at January 31, 2015. Inventories increased approximately $2.6 million primarily due to higher quantities to support new product introductions and sales growth in Power+ Brands. The current ratio was 2.8 to 1 at January 31, 2015 and 2.2 to 1 at May 3, 2014.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 3, 2014.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2015

National Beverage Corp. (Registrant) By: /s/ Gregory P. Cook Gregory P. Cook Vice President – Controller and Chief Accounting Officer