Form 10-K
period 2015-05-02
NATIONAL BEVERAGE CORP
filed 2015-07-16
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 2, 2015

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

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (954) 581-0922

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $25.12 on October 31, 2014 was approximately $288.1 million.

The number of shares of Registrant’s common stock outstanding as of July 10, 2015 was 46,398,035.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.     BUSINESS

GENERAL

Currently celebrating its 30th anniversary, National Beverage Corp. is an acknowledged leader in the development, manufacturing, marketing and sale of a diverse portfolio of flavored beverage products. Our primary market focus is the United States, but our products are also distributed in Canada, Mexico, the Caribbean, Latin America, the Pacific Rim, Asia, and Europe. A holding company for various operating subsidiaries, National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands consist of (i) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including sparkling waters, energy drinks and shots, juices, and enhanced beverages, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced-calorie options. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the “Strategic Alliance” concept of having our brands and Allied Brands marketed to effectuate enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our manufacturing model integrates the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as thousands of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customer warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We believe that the combination of our business strategies and philosophies is key to giving us a greater competitive advantage and differentiating us from our competitors. These points of differentiation include the following:

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

Fantasy of Flavors – Throughout our product lines, we emphasize distinctly flavored beverages. Although cola drinks account for approximately 49% of the soft drink industry’s domestic grocery channel volume, colas account for less than 20% of our total volume. In the higher margin convenience store channel, flavors represent 55% of soft drink sales and are outpacing colas. Our flavor development spans more than 125 years and originated with our flagship brands, Shasta® and Faygo®, each of which offers more than 30 flavor varieties.

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

Sparkling Waters

Spring Water

Enhanced Water

Energy Drinks and Shots

Functional Beverages and Sports Drinks

Juice and Juice Drinks

Teas and Lemonades

Carbonated Soda: Sugar Free, Regular, and Reduced Calorie

Power+ Brands –

LaCroix

100% all natural LaCroix® Sparkling Water is setting the pace in the Sparkling Water category that is fast becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, the innocence of LaCroix has the support of major national chains and is the top-selling domestic Sparkling Water packaged in cans.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate™ (cure yourself) celebrates French sophistication with Spanish zest with three bold flavors: Piña Fraíse (pineapple strawberry), Cerise Limon (cherry lime) and Pomme Baya (apple berry) naturally refresh in tall 12 oz. consumer-favored cans. Brilliant graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is a trendsetting addition to a brand that is the healthy alternative for trend-forward consumers.

NiCola™ by LaCroix, a new innovative sparkling water with the essence and flavor of cola, is ‘innocent’ of calories, sodium, sweetener or any ingredient that the health-conscious consumer avoids. Since its initial Chicago launch in October 2014, NiCola has received positive response from cola and diet cola drinkers looking to ‘crossover’ to a beverage that complements a healthier lifestyle.

Additional LaCroix themes are in development and feature unique packaging, ground-breaking flavor concepts, and a go-to-market strategy designed to provide additional placements within the retail environment outside the traditional grocery shelf.

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

Everfresh

Everfresh® 100% juice and juice drinks are available in more than 35 flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya and Pineapple Mango. Originating in the Midwest, the Everfresh signature package is a hot-filled, 16 oz. glass bottle primarily for single-serve consumption. Additional consumer-friendly packages range from 10 oz. to 64 oz.

Everfresh Premier Varietals™, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of 100% natural apple juice from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady. Premier Varietals are packaged in award-winning 12 oz. glass bottles with decorative tamper-evident neck seals.

Carbonated Soft Drinks –

More than 125 years old and distributed nationally, Shasta® is recognized as a bottling industry pioneer and innovator. As our largest volume brand, Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and such unique tastes as California Dreamin’, Very Cherry Twist and Fiesta Punch. Honoring its origin as a sparkling water company, Shasta will soon introduce a new theme featuring Shasta’s classic flavors in an unsweetened, zero-calorie, refreshing sparkling water concept.

More than 100 years old, Faygo® products are primarily distributed east of the Mississippi River and include numerous unique flavors including RedPop®, Moon Mist®, and Rock’n’Rye®. We also produce and market Ritz® soft drinks and seltzers, primarily in the southeastern U.S., distribute Big Shot® in New Orleans and surrounding areas, and offer St. Nick’s® soft drinks during the holiday season. During recent years, we reformulated many of our brands to reduce the caloric content while still preserving their time-tested flavor profiles.

Our Brands, optically and content-wise, are always a work in process. As often as innovation develops, we endeavor to significantly improve them, striving for quality and authenticity over cost.

MANUFACTURING

Our twelve manufacturing facilities are strategically located near major metropolitan markets across the continental United States. The locations of our plants enable us to efficiently manufacture and distribute beverages to substantially all geographic markets in the United States, including all of the top 25 metropolitan statistical areas. Each manufacturing facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from ten ounces to three liters.

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

The products we produce and sell are made from various materials including sweeteners, juice concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans and ends, paper, cartons and closures. Most of our low-calorie soft drink products use sucralose, aspartame, stevia or acesulfame potassium. We manufacture a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

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

Employees

As of May 2, 2015, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements. We believe that relations with our employees are generally good.

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

Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity. These items are subject to price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, national emergencies, natural disasters, supply shortages or other events could affect our continued supply of raw materials and energy. If raw materials or energy costs increase, or the availability is limited, our financial results could be adversely affected.

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

We are dependent on key personnel. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected.

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

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	May 2, 2015		May 3, 2014
	High	Low	High	Low
First Quarter	$19.97	$15.42	$18.66	$14.48
Second Quarter	$25.50	$17.58	$18.96	$15.63
Third Quarter	$27.32	$21.00	$21.71	$18.06
Fourth Quarter	$25.00	$21.00	$22.26	$18.58

At July 6, 2015, there were approximately 8,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of Common Stock. As of May 2, 2015, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares of Common Stock purchased during the last three fiscal years.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. The Series D Preferred is nonvoting and redeemable at the option of the Company since May 1, 2014 at $50 per share. Upon a change of control, as such term is defined in the Certificate of Designation of the Special Series D Preferred Stock, the holder shall have the right to convert the Series D Preferred into shares of Common Stock at a conversion price equal to the tender price per share offered to the holders of the Common Stock. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. The Series D Preferred was issued by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred, representing 40% of the amount outstanding, for an aggregate price of $8 million plus accrued dividends. In conjunction with the partial redemption, the annual dividend rate on the outstanding Series D Preferred was reduced to 2.5% for the twelve-month period beginning May 1, 2014. On May 1, 2015, the Company and the holders of the Series D Preferred agreed to extend the 2.5% annual dividend rate on the outstanding Series D Preferred through April 30, 2016.

On August 1, 2014, the Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million plus accrued dividends.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 1, 2010, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index and (iii) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on May 1, 2010 provided a compounded annual return of approximately 21.5% as of May 2, 2015.

	5/1/10	4/30/11	4/28/12	4/27/13	5/3/14	5/2/15
National Beverage Corp.	$100.00	$140.51	$148.18	$172.25	$227.11	$265.06
NASDAQ Composite	100.00	117.84	127.17	137.74	175.48	215.51
Peer Group	100.00	116.43	95.35	128.54	125.48	155.57

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	May 2,	May 3,	April 27,	April 28,	April 30,
	2015	2014 (3)	2013	2012	2011
SUMMARY OF OPERATIONS:
Net sales	$645,825	$641,135	$662,007	$628,886	$600,193
Cost of sales	426,685	423,480	444,757	415,629	381,539
Gross profit	219,140	217,655	217,250	213,257	218,654
Selling, general and administrative expenses	145,157	153,220	146,223	146,169	155,885
Interest expense	371	660	403	107	99
Other (income) expense - net	(1,101)	666	173	85	20
Income before income taxes	74,713	63,109	70,451	66,896	62,650
Provision for income taxes	25,402	19,474	23,531	22,903	21,896
Net income	$49,311	$43,635	$46,920	$43,993	$40,754

PER SHARE DATA:
Basic earnings per common share (1)	$1.06	$.93	$1.01	$.95	$.88
Diluted earnings per common share (1)	1.05	.92	1.01	.95	.88
Closing stock price	22.42	19.21	14.57	14.68	13.92
Dividends paid on common stock (2)	-	-	2.55	-	2.30

BALANCE SHEET DATA:
Cash and equivalents (2)	$52,456	$29,932	$18,267	$35,626	$7,372
Working capital (2)	101,478	78,618	67,504	69,818	30,930
Property, plant and equipment - net	60,182	59,494	57,307	56,729	55,337
Total assets (2)	247,750	222,841	208,642	222,988	182,810
Long-term debt	10,000	30,000	50,000	-	-
Deferred income tax liability	15,245	13,873	14,327	14,214	14,548
Shareholders' equity (2)	147,782	106,201	70,316	121,636	80,336
Dividends paid on common stock (2)	-	-	118,139	-	106,314

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)	The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012 and $106.3 million ($2.30 per share) on February 14, 2011.
(3)	Fiscal 2014 consisted of 53 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. is an acknowledged leader in the development, manufacturing, marketing and sale of a diverse portfolio of flavored beverage products. Our primary market focus is the United States, but our products are also distributed in Canada, Mexico, the Caribbean, Latin America, the Pacific Rim, Asia and Europe. A holding company for various operating subsidiaries, National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our brands consist of (i) beverages geared toward the active and health-conscious consumer (“Power+ Brands”), including sparkling waters, energy drinks and shots, juices, and enhanced beverages, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced-calorie options. In addition, we produce soft drinks for certain retailers (“Allied Brands”) that endorse the “Strategic Alliance” concept of having our brands and Allied Brands marketed to effectuate enhanced growth of both. We employ a philosophy that emphasizes vertical integration; our manufacturing model integrates the procurement of raw materials and production of concentrates with the manufacture of finished products in our twelve manufacturing facilities. To service a diverse customer base that includes numerous national retailers as well as thousands of smaller “up-and-down-the-street” accounts, we have developed a hybrid distribution system that promotes and utilizes customer warehouse distribution facilities and our own direct-store delivery fleet plus the direct-store delivery systems of independent distributors and wholesalers.

We consider ourselves to be a leader in the development and sale of flavored beverage products. The National Beverage Corp. brand portfolio contains a wide variety of beverages to meet consumer needs in a multitude of market segments. Our portfolio of Power+ Brands is targeted to consumers seeking healthier and functional alternatives to complement their active lifestyles, and includes LaCroix®, LaCroix Cúrate™ and LaCroix NiCola™ sparkling water products; Rip It® energy drinks and shots; and Everfresh® and Everfresh Premier Varietals™, 100% juice and juice-based products. Our carbonated soft drink flavor development spans more than 125 years originating with our flagship brands, Shasta® and Faygo®.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended May 2, 2015 (“Fiscal 2015”) increased .7% to $645.8 million as compared to $641.1 million for the fiscal year ended May 3, 2014 (“Fiscal 2014”). The higher sales resulted from a 1.1% increase in case volume partially offset by a .4% decline in average selling price per unit. The increase in case volume reflects a 2.9% increase in branded volume, including a 15.3% case volume growth for our Power+ Brands, partially offset by a decline in Allied Brands. The decline in selling price per unit is related to changes in product mix.

Net sales for the fiscal year ended May 3, 2014 decreased 3.2% to $641.1 million as compared to $662.0 million for the fiscal year ended April 27, 2013 (“Fiscal 2013”). The lower sales resulted from a 7.5% volume decline in Carbonated Soft Drinks, principally due to extended periods of unfavorable weather conditions and industry-wide consumption decline. This volume decline was partially offset by case volume growth of 8.2% for our Power+ Brands. Average net selling price per case was approximately the same for both years.

Gross Profit

Gross profit approximated 33.9% of net sales for Fiscal 2015 and Fiscal 2014. Cost of sales per unit declined .3% primarily due to product mix changes.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $145.2 million or 22.5% of net sales for Fiscal 2015 compared to $153.2 million or 23.9% of net sales for Fiscal 2014. Fiscal 2015 expenses reflect lower selling and marketing costs.

Selling, general and administrative expenses were $153.2 million or 23.9% of net sales for Fiscal 2014 compared to $146.2 million or 22.1% of net sales for Fiscal 2013. Fiscal 2014 expenses reflect higher selling and marketing costs, primarily due to increased advertising expenses.

Interest Expense and Other (Income) Expense - Net

Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit. The Company paid a special cash dividend of $118.1 million ($2.55 per common share) on December 27, 2012 from available cash and borrowings under our credit facilities. Due to repayments on borrowings, interest expense decreased to $371,000 in Fiscal 2015 from $660,000 in Fiscal 2014 and $403,000 in Fiscal 2013. Other expense is net of interest income of $30,000 for Fiscal 2015, $15,000 for Fiscal 2014 and $37,000 for Fiscal 2013. The change in interest income for Fiscal 2015, Fiscal 2014 and Fiscal 2013 is due to changes in average invested balances. Other income for Fiscal 2015 includes a $1.3 million gain on sale of property.

Income Taxes

Our effective tax rate was approximately 34% for Fiscal 2015, 30.9% for Fiscal 2014 and 33.4% for Fiscal 2013. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, the manufacturing deduction and, for Fiscal 2014, adjustment of unrecognized tax benefits related to the resolution of certain open tax years. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At May 2, 2015, we maintained $100 million unsecured revolving credit facilities, of which $10 million of borrowings were outstanding and $2.2 million were reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our manufacturing facilities. Expenditures for property, plant and equipment amounted to $11.6 million for Fiscal 2015. There were no material capital expenditure commitments at May 2, 2015.

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

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of $6.5 million for Fiscal 2015, $6.4 million for Fiscal 2014 and $6.6 million for Fiscal 2013. At May 2, 2015, management fees payable to CMA were $1.6 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2015, $58.0 million was provided by operating activities, $9.7 million was used in investing activities and $25.8 million was used in financing activities. Cash provided by operating activities increased $5.6 million primarily due to increased earnings. Cash used in investing activities decreased $2.3 million reflecting lower capital expenditures and proceeds of $1.9 from the sale of property. Cash used in financing activities was $25.8 million which included a $6 million redemption of preferred stock and $20 million in principal repayments under credit facilities.

During Fiscal 2014, $52.4 million was provided by operating activities, $12.1 million was used in investing activities and $28.7 million was used in financing activities. Cash provided by operating activities increased $12.1 million primarily due to changes in working capital. Cash used in investing activities increased $2.4 million reflecting higher capital expenditures in Fiscal 2014. Cash used in financing activities was $28.7 million reflecting an $8 million redemption of preferred stock and $20 million in principal repayments under credit facilities.

Financial Position

During Fiscal 2015, our working capital increased $22.9 million to $101.5 million primarily due to cash generated from operating activities. Trade receivables increased $1.7 million due to higher sales activity and days sales outstanding improved from 34.7 days to 33.1 days. Inventories decreased $1.0 million and annual inventory turns improved from 9.4 to 10.2 times. At May 2, 2015, the current ratio was 2.5 to 1 as compared to 2.2 to 1 at May 3, 2014.

During Fiscal 2014, our working capital increased $11.1 million to $78.6 million primarily due to cash generated from operating activities. Trade receivables decreased $5.9 million due to lower sales activity and days sales outstanding remain unchanged at 34.7 days. Inventories increased $4.7 million primarily due to higher quantities related to new products and to support more frequent customer promotions. At May 3, 2014, the current ratio was 2.2 to 1 as compared to 2.1 to 1 at April 27, 2013.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 2, 2015 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$10,000	$-	$10,000	$-	$-
Operating leases	22,194	5,399	8,409	5,980	2,406
Purchase commitments	53,990	53,990	-	-	-
Total	$86,184	$59,389	$18,409	$5,980	$2,406

As of May 2, 2015, we guaranteed the residual value of certain leased equipment in the amount of $4.9 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions were $2.7 million for Fiscal 2015, $2.7 million for Fiscal 2014 and $2.6 million for Fiscal 2013. See Note 9 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore have not been included in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2016 and are expected to be renewed.

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

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unseasonably cold ,wet weather conditions or droughts and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Interest Rates

At May 2, 2015, the Company had $10 million in borrowings outstanding under its credit facilities with a weighted average interest rate of 1.0%. Interest rate hedging products are not currently used to mitigate risk from interest fluctuations. If the interest rate on our debt changed by 100 basis points (1%), our interest expense for Fiscal 2015 would have changed by approximately $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 2,	May 3,
	2015	2014
Assets
Current assets:
Cash and equivalents	$52,456	$29,932
Trade receivables - net	59,951	58,205
Inventories	42,924	43,914
Deferred income taxes - net	4,348	2,685
Prepaid and other assets	8,050	8,405
Total current assets	167,729	143,141
Property, plant and equipment - net	60,182	59,494
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,079	5,446
Total assets	$247,750	$222,841

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$44,896	$45,606
Accrued liabilities	21,257	18,873
Income taxes payable	98	44
Total current liabilities	66,251	64,523
Long-term debt	10,000	30,000
Deferred income taxes - net	15,245	13,873
Other liabilities	8,472	8,244
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares (2015) and 240,000 shares (2014) issued, aggregate liquidation preference of $6,000 (2015) and $12,000 (2014)	120	240
Common stock, $.01 par value - 75,000,000 shares authorized; 50,418,019 shares (2015) and 50,367,799 shares (2014) issued	504	504
Additional paid-in capital	37,759	42,775
Retained earnings	129,773	80,737
Accumulated other comprehensive loss	(2,524)	(205)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	147,782	106,201
Total liabilities and shareholders' equity	$247,750	$222,841

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2015	2014	2013

Net sales	$645,825	$641,135	$662,007

Cost of sales	426,685	423,480	444,757

Gross profit	219,140	217,655	217,250

Selling, general and administrative expenses	145,157	153,220	146,223

Interest expense	371	660	403

Other (income) expense - net	(1,101)	666	173

Income before income taxes	74,713	63,109	70,451

Provision for income taxes	25,402	19,474	23,531

Net income	49,311	43,635	46,920

Less preferred dividends and accretion	(275)	(726)	(153)

Earnings available to common shareholders	$49,036	$42,909	$46,767

Earnings per common share:
Basic	$1.06	$.93	$1.01
Diluted	$1.05	$.92	$1.01

Weighted average common shares outstanding:
Basic	46,353	46,331	46,310
Diluted	46,559	46,519	46,482

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2015	2014	2013

Net income	$49,311	$43,635	$46,920

Other comprehensive income (loss), net of tax:

Cash flow hedges	(2,350)	610	(295)

Other	31	149	(27)

Total	(2,319)	759	(322)

Comprehensive income	$46,992	$44,394	$46,598

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	May 2, 2015		May 3, 2014		April 27, 2013
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	240	240	400	400	-	-
Series D preferred (redeemed) issued	(120)	(120)	(160)	(160)	400	400
End of year	120	120	240	240	400	400
Common Stock
Beginning of year	50,368	504	50,362	504	50,322	503
Stock options exercised	50	-	6	-	40	1
End of year	50,418	504	50,368	504	50,362	504
Additional Paid-In Capital
Beginning of year		42,775		50,398		30,425
Series D preferred (redeemed) issued		(5,791)		(7,722)		19,304
Stock options exercised		228		47		238
Stock-based compensation		307		95		230
Other		240		(43)		201
End of year		37,759		42,775		50,398
Retained Earnings
Beginning of year		80,737		37,828		109,200
Net income		49,311		43,635		46,920
Common stock dividends		-		-		(118,139)
Preferred stock dividends & accretion		(275)		(726)		(153)
End of year		129,773		80,737		37,828
Accumulated Other Comprehensive Loss
Beginning of year		(205)		(964)		(642)
Cash flow hedges		(2,350)		610		(295)
Other		31		149		(27)
End of year		(2,524)		(205)		(964)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$147,782		$106,201		$70,316

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2015	2014	2013
Operating Activities:
Net income	$49,311	$43,635	$46,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,580	11,708	11,002
Deferred income tax provision	1,076	79	172
(Gain) loss on disposal of property, net	(1,188)	51	63
Stock-based compensation	307	95	230
Changes in assets and liabilities:
Trade receivables	(1,746)	5,864	(2,478)
Inventories	990	(4,680)	1,628
Prepaid and other assets	(605)	(2,548)	(2,466)
Accounts payable	(710)	1,345	(10,614)
Accrued and other liabilities	(995)	(3,167)	(4,193)
Net cash provided by operating activities	58,020	52,382	40,264

Investing Activities:
Additions to property, plant and equipment	(11,630)	(12,124)	(9,693)
Proceeds from sale of property, plant and equipment	1,905	62	77
Net cash used in investing activities	(9,725)	(12,062)	(9,616)

Financing Activities:
Dividends paid on common stock	-	-	(118,139)
Dividends paid on preferred stock	(239)	(659)	(12)
(Repayments) borrowings under credit facilities, net	(20,000)	(20,000)	50,000
(Redemption) issuance of preferred stock	(6,000)	(8,000)	19,704
Proceeds from stock options exercised	228	47	239
Other	240	(43)	201
Net cash used in financing activities	(25,771)	(28,655)	(48,007)

Net Increase (Decrease) in Cash and Equivalents	22,524	11,665	(17,359)

Cash and Equivalents - Beginning of Year	29,932	18,267	35,626

Cash and Equivalents - End of Year	$52,456	$29,932	$18,267

Other Cash Flow Information:
Interest paid	$380	$723	$341
Income taxes paid	$24,745	$23,079	$24,327

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2015 and Fiscal 2013 consisted of 52 weeks while Fiscal 2014 consisted of 53 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 206,000 shares in Fiscal 2015, 188,000 shares in Fiscal 2014 and 172,000 shares in Fiscal 2013.

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

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At May 2, 2015 and May 3, 2014, other liabilities included accruals of $5.9 million and $6.1 million, respectively, for estimated non-current risk retention exposures, of which $4.7 million and $5.1 million were covered by insurance.

Intangible Assets

Intangible assets as of May 2, 2015 and May 3, 2014 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at May 2, 2015 were comprised of finished goods of $24.9 million and raw materials of $18.0 million. Inventories at May 3, 2014 were comprised of finished goods of $27.2 million and raw materials of $16.7 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $42.4 million in Fiscal 2015, $50.2 million in Fiscal 2014 and $44.6 million in Fiscal 2013.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $44.4 million in Fiscal 2015 and Fiscal 2014 and $44.2 million in Fiscal 2013. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2015	Fiscal 2014	Fiscal 2013
Balance at beginning of year	$399	$454	$399
Net charge to expense	117	95	96
Net charge-off	(186)	(150)	(41)
Balance at end of year	$330	$399	$454

As of May 2, 2015 and May 3, 2014, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 2, 2015 and May 3, 2014 consisted of the following:

	(In thousands)
	2015	2014
Land	$9,500	$9,779
Buildings and improvements	50,405	51,494
Machinery and equipment	156,702	148,699
Total	216,607	209,972
Less accumulated depreciation	(156,425)	(150,478)
Property, plant and equipment – net	$60,182	$59,494

Depreciation expense was $10.2 million for Fiscal 2015, $9.8 million for Fiscal 2014 and $9.0 million for Fiscal 2013.

3.	ACCRUED LIABILITIES

Accrued liabilities as of May 2, 2015 and May 3, 2014 consisted of the following:

	(In thousands)
	2015	2014
Accrued compensation	$7,473	$7,049
Accrued promotions	3,801	3,812
Accrued insurance	1,651	2,238
Other	8,332	5,774
Total	$21,257	$18,873

4.	DEBT

At May 2, 2015, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and current borrowings bear interest at .9% above one-month LIBOR (1.0% at May 2, 2015). Borrowings outstanding under the Credit Facilities were $10 million at May 2, 2015 and $30 million at May 3, 2014. At May 2, 2015, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $87.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, principally debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At May 2, 2015, we were in compliance with all loan covenants.

5.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid special cash dividends on common stock of $118.1 million ($2.55 per share) on December 27, 2012.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred has a liquidation preference of $50 per share and accrues dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends are cumulative and payable quarterly. Accrued dividends at May 2, 2015 and May 3, 2014 were $37,000 and $90,000, respectively. The Series D Preferred is nonvoting and redeemable at the option of the Company beginning May 1, 2014 at $50 per share. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, such shares have no liquidation value.

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

On May 1, 2015, the Company and the holders of the Series D Preferred agreed to extend the 2.5% annual dividend rate on the outstanding Series D Preferred through April 30, 2016. In evaluating the impact of the rate change, the Company determined that the related fair value change was immaterial and that no adjustment was required.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of common stock. As of May 2, 2015, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares purchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over 2,000% since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $6.5 million for Fiscal 2015, $6.4 million for Fiscal 2014 and $6.6 million for Fiscal 2013. Included in accounts payable were amounts due CMA of $1.6 million at May 2, 2015 and at May 3, 2014.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Recognized in AOCI-
Loss before income taxes	$(3,488)	$(1,059)	$(2,521)
Less income tax benefit	(1,294)	(393)	(935)
Net	(2,194)	(666)	(1,586)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	248	(2,028)	(2,060)
Less income tax provision (benefit)	92	(752)	(769)
Net	156	(1,276)	(1,291)
Net change to AOCI	$(2,350)	$610	$(295)

As of May 2, 2015, the notional amount of our outstanding aluminum swap contracts was $38.0 million and, assuming no change in the commodity prices, $3.0 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of May 2, 2015, the fair value of the derivative liability and derivative long-term liability was $3.0 million and $751,000, which was included in accrued liabilities and other liabilities, respectively. As of May 3, 2014, the fair value of the derivative asset was $5,000, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Current	$24,326	$19,395	$23,359
Deferred	1,076	79	172
Total	$25,402	$19,474	$23,531

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 2, 2015 and May 3, 2014 consisted of the following:

	(In thousands)
	2015	2014
Deferred tax assets:
Accrued expenses and other	$5,281	$4,126
Inventory and amortizable assets	417	400
Total deferred tax assets	5,698	4,526
Deferred tax liabilities:
Property	16,497	15,616
Intangibles and other	98	98
Total deferred tax liabilities	16,595	15,714
Net deferred tax liabilities	$10,897	$11,188
Current deferred tax assets – net	$4,348	$2,685
Noncurrent deferred tax liabilities – net	$15,245	$13,873

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.3	1.6
Manufacturing deduction benefit	(3.0)	(3.0)	(3.1)
Adjustment of unrecognized tax benefit	(.2)	(3.3)	(.2)
Other differences	(.1)	(.1)	.1
Effective income tax rate	34.0%	30.9%	33.4%

During April 2014, the Company reached an agreement with the Internal Revenue Service with respect to its review of the Company’s federal income tax returns for the three years ended April 2013. No material adjustments were proposed and, accordingly, the Company adjusted the related unrecognized tax benefits during the fourth quarter of Fiscal 2014.

As of May 2, 2015, the gross amount of unrecognized tax benefits was $1.8 million and $191,000 was recognized as a tax benefit in Fiscal 2015. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.2 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal		Fiscal
	2015	2014		2013
Beginning balance	$2,123	$4,349		$4,548
Increases due to current period tax positions	122	268		415
Decreases due to lapse of statute of limitations and audit resolutions	(444)	(2,494	)*	(614)
Ending balance	$1,801	$2,123		$4,349

_______________________________

* Includes $1,907 related to the Internal Revenue Service review of the Company’s federal income tax returns for the three years ended April 2013 noted above.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 2, 2015, unrecognized tax benefits included accrued interest of $269,000, of which approximately $82,000 was recognized as a tax benefit in Fiscal 2015.

We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2013 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2010.

8.	STOCK-BASED COMPENSATION

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of the shareholders.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options granted were 276,800 shares in Fiscal 2015, 5,245 shares in Fiscal 2014 and 2,000 shares in Fiscal 2013. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 7.4 years for Fiscal 2015, 8 years for Fiscal 2014 and 8 years for Fiscal 2013; weighted average expected volatility of 32.8% for Fiscal 2015, 35.8% for Fiscal 2014 and 38.1% for Fiscal 2013; weighted average risk free interest rates of 2.2% for Fiscal 2015, 1.9% for Fiscal 2014 and 1.6% for Fiscal 2013; and expected dividend yield of 4.6% for Fiscal 2015, 4.6% for Fiscal 2014 and 5.0% for Fiscal 2013.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience and ranged from 0% to 16% for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

The following is a summary of stock option activity for Fiscal 2015:

	Number of Shares	Price (a)
Options outstanding, beginning of year	404,355	$6.67
Granted	276,800	17.84
Exercised	(50,220)	4.55
Cancelled	(17,800)	16.26
Options outstanding, end of year	613,135	11.23
Options exercisable, end of year	265,437	5.93

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $307,000 for Fiscal 2015, $95,000 for Fiscal 2014 and $230,000 for Fiscal 2013. The total fair value of shares vested was $371,000 for Fiscal 2015, $90,000 for Fiscal 2014 and $453,000 for Fiscal 2013. The total intrinsic value for stock options exercised was $917,000 for Fiscal 2015, $76,000 for Fiscal 2014 and $406,000 for Fiscal 2013. Net cash proceeds from the exercise of stock options were $228,000 for Fiscal 2015, $47,000 for Fiscal 2014 and $239,000 for Fiscal 2013. Stock based income tax benefits aggregated $240,000 for Fiscal 2015, $17,000 for Fiscal 2014 and $201,000 for Fiscal 2013. The weighted average fair value for stock options granted was $8.30 for Fiscal 2015, $12.50 for Fiscal 2014 and $8.76 for Fiscal 2013.

As of May 2, 2015, unrecognized compensation expense related to the unvested portion of our stock options was $872,000, which is expected to be recognized over a weighted average period of 5.7 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 2, 2015 was 4.3 years and $6.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 2, 2015 was 2.7 years and $4.4 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of May 2, 2015, no shares have been issued under the plan.

9.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions (including contributions to multi-employer plans reflected below) were $2.7 million for Fiscal 2015, $2.7 million for Fiscal 2014 and $2.6 million for Fiscal 2013.

The Company participates in various multi-employer defined benefit pension plans covering certain employees whose employment is covered under collective bargaining agreements. If the Company chooses to stop participating in the multi-employer plan or if other employers choose to withdraw to the extent that a mass withdrawal occurs, the Company could be required to pay the plan a withdrawal liability based on the underfunded status of the plan.

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2015 and Fiscal 2014 is for the plans’ years ending December 31, 2013 and 2012, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2015	2014	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	No
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2013 and December 31, 2012, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements expire on October 18, 2016 for the CSSS Fund and May 14, 2016 for the WCT Fund.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2015	2014	2013
CSSS Fund	$1,103	$1,079	$1,051
WCT Fund	637	476	471
Other multi-employer pension funds	306	295	262
Total	$2,046	$1,850	$1,784

The trustees of one of the multi-employer pension plans that is not considered individually significant have notified a subsidiary of the Company that a mass withdrawal has occurred and have provided the subsidiary with a notice of withdrawal liability. The Company disputes various aspects of the withdrawal liability calculations and intends to challenge them in accordance with applicable Federal laws. The Company anticipates that the amount of its liability, if any, will not have a material effect on its financial position or results of operations.

10.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2023. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled approximately $8.2 million for Fiscal 2015, $7.9 million for Fiscal 2014 and $8.9 million for Fiscal 2013.

Our minimum lease payments under non-cancelable operating leases as of May 2, 2015 were as follows:

(In thousands)
Fiscal 2016	$5,399
Fiscal 2017	4,620
Fiscal 2018	3,789
Fiscal 2019	3,341
Fiscal 2020	2,639
Thereafter	2,406
Total minimum lease payments	$22,194

As of May 2, 2015, we guaranteed the residual value of certain leased equipment in the amount of $4.9 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 2, 2015, we had purchase commitments for raw materials of $54.0 million for Fiscal 2016.

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

11.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Net sales	$174,637	$163,575	$143,021	$164,592
Gross profit	59,842	57,732	46,090	55,476
Net income	15,363	12,958	8,808	12,182
Earnings per common share – basic	$.33	$.28	$.19	$.26
Earnings per common share – diluted	$.33	$.28	$.19	$.26

Fiscal 2014 (1)
Net sales	$172,353	$167,666	$136,774	$164,342
Gross profit	58,749	58,830	44,688	55,388
Net income	12,070	12,497	7,136	11,932
Earnings per common share – basic	$.26	$.27	$.15	$.25
Earnings per common share – diluted	$.26	$.27	$.15	$.25

_______________________________

(1) The fourth quarter of Fiscal 2014 consisted of 14 weeks while other quarters consisted of 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of May 2, 2015 and May 3, 2014 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended May 2, 2015. We also have audited National Beverage Corp.’s internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of May 2, 2015 and May 3, 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended May 2, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of May 2, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

/s/ McGladrey LLP

West Palm Beach, Florida

July 16, 2015

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of May 2, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 2, 2015:

Name	Age	Position with Company

Nick A. Caporella(1)	79	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	55	President

George R. Bracken(3)	70	Executive Vice President – Finance

Gregory P. Cook(4)	57	Vice President – Controller and Chief Accounting Officer

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	21
		Consolidated Statements of Income	22
		Consolidated Statements of Comprehensive Income	23
		Consolidated Statements of Shareholders’ Equity	24
		Consolidated Statements of Cash Flows	25
		Notes to Consolidated Financial Statements	26
		Report of Independent Registered Public Accounting Firm	39
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8)*

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(9)

10.13	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein(10)

10.14	First Amendment to Seconded Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.15	Subscription Agreement, dated January 25, 2013, between the Company and 8100 Partners, LLC(2)

21	Subsidiaries of Registrant(12)

23	Consent of Independent Registered Public Accounting Firm(12)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 2, 2015 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated FinancialStatements.

 _________________________________

*     Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 30, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 27, 2012 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer

Date: July 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 16, 2015.

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