Form 10-Q
period 2015-08-01
NATIONAL BEVERAGE CORP
filed 2015-09-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2015

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

The number of shares of registrant’s common stock outstanding as of September 4, 2015 was 46,407,675.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	August 1,	May 2,
	2015	2015
Assets
Current assets:
Cash and equivalents	$66,291	$52,456
Trade receivables - net	66,042	59,951
Inventories	46,571	42,924
Deferred income taxes - net	5,529	4,348
Prepaid and other assets	4,723	8,050
Total current assets	189,156	167,729
Property, plant and equipment - net	59,536	60,182
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,044	5,079
Total assets	$268,496	$247,750

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,992	$44,896
Accrued liabilities	28,014	21,257
Income taxes payable	5,672	98
Total current liabilities	76,678	66,251
Long-term debt	5,000	10,000
Deferred income taxes - net	15,091	15,245
Other liabilities	8,786	8,472
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued, aggregate liquidation preference of $6,000	120	120
Common stock, $.01 par value - 75,000,000 shares authorized; 50,437,859 shares issued (50,418,019 shares at May 2)	504	504
Additional paid-in capital	38,094	37,759
Retained earnings	146,848	129,773
Accumulated other comprehensive loss	(4,775)	(2,524)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	162,941	147,782
Total liabilities and shareholders' equity	$268,496	$247,750

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	August 1,	August 2,
	2015	2014

Net sales	$185,386	$174,637

Cost of sales	122,487	114,795

Gross profit	62,899	59,842

Selling, general and administrative expenses	36,806	37,638

Interest expense	51	124

Other (expense) income - net	(35)	1,197

Income before income taxes	26,007	23,277

Provision for income taxes	8,894	7,914

Net income	17,113	15,363

Less preferred dividends and accretion	(38)	(163)

Earnings available to common shareholders	$17,075	$15,200

Earnings per common share:
Basic	$.37	$.33
Diluted	$.37	$.33

Weighted average common shares outstanding:
Basic	46,397	46,336
Diluted	46,591	46,529

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	August 1,	August 2,
	2015	2014

Net income	$17,113	$15,363

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(2,251)	371

Comprehensive income	$14,862	$15,734

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	August 1,	August 2,
	2015	2014
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	120	240
Series D preferred redeemed	-	(120)
End of period	120	120

Common Stock
Beginning and end of period	504	504

Additional Paid-In Capital
Beginning of period	37,759	42,775
Series D preferred redeemed	-	(5,791)
Stock options exercised	219	23
Stock-based compensation	63	51
Stock-based tax benefits	53	2
End of period	38,094	37,060

Retained Earnings
Beginning of period	129,773	80,737
Net income	17,113	15,363
Preferred stock dividends and accretion	(38)	(163)
End of period	146,848	95,937

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(2,524)	(205)
Cash flow hedges, net of tax	(2,251)	371
End of period	(4,775)	166

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$162,941	$115,937

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	August 1,	August 2,
	2015	2014
Operating Activities:
Net income	$17,113	$15,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,020	3,048
Deferred income tax (benefit) provision	(7)	117
Gain on sale of property, net	-	(1,255)
Stock-based compensation	63	51
Changes in assets and liabilities:
Trade receivables	(6,091)	(2,353)
Inventories	(3,647)	(3,552)
Prepaid and other assets	(254)	941
Accounts payable	(1,904)	(3,492)
Accrued and other liabilities	12,305	9,332
Net cash provided by operating activities	20,598	18,200

Investing Activities:
Additions to property, plant and equipment	(1,998)	(1,593)
Proceeds from sale of property, plant and equipment	-	1,848
Net cash (used in) provided by investing activities	(1,998)	255

Financing Activities:
Dividends paid on preferred stock	(37)	(125)
Repayments under credit facilities	(5,000)	(5,000)
Redemption of preferred stock	-	(6,000)
Proceeds from stock options exercised	219	23
Stock-based tax benefits	53	2
Net cash used in financing activities	(4,765)	(11,100)

Net Increase in Cash and Equivalents	13,835	7,355

Cash and Equivalents - Beginning of Period	52,456	29,932

Cash and Equivalents - End of Period	$66,291	$37,287

Other Cash Flow Information:
Interest paid	$51	$117
Income taxes paid	$110	$132

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

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 1, 2015 are comprised of finished goods of $27.4 million and raw materials of $19.2 million. Inventories at May 2, 2015 are comprised of finished goods of $24.9 million and raw materials of $18 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	August 1, 2015	May 2, 2015
Land	$9,500	$9,500
Buildings and improvements	50,535	50,405
Machinery and equipment	158,540	156,702
Total	218,575	216,607
Less accumulated depreciation	(159,039)	(156,425)
Property, plant and equipment – net	$59,536	$60,182

Depreciation expense was $2.6 million for the three months ended August 1, 2015 and $2.7 million for the three months ended August 2, 2014.

3. DEBT

At August 1, 2015, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and current borrowings bear interest at .9% above one-month LIBOR (1.1% at August 1, 2015). Borrowings outstanding under the Credit Facilities were $5 million at August 1, 2015 and $10 million at May 2, 2015. At August 1, 2015, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $92.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At August 1, 2015, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended August 1, 2015, options to purchase 2,200 shares of common stock were granted (weighted average exercise price of $6.89 per share), options to purchase 19,840 shares were exercised (weighted average exercise price of $11.03 per share) and options to purchase 7,940 shares were cancelled (weighted average exercise price of $17.59 per share). At August 1, 2015, options to purchase 587,555 shares (weighted average exercise price of $11.13 per share) were outstanding and stock-based awards to purchase 2,784,829 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three months ended August 1, 2015 and August 2, 2014:

	(In thousands)
	2015	2014
Recognized in AOCI:
(Loss) gain before income taxes	$(4,970)	$605
Less income tax (benefit) provision	(1,844)	224
Net	(3,126)	381
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	(1,391)	15
Less income tax (benefit) provision	(516)	5
Net	(875)	10
Net change to AOCI	$(2,251)	$371

As of August 1, 2015, the notional amount of our outstanding aluminum swap contracts was $29.3 million and, assuming no change in the commodity prices, $6.1 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of August 1, 2015 and May 2, 2015, the fair value of the derivative liability was $6.1 million and $3 million and the fair value of the derivative long-term liability was $1.2 million and $751,000, which was included in accrued liabilities and other liabilities respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 30, 2018.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

As of August 1, 2015, we guaranteed the residual value of certain leased equipment in the amount of $4.8 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended August 1, 2015 (first quarter of fiscal 2016) compared to

Three Months Ended August 2, 2014 (first quarter of fiscal 2015)

Net sales for the first quarter of fiscal 2016 increased 6.2% to $185.4 million compared to $174.6 million for the first quarter of fiscal 2015. The higher sales resulted from a 3.9% increase in case volume and a 2.2% increase in average selling price. The volume increase includes 27.3% growth of our Power+ Brands, partially offset by a decline in carbonated soft drinks including Allied Brands. The increase in selling price per unit is related to changes in product mix.

Gross profit approximated 34% of net sales for the first quarter of fiscal 2016 and the first quarter of fiscal 2015. The increase in gross profit is primarily due to higher sales, partially offset by an increase in cost of sales per unit of 2.7%.

Selling, general and administrative expenses were $36.8 million or 19.9% of net sales for the first quarter of fiscal 2016 compared to $37.6 million or 21.6% of net sales for the first quarter of fiscal 2015. The decline in expenses was due to lower marketing costs, partially offset by higher selling costs.

Interest expense decreased to $51,000 for the first quarter of fiscal 2016, primarily due to a decline in average borrowings outstanding under credit facilities. Other income includes a $1.3 million gain on sale of property in the first quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first quarter of fiscal 2016 and 34.0% for the first quarter of fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At August 1, 2015, we maintained $100 million unsecured revolving credit facilities, of which $5 million of borrowings were outstanding and $2.2 million were reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first quarter of fiscal 2016 increased $13.8 million from May 2, 2015, which compares to an increase of $7.4 million for the first quarter of fiscal 2015.

Net cash provided by operating activities for the first quarter of fiscal 2016 amounted to $20.6 million compared to $18.2 million for the first quarter of fiscal 2015. For the first quarter of fiscal 2016, cash flow was principally provided by net income of $17.1 million and depreciation and amortization aggregating $3 million, offset in part by seasonal increases in trade receivables and inventory.

Net cash used in investing activities for the first quarter of fiscal 2016 reflects capital expenditures of $2 million, compared to capital expenditures of $1.6 million for the first quarter of fiscal 2014. The first quarter of fiscal 2015 included proceeds from sale of property of $1.8 million.

Net cash used in financing activities for the first quarter of fiscal 2016 amounted to $4.8 million, which included $5 million in principal repayments under credit facilities. In the first quarter of fiscal 2015, the Company redeemed 120,000 shares of Series D Preferred for an aggregate price of $6 million and repaid $5 million in principal under credit facilities.

Financial Position

During the first quarter of fiscal 2016, working capital increased $11 million to $112.5 million. The increase in working capital resulted primarily from higher cash, trade receivables and inventories. Trade receivables increased $6.1 million due to higher sales. Days sales outstanding improved from 33.1 days at May 2, 2015 to 32.4 days at August 1, 2015. Inventories increased approximately $3.6 million as a result of the Company maintaining higher stock levels to support seasonal increases in sales and new product introductions; inventory turns improved from 10.2 to 10.5 times. The current ratio was 2.5 to 1 at August 1, 2015 and May 2, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success in acquiring other beverage businesses, success of new product and flavor introductions, fluctuations in the costs of raw materials, our ability to increase selling prices, continued retailer support for our products, changes in consumer preferences, success of implementing business strategies, changes in business strategy or development plans, government regulations, regional weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein

10.2	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2015

National Beverage Corp.
(Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook Vice President – Controller and Chief Accounting Officer