Form 10-Q
period 2015-10-31
NATIONAL BEVERAGE CORP
filed 2015-12-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

The number of shares of registrant’s common stock outstanding as of December 4, 2015 was 46,433,135.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	October 31,	May 2,
	2015	2015
Assets
Current assets:
Cash and equivalents	$75,788	$52,456
Trade receivables - net	57,280	59,951
Inventories	48,676	42,924
Deferred income taxes - net	5,654	4,348
Prepaid and other assets	5,093	8,050
Total current assets	192,491	167,729
Property, plant and equipment - net	59,307	60,182
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,019	5,079
Total assets	$271,577	$247,750

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,458	$44,896
Accrued liabilities	26,631	21,257
Income taxes payable	70	98
Total current liabilities	69,159	66,251
Long-term debt	-	10,000
Deferred income taxes - net	15,338	15,245
Other liabilities	8,196	8,472
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued, aggregate liquidation preference of $6,000	120	120
Common stock, $.01 par value - 75,000,000 shares authorized; 50,462,399 shares issued (50,418,019 shares at May 2)	505	504
Additional paid-in capital	38,539	37,759
Retained earnings	162,123	129,773
Accumulated other comprehensive loss	(4,553)	(2,524)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	178,884	147,782
Total liabilities and shareholders' equity	$271,577	$247,750

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net sales	$178,678	$163,575	$364,064	$338,212

Cost of sales	118,057	105,843	240,544	220,638

Gross profit	60,621	57,732	123,520	117,574

Selling, general and administrative expenses	37,249	37,970	74,055	75,608

Interest expense	62	106	113	230

Other (expense) income - net	(39)	(23)	(74)	1,174

Income before income taxes	23,271	19,633	49,278	42,910

Provision for income taxes	7,959	6,675	16,853	14,589

Net income	15,312	12,958	32,425	28,321

Less preferred dividends and accretion	(37)	(37)	(75)	(200)

Earnings available to common shareholders	$15,275	$12,921	$32,350	$28,121

Earnings per common share:
Basic	$.33	$.28	$.70	$.61
Diluted	$.33	$.28	$.69	$.60

Weighted average common shares outstanding:
Basic	46,416	46,341	46,407	46,339
Diluted	46,647	46,542	46,619	46,536

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net income	$15,312	$12,958	$32,425	$28,321

Other comprehensive income (loss), net of tax:
Cash flow hedges	222	239	(2,029)	611

Comprehensive income	$15,534	$13,197	$30,396	$28,932

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)
	Six Months Ended
	October 31,	November 1,
	2015	2014
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	120	240
Series D preferred redeemed	-	(120)
End of period	120	120

Common Stock
Beginning of period	504	504
Stock options exercised	1	-
End of period	505	504

Additional Paid-In Capital
Beginning of period	37,759	42,775
Series D preferred redeemed	-	(5,791)
Stock options exercised	441	39
Stock-based compensation	128	131
Stock-based tax benefits	211	16
End of period	38,539	37,170

Retained Earnings
Beginning of period	129,773	80,737
Net income	32,425	28,321
Preferred stock dividends and accretion	(75)	(200)
End of period	162,123	108,858

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(2,524)	(205)
Cash flow hedges, net of tax	(2,029)	611
End of period	(4,553)	406

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$178,884	$129,208

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
	Six Months Ended
	October 31,	November 1,
	2015	2014
Operating Activities:
Net income	$32,425	$28,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,055	6,053
Deferred income tax (benefit) provision	(15)	236
Gain on sale of property, net	(5)	(1,255)
Stock-based compensation	128	131
Changes in assets and liabilities:
Trade receivables	2,671	4,282
Inventories	(5,752)	(3,125)
Prepaid and other assets	583	635
Accounts payable	(2,438)	(2,635)
Accrued and other liabilities	3,509	(1,413)
Net cash provided by operating activities	37,161	31,230

Investing Activities:
Additions to property, plant and equipment	(4,413)	(4,557)
Proceeds from sale of property, plant and equipment	5	1,848
Net cash used in investing activities	(4,408)	(2,709)

Financing Activities:
Dividends paid on preferred stock	(74)	(163)
Repayments under credit facilities	(10,000)	(10,000)
Redemption of preferred stock	-	(6,000)
Proceeds from stock options exercised	442	39
Stock-based tax benefits	211	16
Net cash used in financing activities	(9,421)	(16,108)

Net Increase in Cash and Equivalents	23,332	12,413

Cash and Equivalents - Beginning of Period	52,456	29,932

Cash and Equivalents - End of Period	$75,788	$42,345

Other Cash Flow Information:
Interest paid	$90	$227
Income taxes paid	$15,154	$13,040

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 31, 2015 are comprised of finished goods of $29.3 million and raw materials of $19.4 million. Inventories at May 2, 2015 are comprised of finished goods of $24.9 million and raw materials of $18 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	October 31, 2015	May 2, 2015
Land	$9,500	$9,500
Buildings and improvements	50,800	50,405
Machinery and equipment	160,637	156,702
Total	220,937	216,607
Less accumulated depreciation	(161,630)	(156,425)
Property, plant and equipment – net	$59,307	$60,182

Depreciation expense was $2.6 million and $5.3 million for the three and six months ended October 31, 2015, respectively, and $2.6 million and $5.3 million for the three and six months ended November 1, 2014, respectively.

3. DEBT

At October 31, 2015, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and, currently, any borrowings would bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 31, 2015 and $10 million at May 2, 2015. At October 31, 2015, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $97.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 31, 2015, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 31, 2015, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $9.59 per share), options to purchase 44,380 shares were exercised (weighted average exercise price of $9.95 per share) and options to purchase 10,140 shares were cancelled (weighted average exercise price of $16.24). At October 31, 2015, options to purchase 561,615 shares (weighted average exercise price of $11.23 per share) were outstanding and stock-based awards to purchase 2,786,229 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges were immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and six months ended October 31, 2015 and November 1, 2014:

	(In thousands)
	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Recognized in AOCI:
(Loss) gain before income taxes	$(2,094)	$643	$(7,064)	$1,248
Less income tax (benefit) provision	(777)	239	(2,621)	463
Net	$(1,317)	$404	$(4,443)	$785
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	$(2,446)	$263	$(3,837)	$277
Less income tax (benefit) provision	(907)	98	(1,423)	103
Net	$(1,539)	$165	$(2,414)	$174
Net change to AOCI	$222	$239	$(2,029)	$611

As of October 31, 2015, the notional amount of our outstanding aluminum swap contracts was $25.6 million and, assuming no change in the commodity prices, $6.4 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of October 31, 2015 and May 2, 2015, the fair value of the derivative liability was $6.4 million and $3 million and the fair value of the derivative long-term liability was $605,000 and $751,000, which was included in accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet. ASU 2015-17 is effective for our fiscal year beginning April 30, 2017. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU 2014-16 do not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. Rather, ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for our fiscal year beginning May 1, 2016. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

7. COMMITMENTS AND CONTINGENCIES

As of October 31, 2015, we guaranteed the residual value of certain leased equipment in the amount of $4.7 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2015 (second quarter of fiscal 2016) compared to Three Months Ended November 1, 2014 (second quarter of fiscal 2015)

Net sales for the second quarter of fiscal 2016 increased 9.2% to $178.7 million compared to $163.6 million for the second quarter of fiscal 2015. The higher sales resulted from a 9.6% increase in case volume, which includes 25.3% growth of our Power+ Brands and 2.6% increase in branded carbonated soft drinks. The average selling price was approximately the same for both quarters.

Gross profit for the second quarter of fiscal 2016 increased 5% to $60.6 million compared to $57.7 million for the second quarter of fiscal 2015. The increase in gross profit is primarily due to higher sales, partially offset by an increase in cost of sales per case of 1.8%. The increase in cost of sales per case was due to changes in product mix, which also resulted in a gross margin decline to 33.9%.

Selling, general and administrative expenses were $37.2 million or 20.8% of net sales for the second quarter of fiscal 2016 compared to $38 million or 23.2% of net sales for the second quarter of fiscal 2015. The decline in expenses was primarily due to lower marketing costs.

Interest expense decreased to $62,000 for the second quarter of fiscal 2016, primarily due to a decline in average borrowings outstanding under credit facilities. Other expense includes interest income of $16,000 for the second quarter of fiscal 2016 and $7,000 for the second quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the second quarter of fiscal 2016 and 34.0% for the second quarter of fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Six Months Ended October 31, 2015 (first six months of fiscal 2016) compared to Six Months Ended November 1, 2014 (first six months of fiscal 2015)

Net sales for the first six months of fiscal 2016 increased 7.6% to $364.1 million compared to $338.2 million for the six months of fiscal 2015. The higher sales resulted from a 6.6% increase in case volume and a 1% increase in average selling price. The volume increase includes 26.4% growth of our Power+ Brands partially offset by a decline in branded carbonated soft drinks and Allied Brands. The increase in average selling price is related to changes in product mix.

Gross profit for the first six months of fiscal 2016 increased 5.1% to $123.5 million compared to $117.6 million for the first six months of fiscal 2015. The increase in gross profit is primarily due to higher sales, partially offset by an increase in cost of sales per case of 2.2%. The increase in cost of sales per case was due to changes in product mix, which also resulted in a gross margin decline to 33.9%.

Selling, general & administrative expenses were $74.1 million or 20.3% of net sales for the first six months of fiscal 2016 compared to $75.6 million or 22.4% of net sales for the first six months of fiscal 2015. The decrease in expenses was primarily due to lower marketing costs.

Interest expense decreased to $113,000 for the first six months of fiscal 2016, primarily due to a decline in average borrowings outstanding under credit facilities. Other income includes a $1.3 million gain on sale of property in the first quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first six months of fiscal 2016 and 34.0% for the first six months of fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At October 31, 2015, we maintained $100 million unsecured revolving credit facilities of which $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first six months of fiscal 2016 increased $23.3 million from May 2, 2015, which compares to an increase of $12.4 million for the first six months of fiscal 2015.

Net cash provided by operating activities for the first six months of fiscal 2016 amounted to $37.2 million compared to $31.2 million for the first six months of fiscal 2015. For the first six months of fiscal 2016, cash flow was principally provided by net income of $32.4 million and depreciation and amortization aggregating $6.1 million, offset in part by an increase in inventory.

Net cash used in investing activities for the first six months of fiscal 2016 reflects capital expenditures of $4.4 million, compared to capital expenditures of $4.6 million for the first six months of fiscal 2015. The first six months of fiscal 2015 includes proceeds of $1.8 million from sale of property.

Net cash used in financing activities for the first six months of fiscal 2016 amounted to $9.4 million, which included $10 million in principal repayments under credit facilities. In the first six months of fiscal 2015, the Company redeemed 120,000 shares of Series D Preferred for an aggregate price of $6 million and repaid $10 million in principal repayments under credit facilities.

Financial Position

During the first six months of fiscal 2016, working capital increased $21.9 million to $123.3 million. The increase in working capital resulted primarily from higher cash and inventories, partially offset by lower receivables and higher accrued liabilities balances. Trade receivables decreased $2.7 million and days sales outstanding improved from 33.1 days at May 2, 2015 to 29.2 days at October 31, 2015. Inventories increased approximately $5.8 million as a result of the Company maintaining higher stock levels to support increases in sales and new product introductions. The current ratio was 2.8 to 1 at October 31, 2015 and 2.5 to 1 at May 2, 2015.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2015

National Beverage Corp.
(Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook Vice President – Controller and Chief Accounting Officer