Form 10-Q
period 2016-01-30
NATIONAL BEVERAGE CORP
filed 2016-03-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2016

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

The number of shares of registrant’s common stock outstanding as of March 4, 2016 was 46,549,150.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	January 30,	May 2,
	2016	2015
Assets
Current assets:
Cash and equivalents	$86,101	$52,456
Trade receivables - net	59,553	59,951
Inventories	44,322	42,924
Deferred income taxes - net	4,870	4,348
Prepaid and other assets	6,819	8,050
Total current assets	201,665	167,729
Property, plant and equipment - net	60,230	60,182
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,977	5,079
Total assets	$281,632	$247,750

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$37,665	$44,896
Accrued liabilities	27,721	21,257
Income taxes payable	31	98
Total current liabilities	65,417	66,251
Long-term debt	-	10,000
Deferred income taxes - net	15,584	15,245
Other liabilities	7,683	8,472
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued, aggregate liquidation preference of $6,000	120	120
Common stock, $.01 par value - 75,000,000 shares authorized; 50,533,934 shares issued (50,418,019 shares at May 2)	505	504
Additional paid-in capital	39,649	37,759
Retained earnings	173,322	129,773
Accumulated other comprehensive loss	(2,798)	(2,524)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	192,948	147,782
Total liabilities and shareholders' equity	$281,632	$247,750

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015

Net sales	$161,687	$143,021	$525,751	$481,233

Cost of sales	109,135	96,931	349,679	317,569

Gross profit	52,552	46,090	176,072	163,664

Selling, general and administrative expenses	35,434	32,593	109,489	108,201

Interest expense	40	81	153	311

Other (expense) income - net	(2)	(70)	(76)	1,104

Income before income taxes	17,076	13,346	66,354	56,256

Provision for income taxes	5,840	4,538	22,693	19,127

Net income	11,236	8,808	43,661	37,129

Less preferred dividends and accretion	(37)	(38)	(112)	(238)

Earnings available to common shareholders	$11,199	$8,770	$43,549	$36,891

Earnings per common share:
Basic	$.24	$.19	$.94	$.80
Diluted	$.24	$.19	$.93	$.79

Weighted average common shares outstanding:
Basic	46,448	46,358	46,420	46,345
Diluted	46,707	46,580	46,648	46,550

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015

Net income	$11,236	$8,808	$43,661	$37,129

Other comprehensive income (loss), net of tax:
Cash flow hedges	1,755	(846)	(274)	(235)

Comprehensive income	$12,991	$7,962	$43,387	$36,894

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 30,	January 31,
	2016	2015
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning of period	120	240
Series D preferred redeemed	-	(120)
End of period	120	120

Common Stock
Beginning of period	504	504
Stock options exercised	1	-
End of period	505	504

Additional Paid-In Capital
Beginning of period	37,759	42,775
Series D preferred redeemed	-	(5,791)
Stock options exercised	681	144
Stock-based compensation	182	212
Stock-based tax benefits	1,027	171
End of period	39,649	37,511

Retained Earnings
Beginning of period	129,773	80,737
Net income	43,661	37,129
Preferred stock dividends and accretion	(112)	(238)
End of period	173,322	117,628

Accumulated Other Comprehensive Loss
Beginning of period	(2,524)	(205)
Cash flow hedges, net of tax	(274)	(235)
End of period	(2,798)	(440)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$192,948	$137,473

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 30,	January 31,
	2016	2015
Operating Activities:
Net income	$43,661	$37,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,071	8,873
Deferred income tax (benefit) provision	(21)	350
Gain on sale of property, net	(36)	(1,255)
Stock-based compensation	182	212
Changes in assets and liabilities:
Trade receivables	398	6,904
Inventories	(1,398)	(2,579)
Prepaid and other assets	(194)	(301)
Accounts payable	(7,231)	(12,128)
Accrued and other liabilities	5,390	(491)
Net cash provided by operating activities	49,822	36,714

Investing Activities:
Additions to property, plant and equipment	(7,817)	(7,161)
Proceeds from sale of property, plant and equipment	43	1,848
Net cash used in investing activities	(7,774)	(5,313)

Financing Activities:
Dividends paid on preferred stock	(112)	(201)
Repayments under credit facilities	(10,000)	(15,000)
Redemption of preferred stock	-	(6,000)
Proceeds from stock options exercised	682	144
Stock-based tax benefits	1,027	171
Net cash used in financing activities	(8,403)	(20,886)

Net Increase in Cash and Equivalents	33,645	10,515

Cash and Equivalents - Beginning of Period	52,456	29,932

Cash and Equivalents - End of Period	$86,101	$40,447

Other Cash Flow Information:
Interest paid	$91	$320
Income taxes paid	$21,761	$18,744

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 30, 2016 are comprised of finished goods of $25.1 million and raw materials of $19.2 million. Inventories at May 2, 2015 are comprised of finished goods of $24.9 million and raw materials of $18 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	January 30, 2016	May 2, 2015
Land	$9,500	$9,500
Buildings and improvements	50,816	50,405
Machinery and equipment	163,833	156,702
Total	224,149	216,607
Less accumulated depreciation	(163,919)	(156,425)
Property, plant and equipment – net	$60,230	$60,182

Depreciation expense was $2.5 million and $7.8 million for the three and nine months ended January 30, 2016 and January 31, 2015, respectively.

3. DEBT

At January 30, 2016, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and, currently, any borrowings would bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 30, 2016 and $10 million was outstanding at May 2, 2015. At January 30, 2016, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $97.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 30, 2016, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 30, 2016, options to purchase 3,000 shares of common stock were granted (weighted average exercise price of $9.59 per share), options to purchase 115,915 shares were exercised (weighted average exercise price of $5.89 per share) and options to purchase 17,725 shares were cancelled (weighted average exercise price of $16.02). At January 30, 2016, options to purchase 482,495 shares (weighted average exercise price of $11.45 per share) were outstanding and stock-based awards to purchase 2,793,814 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges were immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and nine months ended January 30, 2016 and January 31, 2015:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Recognized in AOCI:
Gain (loss) before income taxes	$620	$(1,096)	$(6,444)	$152
Less income tax provision (benefit)	230	(407)	(2,391)	56
Net	$390	$(689)	$(4,053)	$96
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	$(2,171)	$249	$(6,008)	$526
Less income tax (benefit) provision	(806)	92	(2,229)	195
Net	$(1,365)	$157	$(3,779)	$331
Net change to AOCI	$1,755	$(846)	$(274)	$(235)

As of January 30, 2016, the notional amount of our outstanding aluminum swap contracts was $18.6 million and, assuming no change in the commodity prices, $4.2 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of January 30, 2016 and May 2, 2015, the fair value of the derivative liability was $4.2 million and $3 million, respectively, which was included in accrued liabilities. At May 2, 2015, the fair value of the derivative long-term liability was $751,000, which was included in other liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for our fiscal year beginning April 28, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet. ASU 2015-17 is effective for our fiscal year beginning April 30, 2017. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 29, 2018.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

As of January 30, 2016, we guaranteed the residual value of certain leased equipment in the amount of $4.5 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended January 30, 2016 (third quarter of fiscal 2016) compared to Three Months Ended January 31, 2015 (third quarter of fiscal 2015)

Net sales for the third quarter of fiscal 2016 increased 13.1% to $161.7 million compared to $143 million for the third quarter of fiscal 2015. The higher sales resulted from a 12.3% increase in case volume and a .6% increase in average selling price. The volume increase includes 34.9% growth of our Power+ Brands. The increase in average selling price is primarily related to changes in product mix.

Gross profit for the third quarter of fiscal 2016 increased 14% to $52.6 million compared to $46.1 million for the third quarter of fiscal 2015. The increase in gross profit is primarily due to higher sales and average selling price mentioned above, as cost of sales per case was approximately the same for both quarters. As a result, the gross margin improved to 32.5%.

Selling, general and administrative expenses were $35.4 million or 21.9% of net sales for the third quarter of fiscal 2016 compared to $32.6 million or 22.8% of net sales for the third quarter of fiscal 2015. The increase in expenses was primarily due to higher selling, administrative and marketing costs.

Interest expense decreased to $40,000 for the third quarter of fiscal 2016, primarily due to a decline in average borrowings outstanding under credit facilities. Other expense includes interest income of $25,000 for the third quarter of fiscal 2016 and $8,000 for the third quarter of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the third quarter of fiscal 2016 and 34.0% for the third quarter of fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

Nine Months Ended January 30, 2016 (first nine months of fiscal 2016) compared to Nine Months Ended January 31, 2015 (first nine months of fiscal 2015)

Net sales for the first nine months of fiscal 2016 increased 9.3% to $525.8 million compared to $481.2 million for the first nine months of fiscal 2015. The higher sales resulted from an 8.3% increase in case volume and a .9% increase in average selling price. The volume increase includes 29% growth of our Power+ Brands partially offset by a decline in branded carbonated soft drinks and Allied Brands. The increase in average selling price is related to changes in product mix.

Gross profit for the first nine months of fiscal 2016 increased 7.6% to $176.1 million compared to $163.7 million for the first nine months of fiscal 2015. The increase in gross profit is primarily due to higher sales, partially offset by an increase in cost of sales per case of 1.6%. The increase in cost of sales per case was due to changes in product mix, which also resulted in a gross margin decline to 33.5%.

Selling, general & administrative expenses were $109.5 million or 20.8% of net sales for the first nine months of fiscal 2016 compared to $108.2 million or 22.5% of net sales for the first nine months of fiscal 2015. The increase in expenses was primarily due to higher selling and administrative costs, partially offset by lower marketing costs.

Interest expense decreased to $153,000 for the first nine months of fiscal 2016, primarily due to a decline in average borrowings outstanding under credit facilities. Other income includes a $1.3 million gain on sale of property in the first nine months of fiscal 2015.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first nine months of fiscal 2016 and 34.0% for the first nine months of fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At January 30, 2016, we maintained $100 million unsecured revolving credit facilities of which $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position for the first nine months of fiscal 2016 increased $33.6 million from May 2, 2015, which compares to an increase of $10.5 million for the first nine months of fiscal 2015.

Net cash provided by operating activities for the first nine months of fiscal 2016 amounted to $49.8 million compared to $36.7 million for the first nine months of fiscal 2015. For the first nine months of fiscal 2016, cash flow was principally provided by net income of $43.7 million and depreciation and amortization aggregating $9.1 million, offset in part by a decrease in accounts payable.

Net cash used in investing activities for the first nine months of fiscal 2016 reflects capital expenditures of $7.8 million, compared to capital expenditures of $7.2 million for the first nine months of fiscal 2015. The first nine months of fiscal 2015 includes proceeds of $1.8 million from sale of property.

Net cash used in financing activities for the first nine months of fiscal 2016 amounted to $8.4 million, which included $10 million in principal repayments under credit facilities. In the first nine months of fiscal 2015, the Company redeemed 120,000 shares of Series D Preferred for an aggregate price of $6 million and repaid $15 million in principal repayments under credit facilities.

Financial Position

During the first nine months of fiscal 2016, working capital increased to $136.2 million from $101.5 at May 2, 2015. The increase in working capital resulted from higher cash and inventories and a decline in payables, partially offset by higher accrued liabilities balance. Trade receivables decreased $398,000 while days sales outstanding increased slightly from 33.1 days at May 2, 2015 to 33.5 days at January 30, 2016. Inventories increased approximately $1.4 million as a result of the Company maintaining higher stock levels to support increases in sales and new product introductions. The current ratio was 3.1 to 1 at January 30, 2016 and 2.5 to 1 at May 2, 2015.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2016

National Beverage Corp. (Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer