Form 10-K
period 2016-04-30
NATIONAL BEVERAGE CORP
filed 2016-07-14
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2016

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $37.64 on October 30, 2015 was approximately $435.2 million.

The number of shares of Registrant’s common stock outstanding as of July 7, 2016 was 46,556,450.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.     BUSINESS

GENERAL

National Beverage Corp. proudly refreshes America with a distinctive portfolio of Sparkling Waters, Juices, Energy Drinks and Carbonated Soft Drinks. We believe our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, makes National Beverage unique in the beverage industry. The Company’s primary market focus is the United States, but our products are also distributed in various other countries. National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

National Beverage is in an ongoing transition to meet the healthy hydration demands of the American consumer. Health and wellness awareness has increased significantly, resulting in growing demand for beverages with little or no calories and wholesome natural ingredients. Our brands emphasize distinctly-flavored beverages in attractive packaging that appeal to multiple demographic groups. The attentive, conscious and discriminating consumer is ever more alert to healthy choices and better-for-you ingredients that align to this transition and strategic focus.

We believe the combination of our business strategies and philosophies is key to greater competitive advantage and differentiation from competitors. Points of differentiation include the following:

Healthy Transformation – We focus on developing healthier beverages in response to the global shift in consumer buying habits. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a change to better-for-you beverages.

Flavor Innovation – Throughout our product lines and brands, we emphasize distinctly flavored beverages. Building on a rich tradition of flavor and brand innovation with over a 125 year history of development with iconic brands such as Shasta® and Faygo®, we consider ourselves a leader in flavor and essence technology. Proprietary flavors and essences are developed and tested in-house and only made commercially available after extensive concept and sensory evaluation. Our variety of flavors provides us a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Quality Ethic – We believe consumers demand quality, and we are committed to producing and developing products of the highest quality that also appeal to the value expectations of the consumer. We believe we can leverage our efficient production and distribution systems, and our cost-effective social media and regionally focused marketing programs, to profitably deliver products at optimal consumer price-points.

Creative Dynamics – In a beverage industry that is dominated by the “cola giants”, we pride ourselves on our ability to respond faster and more creatively to consumer trends than competitors who are burdened by production and distribution complexity as well as legacy costs. The ability to identify consumer trends and create new product concepts to lead the market defines our new product development model. Speed to market with the right concept, unique flavor creation and trend forward ‘better-for-you’ continues to be our goal. As with flavor development, internal development teams are responsible for concept creation, packaging and design, which allows for rapid ‘go to market’ timing and reduced development costs.

BRANDS

Our brands consist of (i) beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced calorie options. We believe our unique brands and speed-to-market are key factors to our success.

Power+ Brands –

LaCroix

100% all natural LaCroix® Sparkling Water, our strategically largest and fastest-growing brand, has set the pace in the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, the innocence of LaCroix has propelled it to the top-selling all natural domestic sparkling water. LaCroix has the support of national chains in multiple channels, including mass merchants, mainstream supermarkets and natural and specialty food retailers and has a flourishing social media presence. Flavored with natural fruit essence, LaCroix has expanded its core line with five new offerings - Coconut, Mango, Apricot, Passionfruit and Tangerine.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate™ (‘Cure Yourself’) celebrates French sophistication with Spanish zest with three new bold flavors – Melón Pomelo (cantaloupe pink grapefruit), Múre Pepino (blackberry cucumber) and Kiwi Sandia (kiwi watermelon). Cúrate naturally refreshes in tall 12 oz. consumer-favored cans. Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is a trendsetting addition to a brand that is the healthy alternative for trend-forward consumers.

NiCola™ by LaCroix, an innovative sparkling water with the essence and flavor of cola, is ‘innocent’ of calories, sodium, sweetener or any ingredient that the health-conscious consumer avoids. NiCola is designed for those cola and diet cola drinkers within the $79 billion U.S. carbonated soft drink market who are looking to ‘crossover’ to a beverage that complements a healthier lifestyle.

Additional LaCroix themes are in development and feature unique packaging, ground-breaking flavor concepts, and a go-to-market strategy designed to provide additional placements within the retail environment outside the traditional grocery shelf.

Shasta Sparkling

Shasta Sparkling Water® duplicates the iconic flavors that have charmed its loyal consumers over the past 125 plus years with the first genuine soft-drink alternative (SDA). Shasta Sparkling is naturally-essenced without calories, sodium and sweeteners. ‘Simply Natural and Smartly Healthy,’ Shasta Sparkling flavors include: Lemon-Lime Splash, Draft Root Beer, Shasta Cola, California Orange, Original Pure and Big Black Cherry.

Shasta Sparkling was successfully test marketed in the Western U.S. in the fourth quarter of fiscal year 2016 and has been introduced within Shasta’s demographic areas to give carbonated soft drink consumers who want their nostalgic Shasta flavors an entirely ‘innocent’ and exciting alternative. Shasta Sparkling complements a healthier lifestyle with its eloquent design and is packaged in tall 10.5 oz. cans with an industry first “clean” label.

Everfresh and Mr. Pure

Everfresh® 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya and Pineapple Mango. Originating in the Midwest, the Everfresh signature package is a hot-filled, 16 oz. glass bottle primarily for single-serve consumption. Additional consumer-friendly packages range from 10 oz. to 64 oz.

Everfresh Premier Varietals™, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of 100% natural apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady. Premier Varietals are packaged in award-winning 12 oz. glass bottles with decorative tamper-evident neck seals.

Mr. Pure® juice drinks are marketed in a variety of flavors, from classics like Apple, Orange and Grapefruit to unique flavors such as Peach Watermelon, Grape Cranberry and Island Punch. Mr. Pure is distributed in the Midwest primarily in 16 oz. glass bottles designed for single-serve consumption.

Rip It

Rip It® energy fuel is the flavor innovator in the growing energy category with unique flavors, including six that are sugar-free, bringing variety and value to the widening consumer base. Rip It “Tribute” themed energy is a successful military inspired addition to the lineup that now includes its latest offering, Tribute Cherry Lime. Building on the flavor tradition of original Rip It, a 2 oz. sugar free shot version in seven flavors is marketed through our distribution system in multiple displayable package configurations.

Carbonated Soft Drinks –

More than 125 years old, Shasta is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and such unique tastes as California Dreamin’, Very Cherry Twist and Fiesta Punch.

More than 100 years old, Faygo products are primarily distributed east of the Mississippi River and include numerous unique flavors including Red Pop®, Moon Mist®, and Rock’n’Rye®. We also produce and market Ritz® soft drinks and seltzers, primarily in the southeastern U.S., distribute Big Shot® in New Orleans and surrounding areas, and offer St. Nick’s® soft drinks during the holiday season. During recent years, we reformulated many of our brands to reduce the caloric content while still preserving their time-tested flavor profiles.

Although typical cola drinks account for approximately 48% of the soft drink industry’s domestic grocery channel volume, colas account for less than 15% of our total volume. We tailor our marketing and promotion programs by locale; many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and make them less vulnerable to competitive substitution. In addition, products produced locally often generate more aggressive retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

Our brands, optically and ingredient-wise, are always a work in process. We are continually striving to make all our soft drinks healthier beverages while still maintaining their iconic taste profiles. As often as innovation develops, we endeavor to significantly improve our products, always seeking quality and authenticity over cost.

PRODUCTION

We employ a philosophy that emphasizes vertical integration; our production model integrates the procurement of raw materials and crafting of concentrates with the production of finished products. Our twelve strategically located production facilities are near major metropolitan markets across the continental United States. The locations of our facilities enable us to efficiently produce and distribute beverages to substantially all geographic markets in the United States, including the top 25 metropolitan statistical areas. Each facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes. We utilize numerous package types and sizes, including cans ranging from eight to sixteen ounces and bottles ranging from ten ounces to three liters.

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

We produce a substantial portion of the flavor concentrates used in our branded products. By controlling our own formulas throughout our bottling network, we can craft our products in accordance with uniform quality standards while tailoring flavors to regional taste preferences. We believe that the combination of a Company-owned bottling network, together with uniform standards for packaging, formulations and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products through three primary distribution channels: take-home, convenience and food-service.

The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and dollar stores. We distribute our products to this channel through the warehouse distribution system and the direct-store delivery system. Under the warehouse distribution system, products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its outlet locations with other goods. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

The emphasis of our sales and marketing programs is to maintain and enhance consumer brand recognition and loyalty, typically through a combination of regional advertising, special event marketing, endorsements, sponsorships and social media, along with consumer coupon distribution and product sampling. We retain agencies to assist with social media engagement and advertising programs for our brands. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives. These elements allow tailored marketing and advertising programs to meet local and regional economic conditions and demographics. Additionally, we sponsor special holiday promotions which feature St. Nick’s soft drinks and special holiday flavors and packaging.

In recent years, we’ve expanded our programs to reach consumers directly through innovative digital marketing, social media engagement and content creation. We are focused on increasing our digital presence and capabilities to further enhance the consumer experience across our brands.

Raw Materials

Our centralized procurement group maintains relationships with numerous suppliers of raw materials and packaging goods. By consolidating the purchasing function for our production facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as a low-cost producer of beverages.

The products we produce and sell are made from various materials including sweeteners, juice and flavor concentrates, carbon dioxide, water, glass and plastic bottles, aluminum cans, paper, cartons and closures. Most of our low-calorie soft drink products use sucralose, aspartame, stevia or acesulfame potassium. We craft a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

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

Seasonality

The majority of our sales are seasonal with the highest volume typically realized during the summer and warmer months. Additionally, our sales can be influenced by weather conditions.

Competition

The beverage industry is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshment, including soft drinks, water products, juices, fruit drinks, powdered drinks, coffees, teas, energy drinks, sports drinks, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products can adversely affect sales of our brands. Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through a diversified product portfolio, strong brand recognition, innovative flavor variety, attractive packaging, efficient distribution methods, focused advertising and social media, and, for some product lines, value pricing.

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

Certain states and localities require a deposit or tax on the sale of certain beverages. These requirements vary by each jurisdiction. Similar legislation has been proposed in certain other states and localities, as well as by Congress. We are unable to predict whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

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

Employees

As of April 30, 2016, we employed approximately 1,200 people, of which approximately 300 are covered by collective bargaining agreements. We believe that relations with our employees are generally good.

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

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or considered imposing additional taxes on soft drinks and other sweetened beverages. Changes in existing laws or regulations could negatively affect our financial results through lower sales or higher costs.

Sustained increases in the cost of employee benefits. Our profitability is affected by the cost of medical and retirement benefits provided to employees, including employees covered under collective bargaining agreements and multi-employer pension plans. In recent years, we have experienced increases in these costs as a result of certain factors beyond our control. Although we seek to limit these cost increases, continued upward pressure in these costs could reduce our profitability.

Unfavorable weather conditions. Unfavorable weather conditions could have an adverse impact on our revenue and profitability. Unusually cold or rainy weather may temporarily reduce demand for our products and contribute to lower sales, which could adversely affect our profitability for such periods. Prolonged drought conditions in the geographic regions in which we do business could lead to restrictions on the use of water, which could adversely affect our ability to produce and distribute products.

Dependence on key personnel. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group, and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal properties include twelve production facilities located in ten states, which aggregate approximately two million square feet. We own ten production facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2020. We believe our facilities are generally in good condition and sufficient to meet our present needs.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 30, 2016		May 2, 2015
	High	Low	High	Low
First Quarter	$24.94	$19.98	$19.97	$15.42
Second Quarter	38.91	23.05	25.50	17.58
Third Quarter	48.01	35.50	27.32	21.00
Fourth Quarter	47.00	32.35	25.00	21.00

At July 7, 2016 there were approximately 14,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share) on December 27, 2012.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of Common Stock. As of April 30, 2016, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares of Common Stock purchased during the last three fiscal years.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred had a liquidation preference of $50 per share and dividends were accrued on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends were cumulative and payable quarterly. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. The Series D Preferred was issued by the Company pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred for an aggregate price of $8 million plus accrued dividends. In conjunction with the partial redemption, the annual dividend rate on the outstanding Series D Preferred was reduced to 2.5% for the twelve-month period beginning May 1, 2014. On May 1, 2015, the Company and the holders of the Series D Preferred agreed to extend the 2.5% annual dividend rate on the outstanding Series D Preferred through April 30, 2016.

On August 1, 2014, the Company redeemed an additional 120,000 shares of Series D Preferred for an aggregate price of $6 million plus accrued dividends. The final redemption of the remaining 120,000 shares of Series D Preferred was made on April 29, 2016 for an aggregate price of $6 million plus accrued dividends.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 30, 2011, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index and (iii) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on April 30, 2011 provided a compounded annual return of approximately 31.5% as of April 30, 2016.

Comparison of 5-Year Cumulative Total Return
among National Beverage Corp., the NASDAQ Composite Index, and a Peer Group
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/30/2011
4/28/2012
4/27/2013
5/3/2014
5/2/2015
4/30/2016
National Beverage Corp.
NASDAQ Composite-Total Returns
Peer Group

	4/30/11	4/28/12	4/27/13	5/3/14	5/2/15	4/30/16
National Beverage Corp.	$100.00	$105.46	$122.59	$161.64	$188.65	$393.28
NASDAQ Composite	100.00	107.92	116.89	148.92	182.88	176.59
Peer Group	100.00	81.90	110.40	107.78	133.63	196.56

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 30,	May 2,	May 3,	April 27,	April 28,
	2016	2015	2014 (3)	2013	2012
SUMMARY OF OPERATIONS:
Net sales	$704,785	$645,825	$641,135	$662,007	$628,886
Cost of sales	463,348	426,685	423,480	444,757	415,629
Gross profit	241,437	219,140	217,655	217,250	213,257
Selling, general and administrative expenses	148,384	145,157	153,220	146,223	146,169
Interest expense	203	371	660	403	107
Other expense (income) - net	145	(1,101)	666	173	85
Income before income taxes	92,705	74,713	63,109	70,451	66,896
Provision for income taxes	31,507	25,402	19,474	23,531	22,903
Net income	$61,198	$49,311	$43,635	$46,920	$43,993

PER SHARE DATA:
Basic earnings per common share (1)	$1.31	$1.06	$.93	$1.01	$.95
Diluted earnings per common share (1)	1.31	1.05	.92	1.01	.95
Closing stock price	46.74	22.42	19.21	14.57	14.68
Dividends paid on common stock (2)	-	-	-	2.55	-

BALANCE SHEET DATA:
Cash and equivalents (2)	$105,577	$52,456	$29,932	$18,267	$35,626
Working capital (2)	148,057	101,478	78,618	67,504	69,818
Property, plant and equipment - net	61,932	60,182	59,494	57,307	56,729
Total assets (2)	305,498	247,750	222,841	208,642	222,988
Long-term debt	-	10,000	30,000	50,000	-
Deferred income tax liability	14,474	15,245	13,873	14,327	14,214
Shareholders' equity (2)	206,152	147,782	106,201	70,316	121,636
Dividends paid on common stock (2)	-	-	-	118,139	-

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)	In Fiscal 2013, the Company paid special cash dividends on Common Stock of $118.1 million ($2.55 per share).
(3)	Fiscal 2014 consisted of 53 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. proudly refreshes America with a distinctive portfolio of Sparkling Waters, Juices, Energy Drinks and Carbonated Soft Drinks. We believe that our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, makes National Beverage unique in the beverage industry. The Company’s primary market focus is the United States, but our products are also distributed in various other countries. National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

National Beverage is in an ongoing transition to meet the healthy hydration demands of the American consumer. Health and wellness awareness has increased significantly, resulting in growing demand for beverages with little or no calories and wholesome natural ingredients. Our brands emphasize distinctly-flavored beverages in attractive packaging that appeal to multiple demographic groups. The attentive, conscious and discriminating consumer is ever more alert to healthy choices and better-for-you ingredients that align to this transition and strategic focus.

Our brands consist of (i) beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced calorie options. To a lesser extent, we produce carbonated soft drinks for specific retailers (“Allied Brands”) that endorse a strategic alliance concept of joint marketing to support growth of both brands. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate™, LaCroix NiCola™ and Shasta® sparkling water products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Our Carbonated Soft Drinks portfolio includes Shasta® and Faygo®, iconic brands whose flavor development spans more than 125 years.

To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products primarily through the take-home, convenience and food-service channels.

Our strategy emphasizes the growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a change to better-for-you beverages; (ii) emphasizing flavor development and variety throughout our product lines and brands; (iii) producing and developing products of the highest quality that also appeal to the value expectations of the consumer; (iv) leveraging our efficient production and distribution systems, and our cost-effective social media and regionally focused marketing programs, to profitably deliver products at optimal consumer price-points; and (v) responding faster and more creatively to consumer trends than competitors who are burdened by production and distribution complexity as well as legacy costs.

The majority of our sales are seasonal with the highest volume typically realized during the summer and warmer months. As a result, our operating results from one fiscal quarter to the next may not be comparable. Additionally, our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions.

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended April 30, 2016 (“Fiscal 2016”) increased 9.1% to $704.8 million compared to $645.8 million for the fiscal year ended May 2, 2015 (“Fiscal 2015”). The higher sales resulted from a 9.0% increase in case volume and a slight increase in average selling price. The volume increase includes 31.4% growth of our Power+ Brands, partially offset by a decline in branded carbonated soft drinks and Allied Brands.

Net sales for Fiscal 2015 increased .7% to $645.8 million compared to $641.1 million for the fiscal year ended May 3, 2014 (“Fiscal 2014”). The higher sales resulted from a 1.1% increase in case volume partially offset by a .4% decline in average selling price. The increase in case volume reflects a 2.9% increase in branded volume, including a 15.3% case volume growth for our Power+ Brands, partially offset by a decline in Allied Brands. The decline in average selling price is related to changes in product mix.

Gross Profit

Gross profit for Fiscal 2016 increased 10.2% to $241.4 million compared to $219.1 million for Fiscal 2015. The increase in gross profit is primarily due to higher sales and a decline in cost of sales per case of .4%. The decrease in cost of sales per case was due to favorable product mix changes and lower raw material costs. As a result, gross margin improved to 34.3%.

Gross profit was 33.9% of net sales for Fiscal 2015 and Fiscal 2014. Cost of sales per unit declined .3% primarily due to product mix changes.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $148.4 million or 21.1% of net sales for Fiscal 2016 compared to $145.2 million or 22.5% of net sales for Fiscal 2015. Fiscal 2016 expenses reflect higher distribution, selling and other volume related costs, partially offset by lower marketing costs.

Selling, general and administrative expenses were $145.2 million or 22.5% of net sales for Fiscal 2015 compared to $153.2 million or 23.9% of net sales for Fiscal 2014. Fiscal 2015 expenses reflect lower selling and marketing costs.

Interest Expense and Other Expense (Income) - Net

Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit.    Due to repayments on borrowings, interest expense decreased to $203,000 in Fiscal 2016 from $371,000 in Fiscal 2015 and $660,000 in Fiscal 2014. Other expense is net of interest income of $107,000 for Fiscal 2016, $30,000 for Fiscal 2015 and $15,000 for Fiscal 2014. The change in interest income is due to changes in average invested balances. Other income for Fiscal 2015 includes a $1.3 million gain on sale of property.

Income Taxes

Our effective tax rate was 34% for Fiscal 2016, 34% for Fiscal 2015 and 30.9% for Fiscal 2014. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, the domestic manufacturing deduction and, for Fiscal 2014, adjustment of unrecognized tax benefits related to the resolution of certain open tax years. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At April 30, 2016, we maintained $100 million unsecured revolving credit facilities, no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. Expenditures for property, plant and equipment amounted to $12.1 million for Fiscal 2016. The Company expects to increase capital expenditures in Fiscal 2017 to support volume growth.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock (“Series D Preferred”), par value $1 per share for an aggregate purchase price of $20 million. On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred, representing 40% of the amount outstanding, for an aggregate price of $8 million. On August 1, 2014, The Company redeemed 120,000 shares of Series D Preferred, representing 50% of the amount outstanding, for an aggregate price of $6 million. On April 29, 2016, the Company redeemed 120,000 shares of Series D Preferred, representing the remaining shares outstanding, for an aggregate price of $6 million. See Note 5 of Notes to Consolidated Financial Statements.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of $7.0 million for Fiscal 2016, $6.5 million for Fiscal 2015 and $6.4 million for Fiscal 2014. At April 30, 2016, management fees payable to CMA were $1.8 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2016, $79.0 million was provided by operating activities, $12.0 million was used in investing activities and $13.8 million was used in financing activities. Cash provided by operating activities increased $20.9 million primarily due to increased earnings and favorable changes in working capital. Cash used in investing activities increased $2.3 million reflecting higher capital expenditures and lower proceeds from the sale of property. Cash used in financing activities was $13.8 million which included a $6 million redemption of preferred stock and $10 million in principal repayments under credit facilities.

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

Financial Position

During Fiscal 2016, our working capital increased to $148.1 million from $101.5 million at May 2, 2015. The increase in working capital resulted from higher cash, trade receivables and inventory, partially offset by higher accounts payable and accrued liabilities. Trade receivables increased $1.1 million due to higher sales activity while days sales outstanding improved to 31.0 days from 33.1 days. Inventories increased $5.0 million as a result of the Company maintaining higher finished goods levels to support increases in sales and new product introductions. Annual inventory turns decreased to 9.5 from 10.2 times. At April 30, 2016, the current ratio was 3.0 to 1 compared to 2.5 to 1 at May 2, 2015.

During Fiscal 2015, our working capital increased $22.9 million to $101.5 million primarily due to cash generated from operating activities. Trade receivables increased $1.7 million due to higher sales activity and days sales outstanding improved to 33.1 days from 34.7 days. Inventories decreased $1.0 million and annual inventory turns improved to 10.2 from 9.4 times. At May 2, 2015, the current ratio was 2.5 to 1 compared to 2.2 to 1 at May 3, 2014.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 30, 2016 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$26,033	$6,376	$10,034	$6,205	$3,418
Purchase commitments	50,553	50,553	-	-	-
Total	$76,586	$56,929	$10,034	$6,205	$3,418

As of April 30, 2016, we guaranteed the residual value of certain leased equipment in the amount of $4.4 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions were $2.9 million for Fiscal 2016, $2.7 million for Fiscal 2015 and $2.7 million for Fiscal 2014. See Note 9 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2017 and are expected to be renewed.

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

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodities

We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, the prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. At times, we manage our exposure to this risk through the use of supplier pricing agreements that enable us to establish all, or a portion of, the purchase prices for certain raw materials. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

Interest Rates

During Fiscal 2016, the Company repaid $10 million in borrowings under its credit facilities. At April 30, 2016, the Company had no borrowings outstanding. Interest rate hedging products are not used to mitigate risk from interest fluctuations. If the interest rate on our debt changed by 100 basis points (1%), our interest expense for Fiscal 2016 would have changed by approximately $50,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	May 2,
	2016	2015
Assets
Current assets:
Cash and equivalents	$105,577	$52,456
Trade receivables - net	61,046	59,951
Inventories	47,922	42,924
Deferred income taxes - net	4,454	4,348
Prepaid and other assets	4,672	8,050
Total current assets	223,671	167,729
Property, plant and equipment - net	61,932	60,182
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,135	5,079
Total assets	$305,498	$247,750

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$49,391	$44,896
Accrued liabilities	26,195	21,257
Income taxes payable	28	98
Total current liabilities	75,614	66,251
Long-term debt	-	10,000
Deferred income taxes - net	14,474	15,245
Other liabilities	9,258	8,472
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Series D - 120,000 shares issued (2015), aggregate liquidation preference of $6,000 (2015)	-	120
Common stock, $.01 par value - 75,000,000 shares authorized;
50,588,734 shares (2016) and 50,418,019 shares (2015) issued	506	504
Additional paid-in capital	34,570	37,759
Retained earnings	190,733	129,773
Accumulated other comprehensive loss	(1,807)	(2,524)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	206,152	147,782
Total liabilities and shareholders' equity	$305,498	$247,750

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2016	2015	2014

Net sales	$704,785	$645,825	$641,135

Cost of sales	463,348	426,685	423,480

Gross profit	241,437	219,140	217,655

Selling, general and administrative expenses	148,384	145,157	153,220

Interest expense	203	371	660

Other expense (income) - net	145	(1,101)	666

Income before income taxes	92,705	74,713	63,109

Provision for income taxes	31,507	25,402	19,474

Net income	61,198	49,311	43,635

Less preferred dividends and accretion	(238)	(275)	(726)

Earnings available to common shareholders	$60,960	$49,036	$42,909

Earnings per common share:
Basic	$1.31	$1.06	$.93
Diluted	$1.31	$1.05	$.92

Weighted average common shares outstanding:
Basic	46,452	46,353	46,331
Diluted	46,671	46,559	46,519

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2016	2015	2014

Net income	$61,198	$49,311	$43,635

Other comprehensive income (loss), net of tax:

Cash flow hedges	783	(2,350)	610

Other	(66)	31	149

Total	717	(2,319)	759

Comprehensive income	$61,915	$46,992	$44,394

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 30, 2016		May 2, 2015		May 3, 2014
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	120	120	240	240	400	400
Series D preferred redeemed	(120)	(120)	(120)	(120)	(160)	(160)
End of year	-	-	120	120	240	240
Common Stock
Beginning of year	50,418	504	50,368	504	50,362	504
Stock options exercised	171	2	50	-	6	-
End of year	50,589	506	50,418	504	50,368	504
Additional Paid-In Capital
Beginning of year		37,759		42,775		50,398
Series D preferred redeemed		(5,791)		(5,791)		(7,722)
Stock options exercised		846		228		47
Stock-based compensation		228		307		95
Stock-based tax benefits		1,528		240		17
Other		-		-		(60)
End of year		34,570		37,759		42,775
Retained Earnings
Beginning of year		129,773		80,737		37,828
Net income		61,198		49,311		43,635
Preferred stock dividends & accretion		(238)		(275)		(726)
End of year		190,733		129,773		80,737
Accumulated Other Comprehensive Loss
Beginning of year		(2,524)		(205)		(964)
Cash flow hedges		783		(2,350)		610
Other		(66)		31		149
End of year		(1,807)		(2,524)		(205)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$206,152		$147,782		$106,201

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2016	2015	2014
Operating Activities:
Net income	$61,198	$49,311	$43,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,056	11,580	11,708
Deferred income tax (benefit) provision	(1,299)	1,076	79
Loss (gain) on disposal of property, net	129	(1,188)	51
Stock-based compensation	228	307	95
Changes in assets and liabilities:
Trade receivables	(1,095)	(1,746)	5,864
Inventories	(4,998)	990	(4,680)
Prepaid and other assets	(485)	(605)	(2,548)
Accounts payable	4,495	(710)	1,345
Accrued and other liabilities	8,726	(995)	(3,167)
Net cash provided by operating activities	78,955	58,020	52,382

Investing Activities:
Additions to property, plant and equipment	(12,140)	(11,630)	(12,124)
Proceeds from sale of property, plant and equipment	116	1,905	62
Net cash used in investing activities	(12,024)	(9,725)	(12,062)

Financing Activities:
Dividends paid on preferred stock	(186)	(239)	(659)
Repayments under credit facilities, net	(10,000)	(20,000)	(20,000)
Redemption of preferred stock	(6,000)	(6,000)	(8,000)
Proceeds from stock options exercised	848	228	47
Stock-based tax benefits	1,528	240	17
Other	-	-	(60)
Net cash used in financing activities	(13,810)	(25,771)	(28,655)

Net Increase in Cash and Equivalents	53,121	22,524	11,665

Cash and Equivalents - Beginning of Year	52,456	29,932	18,267

Cash and Equivalents - End of Year	$105,577	$52,456	$29,932

Other Cash Flow Information:
Interest paid	$116	$380	$723
Income taxes paid	$29,473	$24,745	$23,079

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

National Beverage Corp. develops, produces, markets and sells a diverse portfolio of flavored beverage products primarily in North America. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1. significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2016 and Fiscal 2015 consisted of 52 weeks while Fiscal 2014 consisted of 53 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 219,000 shares in Fiscal 2016, 206,000 shares in Fiscal 2015 and 188,000 shares in Fiscal 2014.

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

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 30, 2016 and May 2, 2015, other liabilities included accruals of $5.8 million and $5.9 million, respectively, for estimated non-current risk retention exposures, of which $4.8 million and $4.7 million were covered by insurance.

Intangible Assets

Intangible assets as of April 30, 2016 and May 2, 2015 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 2016 were comprised of finished goods of $29.1 million and raw materials of $18.8 million. Inventories at May 2, 2015 were comprised of finished goods of $24.9 million and raw materials of $18.0 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $38.8 million in Fiscal 2016, $42.4 million in Fiscal 2015 and $50.2 million in Fiscal 2014.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-9”). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning April 30, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for our fiscal year beginning April 28, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $44.6 million in Fiscal 2016 and $44.4 million in Fiscal 2015 and Fiscal 2014. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance at beginning of year	$330	$399	$454
Net charge to expense	232	117	95
Net charge-off	(78)	(186)	(150)
Balance at end of year	$484	$330	$399

As of April 30, 2016 and May 2, 2015, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2016 and May 2, 2015 consisted of the following:

	(In thousands)
	2016	2015
Land	$9,500	$9,500
Buildings and improvements	50,856	50,405
Machinery and equipment	162,195	156,702
Total	222,551	216,607
Less accumulated depreciation	(160,619)	(156,425)
Property, plant and equipment – net	$61,932	$60,182

Depreciation expense was $10.1 million for Fiscal 2016, $10.2 million for Fiscal 2015 and $9.8 million for Fiscal 2014.

3. ACCRUED LIABILITIES

Accrued liabilities as of April 30, 2016 and May 2, 2015 consisted of the following:

	(In thousands)
	2016	2015
Accrued compensation	$9,217	$7,473
Accrued promotions	5,888	3,801
Accrued insurance	2,786	1,651
Other	8,304	8,332
Total	$26,195	$21,257

4. DEBT

At April 30, 2016, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and, currently, any borrowings would bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at April 30, 2016 and $10 million was outstanding at May 2, 2015. At April 30, 2016, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $97.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 30, 2016, we were in compliance with all loan covenants.

5. CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred had a liquidation preference of $50 per share and accrued dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3-Month LIBOR. Dividends were cumulative and payable quarterly. There were no accrued dividends at April 30, 2016 and $37,000 was accrued at May 2, 2015. The Series D Preferred was nonvoting and redeemable at the option of the Company beginning May 1, 2014 at $50 per share. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, such shares have no liquidation value.

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

On April 29, 2016, the Company redeemed the final remaining 120,000 shares of Series D Preferred for an aggregate price of $6 million plus accrued dividends. In connection therewith, the Company accreted and charged to retained earnings $89,000 of original issuance costs, which was deducted from income available to common shareholders for earnings per share calculation.

In April 2012, the Board of Directors authorized an increase in the Company’s Stock Buyback Program from 800,000 to 1.6 million shares of common stock. As of April 30, 2016, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. There were no shares purchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over $2.5 billion (or 6,000%) since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $7.0 million for Fiscal 2016, $6.5 million for Fiscal 2015 and $6.4 million for Fiscal 2014. Included in accounts payable were amounts due CMA of $1.8 million at April 30, 2016 and $1.6 million at May 2, 2015.

6. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Recognized in AOCI-
Loss before income taxes	$(5,743)	$(3,488)	$(1,059)
Less income tax benefit	(2,131)	(1,294)	(393)
Net	(3,612)	(2,194)	(666)
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(6,987)	248	(2,028)
Less income tax (benefit) provision	(2,592)	92	(752)
Net	(4,395)	156	(1,276)
Net change to AOCI	$783	$(2,350)	$610

As of April 30, 2016, the notional amount of our outstanding aluminum swap contracts was $14.4 million and, assuming no change in the commodity prices, $2.5 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of April 30, 2016, the fair value of the derivative liability was $2.5 million, which was included in accrued liabilities. As of May 2, 2015, the fair value of the derivative liability and derivative long-term liability was $3.0 million and $751,000, which was included in accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7. INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Current	$32,806	$24,326	$19,395
Deferred	(1,299)	1,076	79
Total	$31,507	$25,402	$19,474

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 30, 2016 and May 2, 2015 consisted of the following:

	(In thousands)
	2016	2015
Deferred tax assets:
Accrued expenses and other	$5,655	$5,281
Inventory and amortizable assets	538	417
Total deferred tax assets	6,193	5,698
Deferred tax liabilities:
Property	14,049	14,364
Intangibles and other	2,164	2,231
Total deferred tax liabilities	16,213	16,595
Net deferred tax liabilities	$10,020	$10,897
Current deferred tax assets – net	$4,454	$4,348
Noncurrent deferred tax liabilities – net	$14,474	$15,245

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.3	2.3
Domestic manufacturing deduction benefit	(3.0)	(3.0)	(3.0)
Adjustment of unrecognized tax benefit	(.1)	(.2)	(3.3)
Other differences	(.1)	(.1)	(.1)
Effective income tax rate	34.0%	34.0%	30.9%

During April 2014, the Company reached an agreement with the Internal Revenue Service with respect to its review of the Company’s federal income tax returns for the three years ended April 2013. No material adjustments were proposed and, accordingly, the Company adjusted the related unrecognized tax benefits during the fourth quarter of Fiscal 2014.

As of April 30, 2016, the gross amount of unrecognized tax benefits was $1.7 million and $59,000 was recognized as a tax benefit in Fiscal 2016. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.2 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Beginning balance	$1,801	$2,123	$4,349
Increases due to current period tax positions	145	122	268
Decreases due to lapse of statute of limitations and audit resolutions	(268)	(444)	(2,494	)*
Ending balance	$1,678	$1,801	$2,123

_______________________________

* Includes $1,907 related to the Internal Revenue Service review of the Company’s federal income tax returns for the three years ended April 2013 noted above.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2016, unrecognized tax benefits included accrued interest of $227,000, of which approximately $42,000 was recognized as a tax benefit in Fiscal 2016.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options granted were 3,500 shares in Fiscal 2016, 276,800 shares in Fiscal 2015 and 5,245 shares in Fiscal 2014. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8.0 years for Fiscal 2016, 7.4 years for Fiscal 2015 and 8 years for Fiscal 2014; weighted average expected volatility of 29.0% for Fiscal 2016, 32.8% for Fiscal 2015 and 35.8% for Fiscal 2014; weighted average risk free interest rates of 2.1% for Fiscal 2016, 2.2% for Fiscal 2015 and 1.9% for Fiscal 2014; and expected dividend yield of 3.3% for Fiscal 2016, 4.6% for Fiscal 2015 and 4.6% for Fiscal 2014.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience and ranged from 0% to 16% for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

The following is a summary of stock option activity for Fiscal 2016:

	Number of Shares	Price (a)
Options outstanding, beginning of year	613,135	$11.23
Granted	3,500	9.53
Exercised	(170,715)	4.97
Cancelled	(27,025)	15.62
Options outstanding, end of year	418,895	12.44
Options exercisable, end of year	170,056	9.64

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $228,000 for Fiscal 2016, $307,000 for Fiscal 2015 and $95,000 for Fiscal 2014. The total fair value of shares vested was $652,000 for Fiscal 2016, $371,000 for Fiscal 2015 and $90,000 for Fiscal 2014. The total intrinsic value for stock options exercised was $5,161,000 for Fiscal 2016, $917,000 for Fiscal 2015 and $76,000 for Fiscal 2014. Net cash proceeds from the exercise of stock options were $848,000 for Fiscal 2016, $228,000 for Fiscal 2015 and $47,000 for Fiscal 2014. Stock based income tax benefits aggregated $1,528,000 for Fiscal 2016, $240,000 for Fiscal 2015 and $17,000 for Fiscal 2014. The weighted average fair value for stock options granted was $20.09 for Fiscal 2016, $8.30 for Fiscal 2015 and $12.50 for Fiscal 2014.

As of April 30, 2016, unrecognized compensation expense related to the unvested portion of our stock options was $642,000, which is expected to be recognized over a weighted average period of 4.8 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 30, 2016 was 6.2 years and $14.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 30, 2016 was 5.0 years and $6.3 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of April 30, 2016, no shares have been issued under the plan.

9. PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Total contributions (including contributions to multi-employer plans reflected below) were $2.9 million for Fiscal 2016, $2.7 million for Fiscal 2015 and $2.7 million for Fiscal 2014.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2016 and Fiscal 2015 is for the plans’ years ending December 31, 2014 and 2013, respectively.

PPA Zone Status
Pension Fund	Fiscal 2016	Fiscal 2015	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	No
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2014 and December 31, 2013, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2016 and May 14, 2016, respectively. The Company is presently negotiating the renewal of the WCT Fund collective bargaining agreement.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2016	2015	2014
CSSS Fund	$1,172	$1,103	$1,079
WCT Fund	485	637	476
Other multi-employer pension funds	448	306	295
Total	$2,105	$2,046	$1,850

The trustees of one of the multi-employer pension plans that is not considered individually significant have notified a subsidiary of the Company that a mass withdrawal has occurred and have provided the subsidiary with a notice of withdrawal liability. The Company disputes various aspects of the withdrawal liability calculations and is challenging them under applicable Federal laws. The Company anticipates that the amount of its liability will not have a material effect on its financial position or results of operations.

10.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2026. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled $9.2 million for Fiscal 2016, $8.2 million for Fiscal 2015 and $7.9 million for Fiscal 2014.

Our minimum lease payments under non-cancelable operating leases as of April 30, 2016 were as follows:

(In thousands)
Fiscal 2017	$6,376
Fiscal 2018	5,350
Fiscal 2019	4,684
Fiscal 2020	3,968
Fiscal 2021	2,237
Thereafter	3,418
Total minimum lease payments	$26,033

As of April 30, 2016, we guaranteed the residual value of certain leased equipment in the amount of $4.4 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 30, 2016, we had purchase commitments for raw materials of $45.5 million for Fiscal 2017.

As of April 30, 2016, we had purchase commitments for plant and equipment of $5.0 million for Fiscal 2017.

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Net sales	$185,386	$178,678	$161,687	$179,034
Gross profit	62,899	60,621	52,552	65,365
Net income	17,113	15,312	11,236	17,537
Earnings per common share – basic	$.37	$.33	$.24	$.37
Earnings per common share – diluted	$.37	$.33	$.24	$.37

Fiscal 2015
Net sales	$174,637	$163,575	$143,021	$164,592
Gross profit	59,842	57,732	46,090	55,476
Net income	15,363	12,958	8,808	12,182
Earnings per common share – basic	$.33	$.28	$.19	$.26
Earnings per common share – diluted	$.33	$.28	$.19	$.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of April 30, 2016 and May 2, 2015 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2016. We also have audited National Beverage Corp.’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 30, 2016 and May 2, 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

/s/ RSM US LLP

West Palm Beach, Florida

July 14, 2016

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2016.

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

RSM US LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 30, 2016:

Name	Age	Position with Company

Nick A. Caporella(1)	80	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	56	President

George R. Bracken(3)	71	Executive Vice President – Finance

Gregory P. Cook(4)	58	Vice President – Controller and Chief Accounting Officer

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

(4)

Mr. Gregory P. Cook has served as Vice President – Controller and Chief Accounting Officer since July 15, 2014. Previously, he served as Vice-President – Controller since September 2012 and, prior to that date, as Controller since August 2007.

All officers serve until their successors are chosen and may be removed at any time by the Board of Directors. Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	22
		Consolidated Statements of Income	23
		Consolidated Statements of Comprehensive Income	24
		Consolidated Statements of Shareholders’ Equity	25
		Consolidated Statements of Cash Flows	26
		Notes to Consolidated Financial Statements	27
		Report of Independent Registered Public Accounting Firm	40
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8)*

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(9)

10.13	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein(10)

10.14	First Amendment to Seconded Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.15	Subscription Agreement, dated January 25, 2013, between the Company and 8100 Partners, LLC(2)

10.16	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein(12)

Exhibit No.	Description

10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(12)

21	Subsidiaries of Registrant(13)

23	Consent of Independent Registered Public Accounting Firm(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

 ________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 30, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 27, 2012 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 1, 2015 and is incorporated herein by reference.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer

Date: July 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 2016.

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