Form 10-Q
period 2016-07-30
NATIONAL BEVERAGE CORP
filed 2016-09-08
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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

The number of shares of registrant’s common stock outstanding as of September 1, 2016 was 46,558,750.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	July 30, 2016	April 30, 2016
Assets
Current assets:
Cash and equivalents	$132,576	$105,577
Trade receivables - net	75,834	61,046
Inventories	51,819	47,922
Deferred income taxes - net	4,244	4,454
Prepaid and other assets	3,228	4,672
Total current assets	267,701	223,671
Property, plant and equipment - net	62,726	61,932
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,097	5,135
Total assets	$350,284	$305,498

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$47,526	$49,391
Accrued liabilities	30,610	26,195
Income taxes payable	12,853	28
Total current liabilities	90,989	75,614
Deferred income taxes - net	14,445	14,474
Other liabilities	9,182	9,258
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,590,634 shares issued (50,588,734 shares at April 30)	506	506
Additional paid-in capital	34,676	34,570
Retained earnings	219,728	190,733
Accumulated other comprehensive loss	(1,392)	(1,807)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	235,668	206,152
Total liabilities and shareholders' equity	$350,284	$305,498

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 30, 2016	August 1, 2015

Net sales	$217,108	$185,386

Cost of sales	131,614	122,487

Gross profit	85,494	62,899

Selling, general and administrative expenses	41,488	36,806

Interest expense	38	51

Other income (expense) - net	97	(35)

Income before income taxes	44,065	26,007

Provision for income taxes	15,070	8,894

Net income	28,995	17,113

Less preferred dividends	-	(38)

Earnings available to common shareholders	$28,995	$17,075

Earnings per common share:
Basic	$.62	$.37
Diluted	$.62	$.37

Weighted average common shares outstanding:
Basic	46,556	46,397
Diluted	46,767	46,591

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	July 30,	August 1,
	2016	2015

Net income	$28,995	$17,113

Other comprehensive income (loss), net of tax:
Cash flow hedges	415	(2,251)

Comprehensive income	$29,410	$14,862

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended
	July 30, 2016	August 1, 2015
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning and end of period	-	120

Common Stock
Beginning and end of period	506	504

Additional Paid-In Capital
Beginning of period	34,570	37,759
Stock options exercised	29	219
Stock-based compensation	49	63
Stock-based tax benefits	28	53
End of period	34,676	38,094

Retained Earnings
Beginning of period	190,733	129,773
Net income	28,995	17,113
Preferred stock dividends	-	(38)
End of period	219,728	146,848

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(1,807)	(2,524)
Cash flow hedges, net of tax	415	(2,251)
End of period	(1,392)	(4,775)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$235,668	$162,941

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	July 30,	August 1,
	2016	2015
Operating Activities:
Net income	$28,995	$17,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,102	3,020
Deferred income tax benefit	(64)	(7)
Gain on sale of property, net	(6)	-
Stock-based compensation	49	63
Changes in assets and liabilities:
Trade receivables	(14,788)	(6,091)
Inventories	(3,897)	(3,647)
Prepaid and other assets	(192)	(254)
Accounts payable	(1,865)	(1,904)
Accrued and other liabilities	19,088	12,305
Net cash provided by operating activities	30,422	20,598

Investing Activities:
Additions to property, plant and equipment	(3,495)	(1,998)
Proceeds from sale of property, plant and equipment	15	-
Net cash used in investing activities	(3,480)	(1,998)

Financing Activities:
Dividends paid on preferred stock	-	(37)
Repayments under credit facilities	-	(5,000)
Proceeds from stock options exercised	29	219
Stock-based tax benefits	28	53
Net cash provided by (used in) financing activities	57	(4,765)

Net Increase in Cash and Equivalents	26,999	13,835

Cash and Equivalents - Beginning of Period	105,577	52,456

Cash and Equivalents - End of Period	$132,576	$66,291

Other Cash Flow Information:
Interest paid	$127	$51
Income taxes paid	$1,066	$110

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

National Beverage Corp. develops, produces, markets and sells a distinctive portfolio of Sparkling Waters, Juices, Energy Drinks and Carbonated Soft Drinks primarily in North America. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of National Beverage Corp. and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 30, 2016 are comprised of finished goods of $31.4 million and raw materials of $20.4 million. Inventories at April 30, 2016 are comprised of finished goods of $29.1 million and raw materials of $18.8 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	July 30, 2016	April 30, 2016
Land	$9,500	$9,500
Buildings and improvements	50,881	50,856
Machinery and equipment	165,414	162,195
Total	225,795	222,551
Less accumulated depreciation	(163,069)	(160,619)
Property, plant and equipment – net	$62,726	$61,932

Depreciation expense was $2.7 million for the three months ended July 30, 2016 and $2.6 million for the three months ended August 1, 2015.

3. DEBT

At July 30, 2016, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and, currently, any borrowings would bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at July 30, 2016 or at April 30, 2016. At July 30, 2016, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $97.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 30, 2016, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 30, 2016, options to purchase 1,900 shares were exercised (weighted average exercise price of $15.29 per share). At July 30, 2016, options to purchase 416,995 shares (weighted average exercise price of $12.41 per share) were outstanding and stock-based awards to purchase 2,802,614 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three months ended July 30, 2016 and August 1, 2015:

	(In thousands)
	2016	2015
Recognized in AOCI:
Loss before income taxes	$(450)	$(4,970)
Less income tax benefit	(167)	(1,844)
Net	(283)	(3,126)
Reclassified from AOCI to cost of sales:
Loss before income taxes	(1,110)	(1,391)
Less income tax benefit	(412)	(516)
Net	(698)	(875)
Net change to AOCI	$415	$(2,251)

As of July 30, 2016, the notional amount of our outstanding aluminum swap contracts was $9.3 million and, assuming no change in the commodity prices, $1.8 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of July 30, 2016 and April 30, 2016, the fair value of the derivative liability was $1.8 million and $2.5 million, respectively, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning April 30, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet. ASU 2015-17 is effective for our fiscal year beginning April 30, 2017. If implemented, our current deferred tax asset would be reclassified to noncurrent in the consolidated balance sheet. ASU 2015-17 has not yet been adopted.

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

7. COMMITMENTS AND CONTINGENCIES

As of July 30, 2016, we guaranteed the residual value of certain leased equipment in the amount of $4.1 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company will be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

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

Our brands consist of (i) beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced calorie options. Power+ Brands include LaCroix®, LaCroix Cúrate™, LaCroix NiCola™ and Shasta® sparkling water products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Our Carbonated Soft Drinks portfolio includes Shasta® and Faygo®, iconic brands whose flavor development spans more than 125 years.

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

RESULTS OF OPERATIONS

Three Months Ended July 30, 2016 (first quarter of fiscal 2017) compared to Three Months Ended August 1, 2015 (first quarter of fiscal 2016)

Net sales for the first quarter of fiscal 2017 increased 17.1% to $217.1 million compared to $185.4 million for the first quarter of fiscal 2016. The higher sales resulted from a 19.5% increase in case volume which includes 45.6% growth in Power+ Brands, due primarily to increased velocity and distribution of Sparkling Waters. Revenue per unit case sold decreased slightly due to changes in product mix.

Gross profit for the first quarter of fiscal 2017 increased 35.9% to $85.5 million compared to $62.9 million for the first quarter of fiscal 2016. The increase in gross profit is primarily due to higher sales and a decline in cost of sales per case of 10.1%. The decrease in cost of sales per case was due to product mix changes and lower raw material costs. As a result, gross margin improved to 39.4% compared to 33.9% for the first quarter of fiscal 2016.

Selling, general and administrative expenses were $41.5 million or 19.1% of net sales for the first quarter of fiscal 2017 compared to $36.8 million or 19.9% of net sales for the first quarter of fiscal 2016. The increase in expenses reflects higher marketing, distribution and selling costs.

Interest expense decreased to $38,000 for the first quarter of fiscal 2017, primarily due to repayments on borrowings under credit facilities. Other income is net of interest income of $103,000 for the first quarter of fiscal 2017 and $9,000 for the first quarter of fiscal 2016. The change in interest income is due to changes in average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first quarter of fiscal 2017 and first quarter of fiscal 2016. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the domestic manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At July 30, 2016, we maintained $100 million unsecured revolving credit facilities, no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $27.0 million for the first quarter of fiscal 2017, which compares to an increase of $13.8 million for the first quarter of fiscal 2016.

Net cash provided by operating activities for the first quarter of fiscal 2017 amounted to $30.4 million compared to $20.6 million for the first quarter of fiscal 2016. For the first quarter of fiscal 2017, cash flow was principally provided by net income of $29.0 million, an increase in accrued and other liabilities of $19.1 and depreciation and amortization aggregating $3.1 million, offset in part by seasonal and sales volume related increases in trade receivables and inventory.

Net cash used in investing activities for the first quarter of fiscal 2017 reflects capital expenditures of $3.5 million, compared to capital expenditures of $2.0 million for the first quarter of fiscal 2016.

Net cash provided by financing activities for the first quarter of fiscal 2017 amounted to $57,000. In the first quarter of fiscal 2016, the Company repaid $5 million in principal repayments under credit facilities.

Financial Position

During the first quarter of fiscal 2017, working capital increased to $176.7 million from $148.1 million at April 30, 2016. The increase in working capital resulted from higher cash, trade receivables and inventories, partially offset by higher income taxes payable. Trade receivables increased $14.8 million due to higher sales activity while days sales outstanding increased slightly to 31.8 days from 31.0 days. Inventories increased $3.9 million as a result of the Company maintaining higher inventory levels to support increases in sales and new product introductions. Inventory turns improved to 10.2 from 9.5 times. At July 30, 2016, the current ratio was 2.9 to 1 compared to 3.0 to 1 at April 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2016

National Beverage Corp. (Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer