Form 10-Q
period 2016-10-29
NATIONAL BEVERAGE CORP
filed 2016-11-30
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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

The number of shares of registrant’s common stock outstanding as of November 25, 2016 was 46,562,250.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	October 29,	April 30,
	2016	2016
Assets
Current assets:
Cash and equivalents	$150,488	$105,577
Trade receivables - net	63,306	61,046
Inventories	50,092	47,922
Deferred income taxes - net	3,793	4,454
Prepaid and other assets	3,437	4,672
Total current assets	271,116	223,671
Property, plant and equipment - net	65,027	61,932
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,088	5,135
Total assets	$355,991	$305,498

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$43,486	$49,391
Accrued liabilities	26,577	26,195
Income taxes payable	986	28
Total current liabilities	71,049	75,614
Deferred income taxes - net	14,427	14,474
Other liabilities	9,235	9,258
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,595,034 shares issued (50,588,734 shares at April 30)	506	506
Additional paid-in capital	34,844	34,570
Retained earnings	244,332	190,733
Accumulated other comprehensive loss	(552)	(1,807)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	261,280	206,152
Total liabilities and shareholders' equity	$355,991	$305,498

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net sales	$203,180	$178,678	$420,288	$364,064

Cost of sales	124,463	118,057	256,077	240,544

Gross profit	78,717	60,621	164,211	123,520

Selling, general and administrative expenses	41,397	37,249	82,885	74,055

Interest expense	50	62	88	113

Other income (expense) - net	122	(39)	219	(74)

Income before income taxes	37,392	23,271	81,457	49,278

Provision for income taxes	12,788	7,959	27,858	16,853

Net income	24,604	15,312	53,599	32,425

Less preferred dividends	-	(37)	-	(75)

Earnings available to common shareholders	$24,604	$15,275	$53,599	$32,350

Earnings per common share:
Basic	$.53	$.33	$1.15	$.70
Diluted	$.53	$.33	$1.15	$.69

Weighted average common shares outstanding:
Basic	46,560	46,416	46,558	46,407
Diluted	46,761	46,647	46,764	46,619

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net income	$24,604	$15,312	$53,599	$32,425

Other comprehensive income (loss), net of tax:
Cash flow hedges	840	222	1,255	(2,029)

Comprehensive income	$25,444	$15,534	$54,854	$30,396

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended
	October 29,	October 31,
	2016	2015
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning and end of period	-	120

Common Stock
Beginning of period	506	504
Stock options exercised	-	1
End of period	506	505

Additional Paid-In Capital
Beginning of period	34,570	37,759
Stock options exercised	100	441
Stock-based compensation	98	128
Stock-based tax benefits	76	211
End of period	34,844	38,539

Retained Earnings
Beginning of period	190,733	129,773
Net income	53,599	32,425
Preferred stock dividends	-	(75)
End of period	244,332	162,123

Accumulated Other Comprehensive Loss
Beginning of period	(1,807)	(2,524)
Cash flow hedges, net of tax	1,255	(2,029)
End of period	(552)	(4,553)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$261,280	$178,884

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 29,	October 31,
	2016	2015
Operating Activities:
Net income	$53,599	$32,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,357	6,055
Deferred income tax benefit	(127)	(15)
Gain on sale of property, net	(6)	(5)
Stock-based compensation	98	128
Changes in assets and liabilities:
Trade receivables	(2,260)	2,671
Inventories	(2,170)	(5,752)
Prepaid and other assets	(854)	583
Accounts payable	(5,905)	(2,438)
Accrued and other liabilities	4,456	3,509
Net cash provided by operating activities	53,188	37,161

Investing Activities:
Additions to property, plant and equipment	(8,468)	(4,413)
Proceeds from sale of property, plant and equipment	15	5
Net cash used in investing activities	(8,453)	(4,408)

Financing Activities:
Dividends paid on preferred stock	-	(74)
Repayments under credit facilities	-	(10,000)
Proceeds from stock options exercised	100	442
Stock-based tax benefits	76	211
Net cash provided by (used in) financing activities	176	(9,421)

Net Increase in Cash and Equivalents	44,911	23,332

Cash and Equivalents - Beginning of Period	105,577	52,456

Cash and Equivalents - End of Period	$150,488	$75,788

Other Cash Flow Information:
Interest paid	$152	$90
Income taxes paid	$25,770	$15,154

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 29, 2016 are comprised of finished goods of $29.3 million and raw materials of $20.8 million. Inventories at April 30, 2016 are comprised of finished goods of $29.1 million and raw materials of $18.8 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	October 29, 2016	April 30, 2016
Land	$9,500	$9,500
Buildings and improvements	50,943	50,856
Machinery and equipment	170,325	162,195
Total	230,768	222,551
Less accumulated depreciation	(165,741)	(160,619)
Property, plant and equipment – net	$65,027	$61,932

Depreciation expense was $2.7 million and $5.4 million for the three and six months ended October 29, 2016, respectively, and $2.6 million and $5.3 million for the three and six months ended October 31, 2015, respectively.

3. DEBT

At October 29, 2016, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and, currently, any borrowings would bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 29, 2016 or at April 30, 2016. At October 29, 2016, $2.2 million of the Credit Facilities were reserved for standby letters of credit and $97.8 million were available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 29, 2016, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 29, 2016, options to purchase 6,300 shares were exercised (weighted average exercise price of $15.91 per share) and options to purchase 4,000 shares were cancelled (weighted average exercise price of $14.47). At October 29, 2016, options to purchase 408,595 shares (weighted average exercise price of $12.35 per share) were outstanding and stock-based awards to purchase 2,806,614 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and six months ended October 29, 2016 and October 31, 2015:

	(In thousands)
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Recognized in AOCI:
Gain (loss) before income taxes	$253	$(2,094)	$(197)	$(7,064)
Less income tax provision (benefit)	94	(777)	(73)	(2,621)
Net	$159	$(1,317)	$(124)	$(4,443)
Reclassified from AOCI to cost of sales:
Loss before income taxes	$(1,083)	$(2,446)	$(2,193)	$(3,837)
Less income tax benefit	(402)	(907)	(814)	(1,423)
Net	$(681)	$(1,539)	$(1,379)	$(2,414)
Net change to AOCI	$840	$222	$1,255	$(2,029)

As of October 29, 2016, the notional amount of our outstanding aluminum swap contracts was $6.5 million and, assuming no change in the commodity prices, $517,000 of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of October 29, 2016, the fair value of the derivative asset, derivative long-term asset and derivative liability was $159,000, $27,000 and $676,000, which was included in prepaid and other assets, other assets and accrued liabilities, respectively. At April 30, 2016, the fair value of the derivative liability was $2.5 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning April 30, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements, however adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 29, 2018.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements, however adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

7. COMMITMENTS AND CONTINGENCIES

As of October 29, 2016, we guaranteed the residual value of certain leased equipment in the amount of $3.6 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company will be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

8. SUBSEQUENT EVENT

On November 18, 2016, the Company declared a special cash dividend of $1.50 per share payable to shareholders of record on November 28, 2016. The cash dividend, expected to approximate $70 million, will be paid on or before January 27, 2017. The Company also announced its Board has approved in concept an additional cash dividend, in an amount to be determined, to holders of record prior to the end of the current fiscal year and the Company plans to develop a program to make a distribution to shareholders based on the length of time they have owned their shares.

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

RESULTS OF OPERATIONS

Three Months Ended October 29, 2016 (second quarter of fiscal 2017) compared to Three Months Ended October 31, 2015 (second quarter of fiscal 2016)

Net sales for the second quarter of fiscal 2017 increased 13.7% to $203.2 million compared to $178.7 million for the second quarter of fiscal 2016. The higher sales resulted from a 13.4% increase in case volume, which includes 39.8% growth of our Power+ Brands due primarily to increased velocity and distribution of sparkling waters. The increase was partially offset by a decline in Carbonated Soft Drinks. The average selling price per case increased 2.2% due primarily to changes in product mix.

Gross profit for the second quarter of fiscal 2017 increased 29.9% to $78.7 million compared to $60.6 million for the second quarter of fiscal 2016. The increase in gross profit is primarily due to higher sales and a decline in average cost per case of 4.5%. The decrease in cost of sales per case was due to product mix changes and lower raw material costs. As a result, gross margin improved to 38.7% compared to 33.9% for the second quarter of fiscal 2016.

Selling, general and administrative expenses were $41.4 million or 20.4% of net sales for the second quarter of fiscal 2017 compared to $37.2 million or 20.8% of net sales for the second quarter of fiscal 2016. The $4.1 million increase in expenses was primarily due to higher distribution, selling, marketing and administrative costs, much of which is related to volume growth.

Interest expense decreased to $50,000 for the second quarter of fiscal 2017 due to repayments on borrowings under credit facilities during the prior fiscal year. Other income includes interest income of $143,000 for the second quarter of fiscal 2017 and $16,000 for the second quarter of fiscal 2016.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the second quarter of fiscal 2017 and second quarter of fiscal 2016. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the domestic manufacturing deduction.

Six Months Ended October 29, 2016 (first six months of fiscal 2017) compared to Six Months Ended October 31, 2015 (first six months of fiscal 2016)

Net sales for the first six months of fiscal 2017 increased 15.4% to $420.3 million compared to $364.1 million for the six months of fiscal 2016. The higher sales resulted from a 16.5% increase in case volume, which includes 42.9% growth of our Power+ Brands due primarily to increased velocity and distribution of sparkling waters. The increase was partially offset by a decline in Carbonated Soft Drinks. The average selling price per case increased 2.1% due primarily to changes in product mix.

Gross profit for the first six months of fiscal 2017 increased 32.9% to $164.2 million compared to $123.5 million for the first six months of fiscal 2016. The increase in gross profit is primarily due to higher sales and a decline in average cost per case of 4.8%. The decrease in cost of sales per case was due to product mix changes and lower raw material costs. As a result, gross margin improved to 39.1% compared to 33.9% for the first six months of fiscal 2016.

Selling, general & administrative expenses were $82.9 million or 19.7% of net sales for the first six months of fiscal 2017 compared to $74.1 million or 20.3% of net sales for the first six months of fiscal 2016. The $8.8 million increase in expenses was primarily due to higher distribution, selling, marketing and administrative costs, much of which is related to volume growth.

Interest expense decreased to $88,000 for the first six months of fiscal 2017 due to repayments on borrowings under credit facilities during the prior fiscal year. Other income includes interest income of $246,000 for the first six months of fiscal 2017 and $25,000 for the first six months of fiscal 2016.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first six months of fiscal 2017 and the first six months of fiscal 2016. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the domestic manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At October 29, 2016, we maintained $100 million unsecured revolving credit facilities, no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 18, 2016, the Company declared a special cash dividend of $1.50 per share payable to shareholders of record on November 28, 2016. The cash dividend, expected to approximate $70 million, will be paid from available cash on or before January 27, 2017. The Company also announced the Board has approved in concept an additional cash dividend, in an amount to be determined, to holders of record prior to the end of the current fiscal year.

Cash Flows

The Company’s cash position for the first six months of fiscal 2017 increased $44.9 million from April 30, 2016, which compares to an increase of $23.3 million for the first six months of fiscal 2016.

Net cash provided by operating activities for the first six months of fiscal 2017 amounted to $53.2 million compared to $37.2 million for the first six months of fiscal 2016. For the first six months of fiscal 2017, cash flow was principally provided by net income of $53.6 million and depreciation and amortization aggregating $6.4 million, offset in part by a decrease in accounts payable.

Net cash used in investing activities for the first six months of fiscal 2017 reflects capital expenditures of $8.5 million, compared to capital expenditures of $4.4 million for the first six months of fiscal 2016. The capital expenditure increase is primarily to support volume growth.

In the first six months of fiscal 2016, the Company repaid $10 million in principal repayments under credit facilities.

Financial Position

During the first six months of fiscal 2017, working capital increased to $200.1 million from $148.1 million at April 30, 2016. The increase in working capital resulted primarily from higher cash, trade receivables and inventories and a decline in accounts payable balances. Trade receivables increased $2.3 million due to higher sales activity while days sales outstanding improved to 28.4 days from 31.0 days at April 30, 2016. Inventories increased $2.2 million as a result of the Company maintaining higher inventory levels to support increases in sales and new product introductions. Inventory turns improved to 9.9 from 9.5 times. The current ratio was 3.8 to 1 at October 29, 2016 and 3.0 to 1 at April 30, 2016.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2016

National Beverage Corp. (Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer