Form 10-Q
period 2017-01-28
NATIONAL BEVERAGE CORP
filed 2017-03-09
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2017

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

The number of shares of registrant’s common stock outstanding as of February 24, 2017 was 46,568,550.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	January 28, 2017	April 30, 2016
Assets
Current assets:
Cash and equivalents	$105,666	$105,577
Trade receivables - net	68,710	61,046
Inventories	48,440	47,922
Deferred income taxes - net	3,511	4,454
Prepaid and other assets	5,052	4,672
Total current assets	231,379	223,671
Property, plant and equipment - net	65,654	61,932
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,001	5,135
Total assets	$316,794	$305,498

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$49,673	$49,391
Accrued liabilities	28,749	26,195
Income taxes payable	11	28
Total current liabilities	78,433	75,614
Deferred income taxes - net	14,390	14,474
Other liabilities	7,525	9,258
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,601,334 shares issued (50,588,734 shares at April 30)	506	506
Additional paid-in capital	35,055	34,570
Retained earnings	198,767	190,733
Accumulated other comprehensive loss	(32)	(1,807)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	216,446	206,152
Total liabilities and shareholders' equity	$316,794	$305,498

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net sales	$194,564	$161,687	$614,852	$525,751

Cost of sales	118,644	109,135	374,721	349,679

Gross profit	75,920	52,552	240,131	176,072

Selling, general and administrative expenses	39,158	35,434	122,043	109,489

Interest expense	51	40	139	153

Other income (expense) - net	197	(2)	416	(76)

Income before income taxes	36,908	17,076	118,365	66,354

Provision for income taxes	12,623	5,840	40,481	22,693

Net income	24,285	11,236	77,884	43,661

Less preferred dividends	-	(37)	-	(112)

Earnings available to common shareholders	$24,285	$11,199	$77,884	$43,549

Earnings per common share:
Basic	$.52	$.24	$1.67	$.94
Diluted	$.52	$.24	$1.67	$.93

Weighted average common shares outstanding:
Basic	46,566	46,448	46,561	46,420
Diluted	46,763	46,707	46,764	46,648

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net income	$24,285	$11,236	$77,884	$43,661

Other comprehensive income (loss), net of tax:
Cash flow hedges	520	1,755	1,775	(274)

Comprehensive income	$24,805	$12,991	$79,659	$43,387

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended
	January 28, 2017	January 30, 2016
Series C Preferred Stock
Beginning and end of period	$150	$150

Series D Preferred Stock
Beginning and end of period	-	120

Common Stock
Beginning of period	506	504
Stock options exercised	-	1
End of period	506	505

Additional Paid-In Capital
Beginning of period	34,570	37,759
Stock options exercised	186	681
Stock-based compensation	146	182
Stock-based tax benefits	153	1,027
End of period	35,055	39,649

Retained Earnings
Beginning of period	190,733	129,773
Net income	77,884	43,661
Common stock cash dividend	(69,850)	-
Preferred stock dividends	-	(112)
End of period	198,767	173,322

Accumulated Other Comprehensive Loss
Beginning of period	(1,807)	(2,524)
Cash flow hedges, net of tax	1,775	(274)
End of period	(32)	(2,798)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$216,446	$192,948

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	January 28, 2017	January 30, 2016
Operating Activities:
Net income	$77,884	$43,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,600	9,071
Deferred income tax benefit	(189)	(21)
Gain on sale of property, net	(5)	(36)
Stock-based compensation	146	182
Changes in assets and liabilities:
Trade receivables	(7,664)	398
Inventories	(518)	(1,398)
Prepaid and other assets	(1,703)	(194)
Accounts payable	282	(7,231)
Accrued and other liabilities	3,586	5,390
Net cash provided by operating activities	81,419	49,822

Investing Activities:
Additions to property, plant and equipment	(11,834)	(7,817)
Proceeds from sale of property, plant and equipment	15	43
Net cash used in investing activities	(11,819)	(7,774)

Financing Activities:
Dividends paid on common stock	(69,850)	-
Dividends paid on preferred stock	-	(112)
Repayments under credit facilities	-	(10,000)
Proceeds from stock options exercised	186	682
Stock-based tax benefits	153	1,027
Net cash used in financing activities	(69,511)	(8,403)

Net Increase in Cash and Equivalents	89	33,645

Cash and Equivalents - Beginning of Period	105,577	52,456

Cash and Equivalents - End of Period	$105,666	$86,101

Other Cash Flow Information:
Interest paid	$165	$91
Income taxes paid	$40,389	$21,761

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 28, 2017 are comprised of finished goods of $29.4 million and raw materials of $19.0 million. Inventories at April 30, 2016 are comprised of finished goods of $29.1 million and raw materials of $18.8 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property consists of the following:

	(In thousands)
	January 28, 2017	April 30, 2016
Land	$9,500	$9,500
Buildings and improvements	50,971	50,856
Machinery and equipment	173,577	162,195
Total	234,048	222,551
Less accumulated depreciation	(168,394)	(160,619)
Property, plant and equipment – net	$65,654	$61,932

Depreciation expense was $2.7 million and $8.1 million for the three and nine months ended January 28, 2017, respectively, and $2.5 million and $7.8 million for the three and nine months ended January 30, 2016, respectively.

3. DEBT

At January 28, 2017, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to June 18, 2018 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 28, 2017 or at April 30, 2016. At January 28, 2017, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 28, 2017, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 28, 2017, options to purchase 12,600 shares were exercised (weighted average exercise price of $14.72 per share) and options to purchase 6,400 shares were cancelled (weighted average exercise price of $15.64). At January 28, 2017, options to purchase 399,895 shares (weighted average exercise price of $12.28 per share) were outstanding and stock-based awards to purchase 2,809,014 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings through cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to cash flow hedges for the three and nine months ended January 28, 2017 and January 30, 2016:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Recognized in AOCI:
Gain (loss) before income taxes	$176	$620	$(21)	$(6,444)
Less income tax provision (benefit)	65	230	(8)	(2,391)
Net	$111	$390	$(13)	$(4,053)
Reclassified from AOCI to cost of sales:
Loss before income taxes	$(651)	$(2,171)	$(2,844)	$(6,008)
Less income tax benefit	(242)	(806)	(1,056)	(2,229)
Net	$(409)	$(1,365)	$(1,788)	$(3,779)
Net change to AOCI	$520	$1,755	$1,775	$(274)

As of January 28, 2017, the notional amount of our outstanding aluminum swap contracts was $2.4 million and, assuming no change in the commodity prices, $336,000 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next twelve months. See Note 1.

As of January 28, 2017, the fair value of the derivative asset was $336,000, which was included in prepaid and other assets. At April 30, 2016, the fair value of the derivative liability was $2.5 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning April 30, 2017. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements; however, adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 29, 2018.  We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements; however, adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

7. COMMITMENTS AND CONTINGENCIES

As of January 28, 2017, we guaranteed the residual value of certain leased equipment in the amount of $3.2 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company will be required to pay the difference up to such guaranteed amount. The Company expects to have no loss on such guarantee.

8. COMMON STOCK DIVIDENDS

On November 18, 2016, the Company declared a special cash dividend of $1.50 per share payable to shareholders of record on November 28, 2016. The cash dividend, aggregating $69.9 million, was paid on January 27, 2017. The Company also announced the Board has approved in concept an additional cash dividend, in an amount to be determined, to holders of record prior to the end of the current fiscal year and that the Company plans to develop a program to increase distribution to shareholders based on the length of time they have owned their shares.

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

Sales have been seasonal with the highest volume typically realized during the summer and warmer months. As a result, our operating results from one fiscal quarter to the next may not be comparable. Additionally, our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions.

RESULTS OF OPERATIONS

Three Months Ended January 28, 2017 (third quarter of fiscal 2017) compared to Three Months Ended January 30, 2016 (third quarter of fiscal 2016)

Net sales for the third quarter of fiscal 2017 increased 20.3% to $194.6 million compared to $161.7 million for the third quarter of fiscal 2016. The higher sales resulted from a 17.5% increase in case volume, which includes 48.6% growth of our Power+ Brands due to increased velocity and distribution of sparkling waters. The increase was partially offset by a decline in Carbonated Soft Drinks. The average selling price per case increased 2.3% primarily due to changes in product mix.

Gross profit for the third quarter of fiscal 2017 increased 44.5% to $75.9 million compared to $52.6 million for the third quarter of fiscal 2016. The increase in gross profit is primarily due to higher sales and a decline in average cost per case of 7.2%. The decrease in cost of sales per case was due to product mix changes and lower raw material costs. As a result, gross margin improved to 39.0% compared to 32.5% for the third quarter of fiscal 2016.

Selling, general and administrative expenses were $39.2 million or 20.1% of net sales for the third quarter of fiscal 2017 compared to $35.4 million or 21.9% of net sales for the third quarter of fiscal 2016. The $3.7 million increase in expenses was primarily due to higher distribution and marketing costs.

Other income includes interest income of $191,000 for the third quarter of fiscal 2017 and $25,000 for the third quarter of fiscal 2016. The increase in interest income is due to higher average invested balances and investment yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the third quarter of fiscal 2017 and third quarter of fiscal 2016. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the domestic manufacturing deduction.

Nine Months Ended January 28, 2017 (first nine months of fiscal 2017) compared to Nine Months Ended January 30, 2016 (first nine months of fiscal 2016)

Net sales for the first nine months of fiscal 2017 increased 16.9% to $614.9 million compared to $525.8 million for the nine months of fiscal 2016. The higher sales resulted from a 16.8% increase in case volume, which includes 44.7% growth of our Power+ Brands due to increased velocity and distribution of sparkling waters. The increase was partially offset by a decline in Carbonated Soft Drinks. The average selling price per case increased 2.2% primarily due to changes in product mix.

Gross profit for the first nine months of fiscal 2017 increased 36.4% to $240.1 million compared to $176.1 million for the first nine months of fiscal 2016. The increase in gross profit is primarily due to higher sales and a decline in average cost per case of 5.6%. The decrease in cost of sales per case was due to product mix changes and lower raw material costs. As a result, gross margin improved to 39.1% compared to 33.5% for the first nine months of fiscal 2016.

Selling, general & administrative expenses were $122.0 million or 19.8% of net sales for the first nine months of fiscal 2017 compared to $109.5 million or 20.8% of net sales for the first nine months of fiscal 2016. The $12.6 million increase in expenses was primarily due to higher distribution, selling, marketing and administrative costs, much of which is related to volume growth.

Interest expense decreased to $139,000 for the first nine months of fiscal 2017 due to repayments on borrowings under credit facilities during the prior fiscal year. Other income includes interest income of $437,000 for the first nine months of fiscal 2017 and $50,000 for the first nine months of fiscal 2016.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.2% for the first nine months of fiscal 2017 and the first nine months of fiscal 2016. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effect of state income taxes and the domestic manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations and borrowings available under our credit facilities. At January 28, 2017, we maintained $100 million unsecured revolving credit facilities, no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 18, 2016, the Company declared a special cash dividend of $1.50 per share payable to shareholders of record on November 28, 2016. The cash dividend, aggregating $69.9 million, was paid on January 27, 2017. The Company also announced the Board has approved in concept an additional cash dividend, in an amount to be determined, to holders of record prior to the end of the current fiscal year.

Cash Flows

The Company’s cash position for the first nine months of fiscal 2017 increased $89,000 from April 30, 2016, which compares to an increase of $33.6 million for the first nine months of fiscal 2016.

Net cash provided by operating activities for the first nine months of fiscal 2017 amounted to $81.4 million compared to $49.8 million for the first nine months of fiscal 2016. For the first nine months of fiscal 2017, cash flow was principally provided by net income of $77.9 million and depreciation and amortization aggregating $9.6 million, offset in part by an increase in accounts receivable.

Net cash used in investing activities for the first nine months of fiscal 2017 reflects capital expenditures of $11.8 million, compared to capital expenditures of $7.8 million for the first nine months of fiscal 2016. The increase in capital expenditures is primarily to support volume growth.

Net cash used in financing activities for the first nine months of fiscal 2017 amounted to $69.5 million, which included the payment of cash dividends of $69.9 million. During the first nine months of fiscal 2016, the Company repaid $10 million in principal repayments under credit facilities.

Financial Position

During the first nine months of fiscal 2017, working capital increased to $152.9 million from $148.1 million at April 30, 2016. The increase in working capital resulted primarily from higher trade receivables, partially offset by higher accrued liabilities balance. Trade receivables increased $7.7 million due to higher sales activity while days sales outstanding increased to 32.1 days from 31.0 days at April 30, 2016. Inventories increased slightly as a result of the Company maintaining higher inventory levels to support increases in sales and new product introductions. Inventory turns improved to 9.8 from 9.5 times. The current ratio was 3.0 to 1 at January 28, 2017 and at April 30, 2016.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 6. EXHIBITS

Exhibit No.             Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2017

National Beverage Corp. (Registrant)

By: /s/ Gregory P. Cook
Gregory P. Cook Vice President – Controller and Chief Accounting Officer