Form 10-K
period 2017-04-29
NATIONAL BEVERAGE CORP
filed 2017-07-13
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 29, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (✓) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes (✓) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (✓)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.: Large accelerated filer ( ) Accelerated filer (✓) Non-accelerated filer ( ) Smaller reporting company ( ) Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (✓)

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $47.56 on October 28, 2016 was approximately $552.9 million.

The number of shares of Registrant’s common stock outstanding as of July 10, 2017 was 46,585,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.     BUSINESS

GENERAL

National Beverage Corp. proudly refreshes America with a distinctive portfolio of Sparkling Waters, Juices, Energy Drinks and Carbonated Soft Drinks. We believe our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique in the beverage industry. The Company’s primary market focus is North America, but our products are also distributed in various other countries. National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

National Beverage is evolving to meet the healthy hydration demands of consumers. Health and wellness awareness has increased significantly, resulting in growing demand for beverages with little or no calories and wholesome ingredients. Our brands emphasize distinctly-flavored beverages in attractive packaging that appeal to multiple demographic groups. The attentive, health-conscious and discriminating consumer is ever more alert to wellness choices and better-for-you ingredients that align to this transition and strategic focus.

We believe the combination of our business strategies and philosophies is key to greater competitive advantage and differentiation from competitors. Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a change to better-for-you beverages.

Flavor Innovation – Building on a rich tradition of flavor and brand innovation with over a 125 year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category. Proprietary flavors and essences are developed and tested in-house and only made commercially available after extensive concept and sensory evaluation. Our variety of distinctive flavors provides us a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Quality Ethic – Consumers demand quality, and we are committed to producing and developing beverages of the highest quality that also appeal to the value expectations of the consumer. We believe we can leverage our efficient production and distribution systems, cost-effective social media platforms and regionally focused marketing programs, to profitably deliver products at optimal consumer price-points.

Creative Dynamics – In a beverage industry that is dominated by the “cola giants”, we pride ourselves on our ability to respond faster and more creatively to consumer trends than competitors who are burdened by production and distribution complexity as well as legacy costs. The ability to identify consumer trends and create new product concepts to lead the market defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs.

BRANDS

Our brands consist of (i) beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced calorie options. We believe our unique brands and speed-to-market are key factors to our success.

Power+ Brands –

LaCroix

100% naturally-essenced LaCroix® Sparkling Water, our largest and fastest-growing brand, has set the pace in the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, the innocence of LaCroix has propelled it to the top-selling all natural domestic sparkling water. Flavored with natural fruit essence, LaCroix has the support of national chains in multiple channels, including mass merchants, mainstream supermarkets and natural and specialty food retailers and has a burgeoning social media presence.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate™ (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavors. Cúrate naturally refreshes in tall 12 oz. consumer-favored cans. Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is a trendsetting addition to a brand that is the healthy alternative for trend-forward consumers.

NiCola™ by LaCroix , an innovative sparkling water with the essence and flavor of cola, is ‘innocent’ of calories, sodium, sweetener or any ingredient that the health-conscious consumer avoids. NiCola is designed for those cola and diet cola drinkers within the $81 billion U.S. carbonated soft drink market who are looking to ‘crossover’ to a beverage that complements a healthier lifestyle.

Additional LaCroix themes are in development and feature unique packaging, ground-breaking flavor concepts, and a go-to-market strategy designed to provide additional placements, including some outside the traditional grocery shelf.

Shasta Sparkling

Shasta Sparkling Water® duplicates the iconic flavors that have charmed its loyal consumers over the past 125 plus years with the first genuine soft-drink alternative (SDA). Shasta Sparkling is naturally-essenced without calories, sodium and sweeteners. ‘Simply Natural and Smartly Healthy,’ Shasta Sparkling continues to gain focused distribution in progressive retailers backed by enthusiastic consumer and brand experiences. This ground breaking beverage provides consumers nostalgic Shasta flavors in an entirely “innocent” and exciting alternative, including Lemon-Lime Splash, Draft Root Beer, Shasta Cola, California Orange, Original Pure and Big Black Cherry. Shasta Sparkling complements a healthier lifestyle with its eloquent design and is packaged in tall 10.5 ounce cans with an industry first “clean” label.

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

Rip It

Rip It® energy fuel is a flavor innovator in the growing energy category with unique flavors, including six that are sugar-free, bringing variety and value to the widening consumer base. Rip It “Tribute” themed energy is a successful military inspired addition to the lineup. Building on the flavor tradition of original Rip It, a 2 oz. sugar free shot version in eight flavors is marketed through our distribution system in displayable package configurations.

Carbonated Soft Drinks –

More than 125 years old, Shasta is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and such unique tastes as California Dreamin’, Very Cherry Twist and Fiesta Punch.

More than 110 years old, Faygo products are primarily distributed east of the Mississippi River and include numerous unique flavors including Red Pop®, Moon Mist®, and Rock’n’Rye®. We also produce and market Ritz® soft drinks and seltzers, primarily in the southeastern U.S., distribute Big Shot® in New Orleans and surrounding areas, and offer St. Nick’s® soft drinks during the holiday season. During recent years, we reformulated many of our brands to reduce the caloric content while still preserving their time-tested flavor profiles.

Although typical cola drinks account for approximately half of the soft drink industry’s domestic grocery / convenience channel volume, colas account for less than 12% of our total volume. We tailor our marketing and promotion programs by locale; many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and make them less vulnerable to competitive substitution. In addition, products produced locally often generate more aggressive retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

Our brands, optically and ingredient-wise, are always a work in process. We continually strive to make all our soft drinks healthier beverages while still maintaining their iconic taste profiles. As often as innovation develops, we endeavor to significantly improve our products, always seeking quality and authenticity over cost.

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

We believe that the innovative and controlled vertical integration of our production facilities provides an advantage over certain of our competitors that rely upon independent third party bottlers to manufacture and market their products. Since we control the national production, distribution and marketing of our brands, we believe we can more effectively manage product quality and customer service and respond quickly to changing market conditions.

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

Under the warehouse distribution system, products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

We distribute our products to the convenience channel through our own direct-store delivery fleet and those of independent distributors. The convenience channel consists of convenience stores, gas stations and other smaller “up-and-down-the-street” accounts. Because of the higher retail prices and margins that typically prevail, we have developed packaging and graphics specifically targeted to this market.

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

Raw Materials

Our centralized procurement group maintains relationships with numerous suppliers of ingredients and packaging. By consolidating the purchasing function for our production facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as a low-cost producer of beverages.

The products we produce and sell are made from various materials including aluminum cans, glass and plastic bottles, water, carbon dioxide, juice and flavor concentrates, sweeteners, cartons and closures. We craft a substantial portion of our flavor concentrates and purchase remaining raw materials from multiple suppliers.

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

Seasonality

Beverage sales are seasonal with the highest volume typically realized during the summer and warmer months. Additionally, sales can be influenced by weather conditions.

Competition

The beverage industry is highly competitive and our competitive position varies in each of our market areas. Our products compete with many varieties of liquid refreshment, including soft drinks, water products, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including the two that dominate the soft drink industry, PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products can adversely affect sales of our brands.

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

Employees

As of April 29, 2017, we employed approximately 1,300 people, of which approximately 300 are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

Brand image and consumer preferences. Our beverage portfolio is comprised of a number of unique brands with reputations and consumer imagery that have been built over time. Our investments in social media and marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, could tarnish our reputation and brand image and may cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial results could be adversely affected.

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

Customer relationships. Our retail customer base has been consolidating over the last several years resulting in fewer customers with increased purchasing power. This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers. Additionally, E-commerce transactions and value stores are experiencing rapid growth. Our inability to adapt to customer requirements could lead to a loss of business and adversely affect our financial results.

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

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering additional taxes on soft drinks and other sweetened beverages. Changes in existing laws or regulations could require material expenses and negatively affect our financial results through lower sales or higher costs.

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

The production of beverages is capital intensive but is not characterized by rapid technological change. The technological advances that have occurred have generally been of an incremental cost-saving nature, such as the industry’s conversion to lighter weight containers or improved blending processes that enhance ingredient yields. Although we are continually investing in more efficient equipment, we are not aware of any anticipated industry-wide changes in technology that would adversely impact our current physical production capacity or cost of production.

We own and lease trucks, vans and automobiles used in the sale, delivery and distribution of our products. In addition, we lease warehouse and office space, transportation equipment, office equipment and certain manufacturing equipment.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 29, 2017		April 30, 2016
	High	Low	High	Low
First Quarter	$64.73	$46.50	$24.94	$19.98
Second Quarter	58.30	39.14	38.91	23.05
Third Quarter	54.65	44.21	48.01	35.50
Fourth Quarter	92.85	48.81	47.00	32.35

At June 26, 2017 there were approximately 19,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $69.9 million ($1.50 per share) on January 27, 2017. On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to holders of record as of June 5, 2017 to be paid on or before August 4, 2017.

The Company is authorized under its stock buyback program to repurchase 1.6 million shares of Common Stock. As of April 29, 2017, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. No shares of Common Stock have been repurchased during the last three fiscal years.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred had a liquidation preference of $50 per share and dividends were accrued on this amount at an annual rate of 3% through April 30, 2014 and, pursuant to subsequent amendments, 2.5% thereafter. Dividends were cumulative and payable quarterly. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities.

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

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 28, 2012, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index and (iii) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on April 28, 2012 provided a compounded annual return of approximately 49% as of April 29, 2017.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 29,	April 30,	May 2,	May 3,	April 27,
	2017	2016	2015	2014 (3)	2013
SUMMARY OF OPERATIONS:
Net sales	$826,918	$704,785	$645,825	$641,135	$662,007
Cost of sales	500,841	463,348	426,685	423,480	444,757
Gross profit	326,077	241,437	219,140	217,655	217,250
Selling, general and administrative expenses	163,600	148,384	145,157	153,220	146,223
Interest expense	189	203	371	660	403
Other (income) expense - net	(537)	145	(1,101)	666	173
Income before income taxes	162,825	92,705	74,713	63,109	70,451
Provision for income taxes	55,780	31,507	25,402	19,474	23,531
Net income	$107,045	$61,198	$49,311	$43,635	$46,920

PER SHARE DATA:
Basic earnings per common share (1)	$2.30	$1.31	$1.06	$.93	$1.01
Diluted earnings per common share (1)	2.29	1.31	1.05	.92	1.01
Closing stock price	88.59	46.74	22.42	19.21	14.57
Dividends paid on common stock (2)	1.50	-	-	-	2.55

BALANCE SHEET DATA:
Cash and equivalents (2)	$136,372	$105,577	$52,456	$29,932	$18,267
Working capital (2)	185,021	148,057	101,478	78,618	67,504
Property, plant and equipment - net	65,150	61,932	60,182	59,494	57,307
Total assets (2)	357,889	305,498	247,750	222,841	208,642
Long-term debt	-	-	10,000	30,000	50,000
Deferred income tax liability	15,993	14,474	15,245	13,873	14,327
Shareholders' equity (2)	245,618	206,152	147,782	106,201	70,316
Dividends paid on common stock (2)	69,850	-	-	-	118,139

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)	The Company paid special cash dividends on Common Stock of $69.9 million ($1.50 per share) on January 27, 2017 and $118.1 million ($2.55 per share) on December 27, 2012.
(3)	Fiscal 2014 consisted of 53 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. proudly refreshes America with a distinctive portfolio of Sparkling Waters, Juices, Energy Drinks and Carbonated Soft Drinks. We believe that our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, makes National Beverage unique in the beverage industry. The Company’s primary market focus is North America, but our products are also distributed in various other countries. National Beverage Corp. was incorporated in Delaware in 1985 and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

National Beverage is evolving to meet the healthy hydration demands of consumers. Health and wellness awareness has increased significantly, resulting in growing demand for beverages with little or no calories and wholesome natural ingredients. Our brands emphasize distinctly-flavored beverages in attractive packaging that appeal to multiple demographic groups. The attentive, health-conscious and discriminating consumer is ever more alert to wellness choices and better-for-you ingredients that align to this transition and strategic focus.

Our brands consist of (i) beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices, and (ii) Carbonated Soft Drinks in a variety of flavors including regular, sugar-free and reduced calorie options. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate™, LaCroix NiCola™ and Shasta Sparkling Water® products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Our Carbonated Soft Drinks portfolio includes Shasta® and Faygo®, iconic brands whose flavor development spans more than 125 years.

To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products primarily through the take-home, convenience and food-service channels.

Our strategy emphasizes the growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a change to better-for-you beverages; (ii) emphasizing unique flavor development and variety throughout our product lines and brands; (iii) leveraging our efficient production and distribution systems, cost-effective social media platforms and regionally focused marketing programs to profitably deliver high-quality products at optimal consumer price-points; and (iv) responding faster and more creatively to consumer trends than competitors who are burdened by production and distribution complexity as well as legacy costs.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions. Beverage sales are seasonal with the highest volume typically realized during the summer and warmer months. As a result, our operating results from one fiscal quarter to the next may not be comparable.

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal year ended April 29, 2017 (“Fiscal 2017”) increased 17.3% to $826.9 million compared to $704.8 million for fiscal year ended April 30, 2016 (“Fiscal 2016”). The increase in sales resulted primarily from a 16.6% increase in case volume and, to a lesser extent, a higher average selling price. Power+ Brands volume increased 42.6%; branded carbonated soft drinks volume was flat.

Net sales for Fiscal 2016 increased 9.1% to $704.8 million compared to $645.8 million for the fiscal year ended May 2, 2015 (“Fiscal 2015”). The higher sales resulted from a 9.0% increase in case volume and a slight increase in average selling price. The volume increase includes 31.4% growth of our Power+ Brands, partially offset by a decline in carbonated soft drinks.

Gross Profit

Gross profit for Fiscal 2017 increased 35.1% to $326.1 million compared to $241.4 million for Fiscal 2016. The increase in gross profit is due to increased volume, growth in higher margin Power+ Brands and a decline in cost of sales per case of 5.7%. The decline in cost of sales per case was due to favorable product mix changes and lower raw material costs. Gross margin expanded to 39.4%.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $163.6 million or 19.8% of net sales for Fiscal 2017, increasing $15.2 million or 10.3% from Fiscal 2016. The increase was primarily due to shipping and other volume related expenses and marketing spending increases. As a percent of Net sales, Selling, general and administrative expenses decreased primarily due to the leveraging effects of higher volume on fixed costs and growth of products distributed by customer pick-up.

Selling, general and administrative expenses were $148.4 million or 21.1% of net sales for Fiscal 2016 compared to $145.2 million or 22.5% of net sales for Fiscal 2015. Fiscal 2016 expenses reflect higher distribution, selling and other volume related costs, partially offset by lower marketing costs.

Interest Expense and Other Expense (Income) - Net

Interest expense is comprised of interest on borrowings and fees related to maintaining lines of credit. Due to prior year repayments on borrowings, interest expense decreased to $189,000 in Fiscal 2017 from $203,000 in Fiscal 2016 and $371,000 in Fiscal 2015. Other expense is net of interest income of $641,000 for Fiscal 2017, $107,000 for Fiscal 2016 and $30,000 for Fiscal 2015. The change in interest income is due to changes in average invested balances and increased return on investments. Other income for Fiscal 2015 includes a $1.3 million gain on sale of property.

Income Taxes

Our effective tax rate was 34.3% for Fiscal 2017, 34% for Fiscal 2016 and 34% for Fiscal 2015. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and the domestic manufacturing deduction. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At April 29, 2017, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. Expenditures for property, plant and equipment amounted to $14.0 million for Fiscal 2017. The Company expects to increase capital expenditures in Fiscal 2018 to support volume growth.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred had a liquidation preference of $50 per share and dividends were accrued on this amount at an annual rate of 3% through April 30, 2014 and, pursuant to subsequent amendments, 2.5% thereafter. Dividends were cumulative and payable quarterly. The net proceeds of $19.7 million were used to repay borrowings under the Credit Facilities. On May 2, 2014, the Company redeemed 160,000 shares of Series D Preferred for an aggregate price of $8 million plus accrued dividends. On August 1, 2014, the Company redeemed an additional 120,000 shares of Series D Preferred for an aggregate price of $6 million plus accrued dividends. The final redemption of the remaining 120,000 shares of Series D Preferred was made on April 29, 2016 for an aggregate price of $6 million plus accrued dividends. See Note 5 of Notes to Consolidated Financial Statements.

The Company paid a special cash dividend on common stock of $69.9 million ($1.50 per share) on January 27, 2017. On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend of $69.9 million will be paid from available cash on or before August 4, 2017. The Company has announced that it plans to develop a program to increase distribution to shareholders based on the length of time they have owned their shares.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of $8.3 million for Fiscal 2017, $7.0 million for Fiscal 2016 and $6.5 million for Fiscal 2015. At April 29, 2017, management fees payable to CMA were $2.1 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2017, $113.8 million was provided by operating activities, $14.0 million was used in investing activities and $69.0 million was used in financing activities. Cash provided by operating activities increased $34.8 million primarily due to increased earnings offset in part by increased working capital. Cash used in investing activities increased $2.0 million reflecting increased capital expenditures to support volume growth. Cash used in financing activities includes the $69.9 million ($1.50 per share) special common stock dividend paid on January 27, 2017.

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

Financial Position

During Fiscal 2017, our working capital increased to $185.0 million from $148.1 million at April 30, 2016. The increase in working capital resulted from higher cash, trade receivables and inventory, partially offset by higher accounts payable and accrued liabilities. Trade receivables increased $10.3 million or 17% due to increased sales while days sales outstanding improved to 30.6 days from 31.0 days. Inventories increased $5.4 million or 11% as a result of the Company maintaining increased finished goods to support sales increases. Annual inventory turns remained unchanged at 9.5 times. As of April 29, 2017, the current ratio was 3.1 to 1 compared to 3.0 to 1 at April 30, 2016.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 29, 2017 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$30,276	$8,216	$13,714	$5,424	$2,922
Purchase commitments	15,239	9,472	4,718	1,049	-
Total	$45,515	$17,688	$18,432	$6,473	$2,922

As of April 29, 2017, we guaranteed the residual value of certain leased equipment in the amount of $2.5 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company does not expect to incur a loss on such guarantee.

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.1 million for Fiscal 2017, $2.9 million for Fiscal 2016 and $2.7 million for Fiscal 2015. See Note 9 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2018 and are expected to be renewed.

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

Sales Incentives

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales volume. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit or contractual sales volume. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts.

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Interest Rates

During Fiscal 2016, the Company repaid $10 million in borrowings under its credit facilities. At April 29, 2017, the Company had no borrowings outstanding. We had no debt-related interest rate exposure during Fiscal 2017.

BALANCE SHEET

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 29,	April 30,
	2017	2016
Assets
Current assets:
Cash and equivalents	$136,372	$105,577
Trade receivables - net	71,319	61,046
Inventories	53,355	47,922
Deferred income taxes - net	3,906	4,454
Prepaid and other assets	7,275	4,672
Total current assets	272,227	223,671
Property, plant and equipment - net	65,150	61,932
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,752	5,135
Total assets	$357,889	$305,498

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,100	$49,391
Accrued liabilities	29,017	26,195
Income taxes payable	89	28
Total current liabilities	87,206	75,614
Deferred income taxes - net	15,993	14,474
Other liabilities	9,072	9,258
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,616,134 shares (2017) and 50,588,734 shares (2016) issued	506	506
Additional paid-in capital	35,638	34,570
Retained earnings	227,928	190,733
Accumulated other comprehensive loss	(604)	(1,807)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	245,618	206,152
Total liabilities and shareholders' equity	$357,889	$305,498

See accompanying Notes to Consolidated Financial Statements.

INCOME STATEMENT

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2017	2016	2015

Net sales	$826,918	$704,785	$645,825

Cost of sales	500,841	463,348	426,685

Gross profit	326,077	241,437	219,140

Selling, general and administrative expenses	163,600	148,384	145,157

Interest expense	189	203	371

Other (income) expense - net	(537)	145	(1,101)

Income before income taxes	162,825	92,705	74,713

Provision for income taxes	55,780	31,507	25,402

Net income	107,045	61,198	49,311

Less preferred dividends and accretion	-	(238)	(275)

Earnings available to common shareholders	$107,045	$60,960	$49,036

Earnings per common share:
Basic	$2.30	$1.31	$1.06
Diluted	$2.29	$1.31	$1.05

Weighted average common shares outstanding:
Basic	46,564	46,452	46,353
Diluted	46,770	46,671	46,559

See accompanying Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME STATEMENT

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2017	2016	2015

Net income	$107,045	$61,198	$49,311

Other comprehensive income (loss), net of tax:

Cash flow hedges	1,110	783	(2,350)

Other	93	(66)	31

Total	1,203	717	(2,319)

Comprehensive income	$108,248	$61,915	$46,992

See accompanying Notes to Consolidated Financial Statements.

EQUITY STATEMENT

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 29, 2017		April 30, 2016		May 2, 2015
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	-	-	120	120	240	240
Series D preferred redeemed	-	-	(120)	(120)	(120)	(120)
End of year	-	-	-	-	120	120
Common Stock
Beginning of year	50,589	506	50,418	504	50,368	504
Stock options exercised	27	-	171	2	50	-
End of year	50,616	506	50,589	506	50,418	504
Additional Paid-In Capital
Beginning of year		34,570		37,759		42,775
Series D preferred redeemed		-		(5,791)		(5,791)
Stock options exercised		365		846		228
Stock-based compensation		208		228		307
Stock-based tax benefits		495		1,528		240
End of year		35,638		34,570		37,759
Retained Earnings
Beginning of year		190,733		129,773		80,737
Net income		107,045		61,198		49,311
Common stock cash dividend		(69,850)		-		-
Preferred stock dividends & accretion		-		(238)		(275)
End of year		227,928		190,733		129,773
Accumulated Other Comprehensive Loss
Beginning of year		(1,807)		(2,524)		(205)
Cash flow hedges		1,110		783		(2,350)
Other		93		(66)		31
End of year		(604)		(1,807)		(2,524)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$245,618		$206,152		$147,782

See accompanying Notes to Consolidated Financial Statements.

CASH FLOW

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2017	2016	2015
Operating Activities:
Net income	$107,045	$61,198	$49,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,834	12,056	11,580
Deferred income tax provision (benefit)	1,358	(1,299)	1,076
Loss (gain) on disposal of property, net	72	129	(1,188)
Stock-based compensation	208	228	307
Changes in assets and liabilities:
Trade receivables	(10,273)	(1,095)	(1,746)
Inventories	(5,433)	(4,998)	990
Prepaid and other assets	(2,205)	(485)	(605)
Accounts payable	8,709	4,495	(710)
Accrued and other liabilities	1,457	8,726	(995)
Net cash provided by operating activities	113,772	78,955	58,020

Investing Activities:
Additions to property, plant and equipment	(14,015)	(12,140)	(11,630)
Proceeds from sale of property, plant and equipment	28	116	1,905
Net cash used in investing activities	(13,987)	(12,024)	(9,725)

Financing Activities:
Dividends paid on common stock	(69,850)	-	-
Dividends paid on preferred stock	-	(186)	(239)
Repayments under credit facilities, net	-	(10,000)	(20,000)
Redemption of preferred stock	-	(6,000)	(6,000)
Proceeds from stock options exercised	365	848	228
Stock-based tax benefits	495	1,528	240
Net cash used in financing activities	(68,990)	(13,810)	(25,771)

Net Increase in Cash and Equivalents	30,795	53,121	22,524

Cash and Equivalents - Beginning of Year	105,577	52,456	29,932

Cash and Equivalents - End of Year	$136,372	$105,577	$52,456

Other Cash Flow Information:
Interest paid	$202	$116	$380
Income taxes paid	$55,901	$29,473	$24,745

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

1.       significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. Fiscal 2017, Fiscal 2016 and Fiscal 2015 consisted of 52 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 206,000 shares in Fiscal 2017, 219,000 shares in Fiscal 2016 and 206,000 shares in Fiscal 2015.

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

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 29, 2017 and April 30, 2016, other liabilities included accruals of $6.9 million and $5.8 million, respectively, for estimated non-current risk retention exposures, of which $5.4 million and $4.8 million were covered by insurance.

Intangible Assets

Intangible assets as of April 29, 2017 and April 30, 2016 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 29, 2017 were comprised of finished goods of $35.0 million and raw materials of $18.4 million. Inventories at April 30, 2016 were comprised of finished goods of $29.1 million and raw materials of $18.8 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $44.9 million in Fiscal 2017, $38.8 million in Fiscal 2016 and $42.4 million in Fiscal 2015.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet. ASU 2015-17 is effective for our fiscal year beginning April 30, 2017. When implemented, current deferred tax asset will be reclassified to noncurrent in the consolidated balance sheet.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $50.0 million in Fiscal 2017, $44.6 million in Fiscal 2016 and $44.4 million in Fiscal 2015. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Stock-Based Compensation

Compensation expense for stock-based compensation awards is recognized over the vesting period based on the grant-date fair value estimated using the Black-Scholes model. See Note 8.

Trade Receivables

We record trade receivables at net realizable value, which includes an estimated allowance for doubtful accounts. We extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions and historical write-offs. Activity in the allowance for doubtful accounts was as follows:

	(In thousands)
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Balance at beginning of year	$484	$330	$399
Net charge to expense	74	232	117
Net charge-off	(90)	(78)	(186)
Balance at end of year	$468	$484	$330

As of April 29, 2017 and April 30, 2016, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 29, 2017 and April 30, 2016 consisted of the following:

	(In thousands)
	2017	2016
Land	$9,500	$9,500
Buildings and improvements	51,157	50,856
Machinery and equipment	172,257	162,195
Total	232,914	222,551
Less accumulated depreciation	(167,764)	(160,619)
Property, plant and equipment – net	$65,150	$61,932

Depreciation expense was $10.7 million for Fiscal 2017, $10.1 million for Fiscal 2016 and $10.2 million for Fiscal 2015.

3.       ACCRUED LIABILITIES

Accrued liabilities as of April 29, 2017 and April 30, 2016 consisted of the following:

	(In thousands)
	2017	2016
Accrued compensation	$9,967	$9,217
Accrued promotions	8,403	5,888
Accrued insurance	2,938	2,786
Other	7,709	8,304
Total	$29,017	$26,195

4.       DEBT

At April 29, 2017, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to April 30, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at April 29, 2017 or April 30, 2016. At April 29, 2017, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 29, 2017, we were in compliance with all loan covenants.

5.       CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend on common stock of $69.9 million ($1.50 per share) on January 27, 2017.

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend of $69.9 million will be paid on or before August 4, 2017.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. Series D Preferred had a liquidation preference of $50 per share and accrued dividends on this amount at an annual rate of 3% through April 30, 2014 and, thereafter, at an annual rate equal to 370 basis points above the 3- Month LIBOR rate. Dividends were cumulative and payable quarterly. There were no accrued dividends at April 29, 2017 and at April 30, 2016. The Series D Preferred was nonvoting and redeemable at the option of the Company beginning May 1, 2014 at $50 per share. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock and, therefore, such shares have no liquidation value.

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

The Company is authorized under its stock buyback program to repurchase 1.6 million shares of Common Stock. As of April 29, 2017, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. No shares of Common Stock have been repurchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and management information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over $4.5 billion (or 10,000%) since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $8.3 million for Fiscal 2017, $7.0 million for Fiscal 2016 and $6.5 million for Fiscal 2015. Included in accounts payable were amounts due CMA of $2.1 million at April 29, 2017 and $1.8 million at April 30, 2016.

6.        DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Recognized in AOCI-
Loss before income taxes	$(984)	$(5,743)	$(3,488)
Less income tax benefit	(365)	(2,131)	(1,294)
Net	(619)	(3,612)	(2,194)
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(2,749)	(6,987)	248
Less income tax (benefit) provision	(1,020)	(2,592)	92
Net	(1,729)	(4,395)	156
Net change to AOCI	$1,110	$783	$(2,350)

As of April 29, 2017, the notional amount of our outstanding aluminum swap contracts was $56.7 million and, assuming no change in the commodity prices, $246,000 of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of April 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $602,000, $848,000 and $476,000, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. As of April 30, 2016, the fair value of the derivative liability was $2.5 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Current	$54,422	$32,806	$24,326
Deferred	1,358	(1,299)	1,076
Total	$55,780	$31,507	$25,402

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 29, 2017 and April 30, 2016 consisted of the following:

	(In thousands)
	2017	2016
Deferred tax assets:
Accrued expenses and other	$4,740	$5,655
Inventory and amortizable assets	538	538
Total deferred tax assets	5,278	6,193
Deferred tax liabilities:
Property	15,157	14,049
Intangibles and other	2,208	2,164
Total deferred tax liabilities	17,365	16,213
Net deferred tax liabilities	$12,087	$10,020
Current deferred tax assets – net	$3,906	$4,454
Noncurrent deferred tax liabilities – net	$15,993	$14,474

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.2	2.3
Domestic manufacturing deduction benefit	(3.0)	(3.0)	(3.0)
Other differences	.1	(.2)	(.3)
Effective income tax rate	34.3%	34.0%	34.0%

As of April 29, 2017, the gross amount of unrecognized tax benefits was $1.7 million and $66,000 was recognized as a tax benefit in Fiscal 2017. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.2 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Beginning balance	$1,678	$1,801	$2,123
Increases due to current period tax positions	150	145	122
Decreases due to lapse of statute of limitations and audit resolutions	(85)	(268)	(444)
Ending balance	$1,743	$1,678	$1,801

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 29, 2017, unrecognized tax benefits included accrued interest of $239,000, of which approximately $12,000 was recognized as a tax benefit in Fiscal 2017.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. No stock options were granted in Fiscal 2017, 3,500 shares were granted in Fiscal 2016 and 276,800 shares in Fiscal 2015. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8.0 years for Fiscal 2016 and 7.4 years for Fiscal 2015; weighted average expected volatility of 29.0% for Fiscal 2016 and 32.8% for Fiscal 2015; weighted average risk free interest rates of 2.1% for Fiscal 2016 and 2.2% for Fiscal 2015; and expected dividend yield of 3.3% for Fiscal 2016 and 4.6% for Fiscal 2015.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. Forfeitures were estimated based on historical experience and ranged in values up to 16% for Fiscal 2017 and Fiscal 2016.

The following is a summary of stock option activity for Fiscal 2017:

	Number of Shares	Price (a)
Options outstanding, beginning of year	418,895	$12.44
Granted	-	-
Exercised	(27,400)	13.31
Cancelled	(7,900)	16.01
Options outstanding, end of year	383,595	11.47
Options exercisable, end of year	215,803	9.64

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $208,000 for Fiscal 2017, $228,000 for Fiscal 2016 and $307,000 for Fiscal 2015. The total fair value of shares vested was $362,000 for Fiscal 2017, $652,000 for Fiscal 2016 and $371,000 for Fiscal 2015. The total intrinsic value for stock options exercised was $1,506,000 for Fiscal 2017, $5,161,000 for Fiscal 2016 and $917,000 for Fiscal 2015. Net cash proceeds from the exercise of stock options were $365,000 for Fiscal 2017, $848,000 for Fiscal 2016 and $228,000 for Fiscal 2015. Stock based income tax benefits aggregated $495,000 for Fiscal 2017, $1,528,000 for Fiscal 2016 and $240,000 for Fiscal 2015. The weighted average fair value for stock options granted was $20.09 for Fiscal 2016 and $8.30 for Fiscal 2015.

As of April 29, 2017, unrecognized compensation expense related to the unvested portion of our stock options was $425,000, which is expected to be recognized over a weighted average period of 3.9 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 29, 2017 was 5.5 years and $29.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 29, 2017 was 4.7 years and $17 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of April 29, 2017, no shares have been issued under the plan.

9.        PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.1 million for Fiscal 2017, $2.9 million for Fiscal 2016 and $2.7 million for Fiscal 2015.

The Company participates in three multi-employer defined benefit pension plans with respect to certain collective bargaining agreements. If the Company chooses to stop participating in the multi-employer plan or if other employers choose to withdraw to the extent that a mass withdrawal occurs, the Company could be required to pay the plan a withdrawal liability based on the underfunded status of the plan. During Fiscal 2017, a subsidiary of the Company reached a settlement with respect to a notification of withdrawal liability by one of the multi-employer pension plans not considered significant. The settlement did not have a material effect on its financial position or results of operations.

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2017 and Fiscal 2016 is for the plans’ years ending December 31, 2015 and 2014, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2017	2016	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2015 and December 31, 2014, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2021 and May 14, 2021, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2017	2016	2015
CSSS Fund	$1,262	$1,172	$1,103
WCT Fund	477	485	637
Other multi-employer pension funds	201	448	306
Total	$1,940	$2,105	$2,046

10.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2026. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled $12.0 million for Fiscal 2017, $9.2 million for Fiscal 2016 and $8.2 million for Fiscal 2015.

Our minimum lease payments under non-cancelable operating leases as of April 29, 2017 were as follows:

(In thousands)
Fiscal 2018	$8,216
Fiscal 2019	7,546
Fiscal 2020	6,168
Fiscal 2021	3,520
Fiscal 2022	1,904
Thereafter	2,922
Total minimum lease payments	$30,276

As of April 29, 2017, we guaranteed the residual value of certain leased equipment in the amount of $2.5 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2017, the Company shall be required to pay the difference up to such guaranteed amount. The Company does not expect to incur a loss on such guarantee.

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 29, 2017, we had purchase commitments for raw materials of $12.7 million through 2021.

As of April 29, 2017, we had purchase commitments for plant and equipment of $2.6 million for Fiscal 2018.

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
Net sales	$217,108	$203,180	$194,564	$212,066
Gross profit	85,494	78,717	75,920	85,946
Net income	28,995	24,604	24,285	29,161
Earnings per common share – basic	$.62	$.53	$.52	$.63
Earnings per common share – diluted	$.62	$.53	$.52	$.62

Fiscal 2016
Net sales	$185,386	$178,678	$161,687	$179,034
Gross profit	62,899	60,621	52,552	65,365
Net income	17,113	15,312	11,236	17,537
Earnings per common share – basic	$.37	$.33	$.24	$.37
Earnings per common share – diluted	$.37	$.33	$.24	$.37

12.     SUBSEQUENT EVENT

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend of $69.9 million will be paid on or before August 4, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

We have audited the accompanying consolidated balance sheets of National Beverage Corp. as of April 29, 2017 and April 30, 2016 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended April 29, 2017. We also have audited National Beverage Corp.’s internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. National Beverage Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beverage Corp. as of April 29, 2017 and April 30, 2016 and the results of their operations and their cash flows for each of the years in the three-year period ended April 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Beverage Corp. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

/s/ RSM US LLP

Ft. Lauderdale, Florida

July 13, 2017

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 29, 2017:

Name	Age	Position with Company

Nick A. Caporella(1)	81	Chairman of the Board and
		Chief Executive Officer

Joseph G. Caporella(2)	57	President

George R. Bracken(3)	72	Executive Vice President – Finance

Gregory P. Cook(4)	59	Vice President – Controller and
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

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	23
		Consolidated Statements of Income	24
		Consolidated Statements of Comprehensive Income	25
		Consolidated Statements of Shareholders’ Equity	26
		Consolidated Statements of Cash Flows	27
		Notes to Consolidated Financial Statements	28
		Report of Independent Registered Public Accounting Firm	42
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8)*

10.12	Credit Agreement, dated July 8, 2011, between NewBevCo, Inc. and lender therein(9)

10.13	First Amendment to Credit Agreement, dated November 23, 2012, between NewBevCo, Inc. and lender therein(10)

10.14	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.15	Subscription Agreement, dated January 25, 2013, between the Company and 8100 Partners, LLC(2)

10.16	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein(12)

10.17	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(12)

Exhibit No.	Description

10.18	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(13)

21	Subsidiaries of Registrant(13)

23	Consent of Independent Registered Public Accounting Firm(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 29, 2017 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

 ________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
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
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer

Date: July 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 13, 2017.

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