Form 10-Q
period 2017-07-29
NATIONAL BEVERAGE CORP
filed 2017-09-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2017

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

(Address of principal executive offices including zip code)

(954) 581-0922

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (✔) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes (✔) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ( ) Accelerated filer (✔) Non-accelerated filer ( ) Smaller reporting company ( ) Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (✔)

The number of shares of registrant’s common stock outstanding as of September 1, 2017 was 46,586,750.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	July 29,	April 29,
	2017	2017
Assets
Current assets:
Cash and equivalents	$175,915	$136,372
Trade receivables - net	86,138	71,319
Inventories	57,326	53,355
Prepaid and other assets	3,857	7,275
Total current assets	323,236	268,321
Property, plant and equipment - net	66,150	65,150
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,631	5,752
Total assets	$409,777	$353,983

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$54,339	$58,100
Accrued liabilities	35,640	29,017
Income taxes payable	15,870	89
Dividends payable	69,878	-
Total current liabilities	175,727	87,206
Deferred income taxes - net	11,825	12,087
Other liabilities	8,754	9,072
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,619,234 shares issued (50,616,134 shares at April 29)	506	506
Additional paid-in capital	35,725	35,638
Retained earnings	196,322	227,928
Accumulated other comprehensive loss	(1,232)	(604)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	213,471	245,618
Total liabilities and shareholders' equity	$409,777	$353,983

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 29,	July 30,
	2017	2016

Net sales	$259,832	$217,108

Cost of sales	155,329	131,614

Gross profit	104,503	85,494

Selling, general and administrative expenses	46,723	41,488

Interest expense	50	38

Other income - net	311	97

Income before income taxes	58,041	44,065

Provision for income taxes	19,769	15,070

Net income	$38,272	$28,995

Earnings per common share:
Basic	$.82	$.62
Diluted	$.82	$.62

Weighted average common shares outstanding:
Basic	46,585	46,556
Diluted	46,916	46,767

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2017	2016

Net income	$38,272	$28,995

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(628)	415

Comprehensive income	$37,644	$29,410

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2017	2016
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	506	506

Additional Paid-In Capital
Beginning of period	35,638	34,570
Stock options exercised	46	29
Stock-based compensation	41	49
Stock-based tax benefits	-	28
End of period	35,725	34,676

Retained Earnings
Beginning of period	227,928	190,733
Net income	38,272	28,995
Common stock cash dividend	(69,878)	-
End of period	196,322	219,728

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(604)	(1,807)
Cash flow hedges, net of tax	(628)	415
End of period	(1,232)	(1,392)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$213,471	$235,668

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2017	2016
Operating Activities:
Net income	$38,272	$28,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,531	3,102
Deferred income tax provision (benefit)	108	(64)
Loss (gain) on disposal of property, net	6	(6)
Stock-based compensation	41	49
Stock-based tax benefits	-	28
Changes in assets and liabilities:
Trade receivables	(14,819)	(14,788)
Inventories	(3,971)	(3,897)
Prepaid and other assets	(656)	(192)
Accounts payable	(3,761)	(1,865)
Accrued and other liabilities	24,791	19,088
Net cash provided by operating activities	43,542	30,450

Investing Activities:
Additions to property, plant and equipment	(4,054)	(3,495)
Proceeds from sale of property, plant and equipment	9	15
Net cash used in investing activities	(4,045)	(3,480)

Financing Activities:
Proceeds from stock options exercised	46	29
Net cash provided by financing activities	46	29

Net Increase in Cash and Equivalents	39,543	26,999

Cash and Equivalents - Beginning of Period	136,372	105,577

Cash and Equivalents - End of Period	$175,915	$132,576

Other Cash Flow Information:
Interest paid	$25	$127
Income taxes paid	$648	$1,066

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

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017. Excluding the adoption of the recently issued accounting pronouncements disclosed in Note 6, the accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 29, 2017 were comprised of finished goods of $35.7 million and raw materials of $21.6 million. Inventories at April 29, 2017 were comprised of finished goods of $35.0 million and raw materials of $18.4 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 29, 2017	April 29, 2017
Land	$9,500	$9,500
Buildings and improvements	51,164	51,157
Machinery and equipment	175,778	172,257
Total	236,442	232,914
Less accumulated depreciation	(170,292)	(167,764)
Property, plant and equipment – net	$66,150	$65,150

Depreciation expense was $3.0 million for the three months ended July 29, 2017 and $2.7 million for the three months ended July 30, 2016.

3. DEBT

At July 29, 2017, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 10, 2017 to April 30, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at July 29, 2017 or April 29, 2017. At July 29, 2017, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 29, 2017, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 29, 2017, options to purchase 500 shares were granted (weighted average exercise price of $29.61) and options to purchase 3,100 shares were exercised (weighted average exercise price of $14.77 per share). At July 29, 2017, options to purchase 380,995 shares (weighted average exercise price of $11.46 per share) were outstanding and stock-based awards to purchase 2,810,014 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three months ended July 29, 2017 and July 30, 2016:

	(In thousands)
	2017	2016
Recognized in AOCI:
Loss before income taxes	$(967)	$(450)
Less income tax benefit	(359)	(167)
Net	(608)	(283)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	31	(1,110)
Less income tax provision (benefit)	11	(412)
Net	20	(698)
Net change to AOCI	$(628)	$415

As of July 29, 2017, the notional amount of our outstanding aluminum swap contracts was $53.2 million and, assuming no change in the commodity prices, $1.4 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of July 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $205,000, $1.6 million and $318,000, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. At April 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $602,000, $848,000 and $476,000, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This amendment addresses several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted ASU 2016-09 effective for our fiscal year beginning April 30, 2017. The primary impact of adoption was the recognition of $81,000 for the three months ended July 29, 2017 of excess tax benefits related to share-based payment awards in our provision for income taxes, rather than paid-in capital. Also effective April 30, 2017, the Company retrospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. As a result, we reduced our financing activities and increased our operating activities by $28,000 for the three months ended July 30, 2016. The Company has elected to continue recognition of stock compensation based on estimated forfeitures.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax liabilities and assets as noncurrent on the balance sheet. We adopted ASU 2015-17 effective for our fiscal year beginning April 30, 2017, electing to apply it retrospectively to all periods presented. As a result, $3.9 million of deferred taxes was reclassified from current to non-current on the consolidated balance sheet as of April 29, 2017.

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

7. COMMITMENTS AND CONTINGENCIES

As of July 29, 2017, we guaranteed the residual value of certain leased equipment in the amount of $2.0 million. On July 31, 2017 the lease term was extended for 24 months to August 1, 2019. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates, the Company shall be required to pay the difference up to such guaranteed amount. The Company does not expect to incur a loss on such guarantee.

8. CASH DIVIDEND

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend of $69.9 million was paid on August 4, 2017. The cash dividend is reported as a current liability in the accompanying Condensed Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Three Months Ended July 29, 2017 (first quarter of fiscal 2018) compared to Three Months Ended July 30, 2016 (first quarter of fiscal 2017)

Net sales for the first quarter of fiscal 2018 increased 19.7% to $259.8 million compared to $217.1 million for the first quarter of fiscal 2017. The increase in sales resulted primarily from a 14.9% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 37.9% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. Average selling price per case increased 2.6% due to changes in product mix.

Gross profit for the first quarter of fiscal 2018 increased 22.2% to $104.5 million compared to $85.5 million for the first quarter of fiscal 2017. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case was flat. As a result, the gross margin improved to 40.2% compared to 39.4% for the first quarter of fiscal 2017.

Selling, general and administrative expenses for the first quarter of fiscal 2018 increased $5.2 million to $46.7 million from $41.5 million for the first quarter of fiscal 2017. The increase was primarily due to distribution and other volume related expenses and marketing spending increases. As a percent of net sales, selling, general and administrative expenses decreased to 18.0% primarily due to the leveraging effects of higher volume on fixed costs and growth of products distributed by customer pick-up.

Other income includes interest income of $281,000 for the first quarter of fiscal 2018 and $103,000 for the first quarter of fiscal 2017. The increase in interest income is due to changes in average invested balances and increased return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 34.1% for the first quarter of fiscal 2018 and 34.2% for the first quarter of fiscal 2017. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes and the domestic manufacturing deduction.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 29, 2017, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend totaling $69.9 million was paid on August 4, 2017.

Cash Flows

The Company’s cash position increased $39.5 million for the first quarter of fiscal 2018, which compares to an increase of $27.0 million for the first quarter of fiscal 2017.

Net cash provided by operating activities for the first quarter of fiscal 2018 amounted to $43.5 million compared to $30.5 million for the first quarter of fiscal 2017. For the first quarter of fiscal 2018, cash flow was principally provided by net income of $38.3 million, an increase in accrued and other liabilities of $24.8 million and depreciation and amortization aggregating $3.5 million, offset in part by seasonal and sales volume related increases in trade receivables and inventory.

Financial Position

During the first quarter of fiscal 2018, our working capital decreased to $147.6 million from $181.1 million at April 29, 2017. The decrease in working capital was due to recognition of the $69.9 million cash dividend declared in May 2017 and higher income taxes payable, partially offset by higher cash, trade receivables and inventories. Trade receivables increased $14.9 million due to increased sales, while days sales outstanding improved to 30.2 days from 30.6 days. Inventories increased $4.0 million as a result of the Company maintaining higher inventory levels to support sales increases. Inventory turns improved to 10.8 from 9.5 times. At July 29, 2017, the current ratio was 1.8 to 1 compared to 3.1 to 1 at April 29, 2017 primarily due to the effect of the cash dividend.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2017

National Beverage Corp.
(Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and Chief Accounting Officer