Form 10-Q
period 2017-10-28
NATIONAL BEVERAGE CORP
filed 2017-12-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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

The number of shares of registrant’s common stock outstanding as of December 1, 2017 was 46,600,750.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 28,	April 29,
	2017	2017
Assets
Current assets:
Cash and equivalents	$128,836	$136,372
Trade receivables - net	80,293	71,319
Inventories	59,725	53,355
Prepaid and other assets	11,059	7,275
Total current assets	279,913	268,321
Property, plant and equipment - net	69,359	65,150
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	6,093	5,752
Total assets	$370,125	$353,983

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$64,726	$58,100
Accrued liabilities	31,985	29,017
Income taxes payable	73	89
Total current liabilities	96,784	87,206
Deferred income taxes - net	13,846	12,087
Other liabilities	8,522	9,072
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,633,534 shares issued (50,616,134 shares at April 29)	506	506
Additional paid-in capital	36,000	35,638
Retained earnings	230,302	227,928
Accumulated other comprehensive income (loss)	2,015	(604)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	250,973	245,618
Total liabilities and shareholders' equity	$370,125	$353,983

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net sales	$244,119	$203,180	$503,951	$420,288

Cost of sales	148,039	124,463	303,368	256,077

Gross profit	96,080	78,717	200,583	164,211

Selling, general and administrative expenses	45,423	41,397	92,146	82,885

Interest expense	51	50	101	88

Other income - net	306	122	617	219

Income before income taxes	50,912	37,392	108,953	81,457

Provision for income taxes	16,932	12,788	36,701	27,858

Net income	$33,980	$24,604	$72,252	$53,599

Earnings per common share:
Basic	$.73	$.53	$1.55	$1.15
Diluted	$.72	$.53	$1.54	$1.15

Weighted average common shares outstanding:
Basic	46,593	46,560	46,589	46,558
Diluted	46,925	46,761	46,921	46,764

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net income	$33,980	$24,604	$72,252	$53,599

Other comprehensive income, net of tax:
Cash flow hedges	3,247	840	2,619	1,255

Comprehensive income	$37,227	$25,444	$74,871	$54,854

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended
	October 28,	October 29,
	2017	2016
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	506	506

Additional Paid-In Capital
Beginning of period	35,638	34,570
Stock options exercised	282	100
Stock-based compensation	80	98
Stock-based tax benefits	-	76
End of period	36,000	34,844

Retained Earnings
Beginning of period	227,928	190,733
Net income	72,252	53,599
Common stock cash dividend	(69,878)	-
End of period	230,302	244,332

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(604)	(1,807)
Cash flow hedges, net of tax	2,619	1,255
End of period	2,015	(552)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$250,973	$261,280

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 28,	October 29,
	2017	2016
Operating Activities:
Net income	$72,252	$53,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,087	6,357
Deferred income tax provision (benefit)	214	(127)
Gain on sale of property, net	-	(6)
Stock-based compensation	80	98
Stock-based tax benefits	-	76
Changes in assets and liabilities:
Trade receivables	(8,974)	(2,260)
Inventories	(6,370)	(2,170)
Prepaid and other assets	(1,069)	(854)
Accounts payable	6,626	(5,905)
Accrued and other liabilities	2,492	4,456
Net cash provided by operating activities	72,338	53,264

Investing Activities:
Additions to property, plant and equipment	(10,317)	(8,468)
Proceeds from sale of property, plant and equipment	39	15
Net cash used in investing activities	(10,278)	(8,453)

Financing Activities:
Dividends paid on common stock	(69,878)	-
Proceeds from stock options exercised	282	100
Net cash (used in) provided by financing activities	(69,596)	100

Net (Decrease) Increase in Cash and Equivalents	(7,536)	44,911

Cash and Equivalents - Beginning of Period	136,372	105,577

Cash and Equivalents - End of Period	$128,836	$150,488

Other Cash Flow Information:
Interest paid	$38	$152
Income taxes paid	$37,643	$25,770

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 28, 2017 were comprised of finished goods of $38.4 million and raw materials of $21.3 million. Inventories at April 29, 2017 were comprised of finished goods of $35.0 million and raw materials of $18.4 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 28, 2017	April 29, 2017
Land	$9,500	$9,500
Buildings and improvements	51,323	51,157
Machinery and equipment	181,073	172,257
Total	241,896	232,914
Less accumulated depreciation	(172,537)	(167,764)
Property, plant and equipment – net	$69,359	$65,150

Depreciation expense was $3.1 million and $6.1 million for the three and six months ended October 28, 2017, respectively, and $2.7 million and $5.4 million for the three and six months ended October 29, 2016, respectively.

3. DEBT

At October 28, 2017, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from June 18, 2018 to April 30, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 28, 2017 or April 29, 2017. At October 28, 2017, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 28, 2017, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 28, 2017, options to purchase 17,400 shares were exercised (weighted average exercise price of $16.18 per share) and options to purchase 900 shares were cancelled (weighted average exercise price of $17.59 per share). At October 28, 2017, options to purchase 365,795 shares (weighted average exercise price of $11.24 per share) were outstanding and stock-based awards to purchase 2,810,914 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and six months ended October 28, 2017 and October 29, 2016:

	(In thousands)
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Recognized in AOCI:
Gain (loss) before income taxes	$5,523	$253	$4,556	$(197)
Less income tax provision (benefit)	2,049	94	1,690	(73)
Net	$3,474	$159	$2,866	$(124)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$362	$(1,083)	$393	$(2,193)
Less income tax provision (benefit)	135	(402)	146	(814)
Net	$227	$(681)	$247	$(1,379)
Net change to AOCI	$3,247	$840	$2,619	$1,255

As of October 28, 2017, the notional amount of our outstanding aluminum swap contracts was $42.6 million and, assuming no change in the commodity prices, $3.1 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of October 28, 2017, the fair value of the derivative asset and derivative long-term asset was $3.1 million and $308,000, which was included in prepaid and other assets and other assets, respectively. At April 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $602,000, $848,000 and $476,000, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes and forfeitures, as well as classification of certain items in the statement of cash flows. The Company adopted ASU 2016-09 effective April 30, 2017 and elected to apply the cash flow guidance retrospectively; therefore, cash flow from operating activities increased and cash flow from financing activities decreased by $76,000 for the six months ended October 29, 2016. The Company also elected to continue to estimate the number of awards that are expected to vest using the forfeiture option. The adoption of ASU 2016-09 reduced the Company’s income tax expense by $480,000 and $561,000 for the three and six months ended October 28, 2017, respectively.

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

In August 2017, the FASB issued Accounting Standards Update 2017-12, “Targeted Improvements to Accounting for Hedge Activities” (“ASU 2017-12”). This amendment simplifies the application of hedge accounting and enables companies to better portray the economics of risk management activities in their financial statements. ASU 2017-12 is effective for our fiscal year beginning April 28, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

As of October 28, 2017, we guaranteed the residual value of certain leased equipment in the amount of $1.7 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2019, the Company shall be required to pay the difference up to such guaranteed amount. The Company does not expect to incur a loss on such guarantee.

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

RESULTS OF OPERATIONS

Three Months Ended October 28, 2017 (second quarter of fiscal 2018) compared to

Three Months Ended October 29, 2016 (second quarter of fiscal 2017)

Net sales for the second quarter of fiscal 2018 increased 20.1% to $244.1 million compared to $203.2 million for the second quarter of fiscal 2017. The increase in sales resulted primarily from a 17.7% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 41.0% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. Average selling price per case increased 1.4% due to changes in product mix.

Gross profit for the second quarter of fiscal 2018 increased 22.1% to $96.1 million compared to $78.7 million for the second quarter of fiscal 2017. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case was flat. As a result, gross margin improved to 39.4% compared to 38.7% for the second quarter of fiscal 2017.

Selling, general and administrative expenses for the second quarter of fiscal 2018 increased $4.0 million to $45.4 million from $41.4 million for the second quarter of fiscal 2017. The increase was due to higher distribution, selling, marketing and administrative costs, primarily related to volume growth. As a percent of net sales, selling, general and administrative expenses decreased to 18.6% from 20.4% primarily due to the leveraging effects of higher volume on fixed costs.

Other income includes interest income of $315,000 for the second quarter of fiscal 2018 and $143,000 for the second quarter of fiscal 2017. The increase in interest income is due to higher return on investments, partially offset by lower average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 33.3% for the second quarter of fiscal 2018 and 34.2% for the second quarter of fiscal 2017. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, the domestic manufacturing deduction and the adoption of ASU 2016-09 related to share-based payment awards. See Note 6 of Notes to Unaudited Consolidated Financial Statements.

Six Months Ended October 28, 2017 (first six months of fiscal 2018) compared to

Six Months Ended October 29, 2016 (first six months of fiscal 2017)

Net sales for the first six months of fiscal 2018 increased 19.9% to $504.0 million compared to $420.3 million for the first six months of fiscal 2017. The increase in sales resulted primarily from a 16.2% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 39.3% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. Average selling price per case increased 2.0% due to changes in product mix.

Gross profit for the first six months of fiscal 2018 increased 22.1% to $200.6 million compared to $164.2 million for the first six months of fiscal 2017. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case was flat. As a result, gross margin improved to 39.8% compared to 39.1% for the first six months of fiscal 2017.

Selling, general and administrative expenses for the first six months of fiscal 2018 increased $9.3 million to $92.1 million from $82.9 million for the first six months of fiscal 2017. The increase was due to higher distribution, selling, marketing and administrative costs, primarily related to volume growth. As a percent of net sales, selling, general and administrative expenses decreased to 18.3% from 19.7% primarily due to the leveraging effects of higher volume on fixed costs.

Other income includes interest income of $596,000 for the first six months of fiscal 2018 and $246,000 for the first six months of fiscal 2017. The increase in interest income is due to both average invested balances and return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 33.7% for the first six months of fiscal 2018 and 34.2% for the first six months of fiscal 2017. The difference between the effective rate and the federal statutory rate of 35% was primarily due to the effects of state income taxes, the domestic manufacturing deduction and the adoption of ASU 2016-09 related to share-based payment awards. See Note 6 of Notes to Unaudited Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 28, 2017, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend totaling $69.9 million was paid on August 4, 2017.

Cash Flows

Net cash provided by operating activities for the first six months of fiscal 2018 amounted to $72.3 million compared to $53.3 million for the first six months of fiscal 2017. For the first six months of fiscal 2018, cash flow was principally provided by net income of $72.3 million, an increase in accounts payable of $6.6 million and depreciation and amortization aggregating $7.1 million, offset in part by volume related increases in trade receivables and inventory.

Net cash used in investing activities for the first six months of fiscal 2018 reflects capital expenditures of $10.3 million, compared to capital expenditures of $8.5 million for the first six months of fiscal 2017. Capital expenditures were increased in order to support volume growth.

Net cash used in financing activities for the first six months of fiscal 2018 amounted to $69.6 million, which included the payment of cash dividends of $69.9 million.

Financial Position

During the first six months of fiscal 2018, our working capital increased to $183.1 million from $181.1 million at April 29, 2017. The increase in working capital resulted primarily from higher trade receivables and inventories, partially offset by lower cash and higher accounts payable balances. Trade receivables increased $9.0 million due to increased sales, while days sales outstanding improved to 29.9 days from 30.6 days. Inventories increased $6.4 million as a result of the Company maintaining higher inventory levels to support sales increases. Inventory turns improved to 9.9 from 9.5 times. At October 28, 2017, the current ratio was 2.9 to 1 compared to 3.1 to 1 at April 29, 2017 primarily due to the effect of the $69.9 million cash dividend.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2017.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement dated October 4, 2017 between NewBevCo, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2017

National Beverage Corp. (Registrant)

By: /s/ Gregory P. Cook
Gregory P. Cook Vice President – Controller and Chief Accounting Officer