Form 10-Q
period 2018-01-27
NATIONAL BEVERAGE CORP
filed 2018-03-08
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 27, 2018

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

The number of shares of registrant’s common stock outstanding as of March 2, 2018 was 46,608,690.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	January 27,	April 29,
	2018	2017
Assets
Current assets:
Cash and equivalents	$155,023	$136,372
Trade receivables - net	75,942	71,319
Inventories	60,832	53,355
Prepaid and other assets	13,219	7,275
Total current assets	305,016	268,321
Property, plant and equipment - net	75,009	65,150
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,907	5,752
Total assets	$400,692	$353,983

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,499	$58,100
Accrued liabilities	32,158	29,017
Income taxes payable	103	89
Total current liabilities	90,760	87,206
Deferred income taxes - net	7,752	12,087
Other liabilities	8,675	9,072
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,641,234 shares issued (50,616,134 shares at April 29)	506	506
Additional paid-in capital	36,156	35,638
Retained earnings	271,382	227,928
Accumulated other comprehensive income (loss)	3,311	(604)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,544 shares	(12,900)	(12,900)
Total shareholders' equity	293,505	245,618
Total liabilities and shareholders' equity	$400,692	$353,983

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017

Net sales	$227,477	$194,564	$731,428	$614,852

Cost of sales	136,284	118,644	439,652	374,721

Gross profit	91,193	75,920	291,776	240,131

Selling, general and administrative expenses	45,443	39,158	137,589	122,043

Interest expense	50	51	151	139

Other income - net	426	197	1,043	416

Income before income taxes	46,126	36,908	155,079	118,365

Provision for income taxes	5,046	12,623	41,747	40,481

Net income	$41,080	$24,285	$113,332	$77,884

Earnings per common share:
Basic	$.88	$.52	$2.43	$1.67
Diluted	$.88	$.52	$2.42	$1.67

Weighted average common shares outstanding:
Basic	46,603	46,566	46,594	46,561
Diluted	46,923	46,763	46,921	46,764

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017

Net income	$41,080	$24,285	$113,332	$77,884

Other comprehensive income, net of tax:
Cash flow hedges	1,296	520	3,915	1,775

Comprehensive income	$42,376	$24,805	$117,247	$79,659

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 27,	January 28,
	2018	2017
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	506	506

Additional Paid-In Capital
Beginning of period	35,638	34,570
Stock options exercised	399	186
Stock-based compensation	119	146
Stock-based tax benefits	-	153
End of period	36,156	35,055

Retained Earnings
Beginning of period	227,928	190,733
Net income	113,332	77,884
Common stock cash dividend	(69,878)	(69,850)
End of period	271,382	198,767

Accumulated Other Comprehensive Loss
Beginning of period	(604)	(1,807)
Cash flow hedges, net of tax	3,915	1,775
End of period	3,311	(32)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$293,505	$216,446

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 27,	January 28,
	2018	2017
Operating Activities:
Net income	$113,332	$77,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,273	9,600
Deferred income tax benefit	(5,806)	(189)
Gain on sale of property, net	(9)	(5)
Stock-based compensation	119	146
Stock-based tax benefits	-	153
Changes in assets and liabilities:
Trade receivables	(4,623)	(7,664)
Inventories	(7,477)	(518)
Prepaid and other assets	(1,840)	(1,703)
Accounts payable	399	282
Accrued and other liabilities	2,390	3,586
Net cash provided by operating activities	106,758	81,572

Investing Activities:
Additions to property, plant and equipment	(18,686)	(11,834)
Proceeds from sale of property, plant and equipment	58	15
Net cash used in investing activities	(18,628)	(11,819)

Financing Activities:
Dividends paid on common stock	(69,878)	(69,850)
Proceeds from stock options exercised	399	186
Net cash used in financing activities	(69,479)	(69,664)

Net Increase in Cash and Equivalents	18,651	89

Cash and Equivalents - Beginning of Period	136,372	105,577

Cash and Equivalents - End of Period	$155,023	$105,666

Other Cash Flow Information:
Interest paid	$76	$165
Income taxes paid	$48,848	$40,389

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 27, 2018 were comprised of finished goods of $37.2 million and raw materials of $23.6 million. Inventories at April 29, 2017 were comprised of finished goods of $35.0 million and raw materials of $18.4 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 27, 2018	April 29, 2017
Land	$9,500	$9,500
Buildings and improvements	51,469	51,157
Machinery and equipment	188,878	172,257
Total	249,847	232,914
Less accumulated depreciation	(174,838)	(167,764)
Property, plant and equipment – net	$75,009	$65,150

Depreciation expense was $2.7 million and $8.8 million for the three and nine months ended January 27, 2018, respectively, and $2.7 million and $8.1 million for the three and nine months ended January 28, 2017, respectively.

3. DEBT

At January 27, 2018, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from June 18, 2018 to April 30, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 27, 2018 or April 29, 2017. At January 27, 2018, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 27, 2018, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 27, 2018, options to purchase 25,100 shares were exercised (weighted average exercise price of $15.89 per share) and options to purchase 1,300 shares were cancelled (weighted average exercise price of $17.59 per share). At January 27, 2018, options to purchase 357,695 shares (weighted average exercise price of $11.15 per share) were outstanding and stock-based awards to purchase 2,811,314 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and nine months ended January 27, 2018 and January 28, 2017:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Recognized in AOCI:
Gain (loss) before income taxes	$2,067	$176	$6,623	$(21)
Less income tax provision (benefit)	731	65	2,421	(8)
Net	$1,336	$111	$4,202	$(13)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$844	$(651)	$1,237	$(2,844)
Less income tax provision (benefit)	289	(242)	435	(1,056)
Net	$555	$(409)	$802	$(1,788)
Reclassified tax effects to provision for income taxes (see Note 6)	$515	$-	$515	$-
Net change to AOCI	$1,296	$520	$3,915	$1,775

As of January 27, 2018, the notional amount of our outstanding aluminum swap contracts was $33.6 million and, assuming no change in the commodity prices, $4.7 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of January 27, 2018, the fair value of the derivative asset was $4.7 million, which was included in prepaid and other assets. At April 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $602,000, $848,000 and $476,000, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes and forfeitures, as well as classification of certain items in the statement of cash flows. The Company adopted ASU 2016-09 effective April 30, 2017 and elected to apply the cash flow guidance retrospectively; therefore, cash flow from operating activities increased and cash flow from financing activities decreased by $153,000 for the nine months ended January 28, 2017. The Company also elected to continue to estimate the number of awards that are expected to vest using the forfeiture option. The adoption of ASU 2016-09 reduced the Company’s income tax expense by $120,000 and $681,000 for the three and nine months ended January 27, 2018, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 29, 2018.  Management is completing its evaluation and adoption is not expected to have a material impact on our financial position, results of operations or cash flows. Disclosure requirements under the new guidance have been significantly expanded.

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

In February 2018, the FASB issued Accounting Standards Update 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). This update permits the impact of lower corporate income tax rates related to items classified in accumulated other comprehensive income to be reclassified directly to retained earnings. We adopted ASU 2018-02 effective for our third quarter ended January 27, 2018. We elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

7. COMMITMENTS AND CONTINGENCIES

As of January 27, 2018, we guaranteed the residual value of certain leased equipment in the amount of $1.6 million. If the proceeds from the sale of such equipment are less than the balance required by the lease when the lease terminates on August 1, 2019, the Company shall be required to pay the difference up to such guaranteed amount. The Company does not expect to incur a loss on such guarantee.

8. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act makes changes to the U.S. tax code, including reducing the U.S. federal tax rate from 35% to 21% effective January 1, 2018. The phasing in of the lower corporate income tax rate results in a blended federal statutory rate of 30.4% for our fiscal 2018, compared with the previous 35% rate. The federal statutory tax rate will be reduced to 21% in subsequent fiscal years.

On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under FASB’s Accounting Standards Codification 740 in the reporting period that include the enactment date of the Tax Act. SAB 118 allows a company to report provisional estimates in the reporting period that include the enactment date if the company does not have the necessary information to fully analyze certain income tax effects of the Tax Act.

We are compelled by regulations to record a one-time adjustment to remeasure previous deferred tax liabilities by $4.3 million and adjust prior year-to-date income tax to the estimated effective tax rate for the full year resulting in a $7 million reduction in tax expense.

Accordingly, our effective tax rate for the third quarter and first nine months of fiscal 2018 was 10.9% and 26.9%, respectively.  For the third quarter and first nine months of fiscal 2017, the effective tax rate was 34.2%.

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

RESULTS OF OPERATIONS

Three Months Ended January 27, 2018 (third quarter of fiscal 2018) compared to

Three Months Ended January 28, 2017 (third quarter of fiscal 2017)

Net sales for the third quarter of fiscal 2018 increased 16.9% to $227.5 million compared to $194.6 million for the third quarter of fiscal 2017. The increase in sales resulted primarily from a 14.9% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 38.0% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks primarily due to the conclusion of the Company’s retail brands business. Average selling price per case increased 2.0% due to changes in product mix.

Gross profit for the third quarter of fiscal 2018 increased 20.1% to $91.2 million compared to $75.9 million for the third quarter of fiscal 2017.  The increase in gross profit is due to increased volume and growth in higher-margin Power+ Brands. Cost of sales per case was flat. As a result, gross margin improved to 40.1% compared to 39.0% for the third quarter of fiscal 2017.

Selling, general and administrative expenses for the third quarter of fiscal 2018 increased $6.3 million to $45.4 million from $39.2 million for the third quarter of fiscal 2017.  The increase was due to higher distribution, selling and marketing costs, related to volume growth.  As a percent of net sales, selling, general and administrative expenses were relatively flat.

Other income includes interest income of $402,000 for the third quarter of fiscal 2018 and $191,000 for the third quarter of fiscal 2017. The increase in interest income is due to higher average invested balances and return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 10.9% for the third quarter of fiscal 2018 and 34.2% for the third quarter of fiscal 2017.  The reduction in the effective tax rate as compared to the same period in the prior year was due primarily to the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017. The Tax Act makes changes to the U.S. tax code, including reducing the U.S. federal tax rate from 35% to 21% effective January 1, 2018.  The phasing in of the lower corporate income tax rate results in a blended federal statutory rate of 30.4% for our fiscal 2018, compared with the previous 35% rate.  The federal statutory tax rate will be reduced to 21% in subsequent fiscal years. Additionally, our effective rate in both periods varies from the federal statutory rate due to state income taxes, the domestic manufacturing deduction and the adoption of ASU 2016-09 related to share-based payment awards.  See Note 6 of Notes to Unaudited Consolidated Financial Statements.

We are compelled by regulations to record a one-time adjustment to remeasure previous deferred tax liabilities by $4.3 million and adjust prior year-to-date income tax to the estimated effective tax rate for the full year resulting in a $7 million reduction in tax expense.

Nine Months Ended January 27, 2018 (first nine months of fiscal 2018) compared to

Nine Months Ended January 28, 2017 (first nine months of fiscal 2017)

Net sales for the first nine months of fiscal 2018 increased 19.0% to $731.4 million compared to $614.9 million for the first nine months of fiscal 2017. The increase in sales resulted primarily from a 15.8% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 38.9% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. Average selling price per case increased 2.0% due to changes in product mix.

Gross profit for the first nine months of fiscal 2018 increased 21.5% to $291.8 million compared to $240.1 million for the first nine months of fiscal 2017. The increase in gross profit is due to increased volume and growth in higher-margin Power+ Brands. Cost of sales per case was flat. As a result, gross margin improved to 39.9% compared to 39.1% for the first nine months of fiscal 2017.

Selling, general and administrative expenses for the first nine months of fiscal 2018 increased $15.5 million to $137.6 million from $122.0 million for the first nine months of fiscal 2017. The increase was due to higher distribution, selling, marketing and administrative costs, primarily related to volume growth. As a percent of net sales, selling, general and administrative expenses decreased to 18.8% from 19.8% primarily due to the leveraging effects of higher volume on fixed costs.

Other income includes interest income of $998,000 for the first nine months of fiscal 2018 and $437,000 for the first nine months of fiscal 2017. The increase in interest income is due to higher average invested balances and return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 26.9% for the first nine months of fiscal 2018 and 34.2% for the first nine months of fiscal 2017. The reduction in the effective tax rate was due primarily to the statutory rate decreases set forth in the Tax Act discussed above. Additionally, our effective rate in both periods varies from the federal statutory rate due to state income taxes, the domestic manufacturing deduction and the adoption of ASU 2016-09 related to share-based payment awards. See Note 6 of Notes to Unaudited Consolidated Financial Statements.

We are compelled by regulations to record a one-time adjustment to remeasure previous deferred tax liabilities by $4.3 million and adjust prior year-to-date income tax to the estimated effective tax rate for the full year resulting in a $7 million reduction in tax expense.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 27, 2018, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On May 5, 2017, the Company declared a special cash dividend of $1.50 per share to shareholders of record on June 5, 2017. The cash dividend totaling $69.9 million was paid on August 4, 2017.

Cash Flows

Net cash provided by operating activities for the first nine months of fiscal 2018 amounted to $106.8 million compared to $81.4 million for the first nine months of fiscal 2017. For the first nine months of fiscal 2018, cash flow was principally provided by net income of $113.3 million and depreciation and amortization aggregating $10.3 million, offset in part by volume related increases in trade receivables and inventory.

Net cash used in investing activities for the first nine months of fiscal 2018 reflects capital expenditures of $18.7 million, compared to capital expenditures of $11.8 million for the first nine months of fiscal 2017. Capital expenditures increased in order to support volume growth.

Net cash used in financing activities for the first nine months of fiscal 2018 amounted to $69.5 million, which included the payment of cash dividends of $69.9 million. The first nine months of fiscal 2017 included the payment of cash dividends of $69.9 million.

Financial Position

During the first nine months of fiscal 2018, working capital increased to $214.3 million from $181.1 million at April 29, 2017. The increase in working capital resulted primarily from higher cash, trade receivables, inventories and prepaid and other assets, partially offset by higher accrued liabilities. Trade receivables increased $4.6 million due to increased sales, while days sales outstanding improved slightly to 30.4 days from 30.6 days. Inventories increased $7.5 million as a result of higher inventory levels to support sales increases. Inventory turns declined to 9.0 from 9.5 times. Prepaid and other assets increased $5.9 million due to increases in the cash flow hedge asset and income tax refund receivable. At January 27, 2018, the current ratio was 3.4 to 1 compared to 3.1 to 1 at April 29, 2017.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2018

National Beverage Corp. (Registrant)

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer