Form 10-K
period 2018-04-28
NATIONAL BEVERAGE CORP
filed 2018-06-27
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓]              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 28, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (✓) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes (✓) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (✓)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.: Large accelerated filer (✓) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company ( ) Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (✓)

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $95.28 on October 27, 2017 was approximately $1.1 billion.

The number of shares of Registrant’s common stock outstanding as of June 22, 2018 was 46,618,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.     BUSINESS

GENERAL

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices and, to a lesser degree, energy drinks. Over the past few years, our carbonated soft drink brands continue to be modified as we endeavor to make them more adaptable to our consumers. We believe our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of consumers including ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened or high-calorie beverages.

Flavor Innovation – Building on a rich tradition of flavor and brand innovation with more than a 125 year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category. Proprietary flavors and essences are developed and tested in-house and only made commercially available after extensive concept and sensory evaluation. Our variety of distinctive flavors provides us a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Innovation Ethic – We believe that innovative marketing, packaging and consumer engagement is more effective in today’s marketplace than traditional higher-cost national advertising. In addition to our cost-effective social media platforms, we utilize regionally-focused marketing programs and in-store “brand ambassadors” to interact and obtain feedback from our consumers. We also believe the design of our packages and the overall optical effect of their placement on the shelf (“shelf marketing”) has become more important as millennials and younger generations become increasingly influential consumers, and are now influencing baby boomers and older generations.

Creative Dynamics – In a beverage industry that is dominated by the “cola giants”, we pride ourselves on being smaller, faster and stronger. We believe we are able to respond faster and more creatively to consumer trends than competitors who are burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new product concepts to lead the market defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend-forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs.

Presently, our primary market focus is the United States and Canada. Certain of our products are also distributed on a limited basis in other countries and options to expand distribution to other regions are being considered.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, LaCroix NiCola® and Shasta® Sparkling Water products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 125 years.

Power+ Brands –

LaCroix

100% naturally-essenced LaCroix® Sparkling Water, our most significant and dominant brand, has uniquely redefined the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, the innocence of LaCroix has propelled it to the top-selling domestic sparkling water. Naturally essenced, LaCroix has gained the support of national retailers in multiple channels, including mass merchants, mainstream supermarkets and natural and specialty food retailers.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavors. Cúrate naturally refreshes in tall 12 oz. consumer-favored cans. Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is a trendsetting addition to a brand that is the healthy alternative for trend-forward consumers.

NiCola® by LaCroix, an innovative sparkling water captures the ‘crossover’ cola consumers with its ‘innocent’ effect of no calories, sodium, sweetener or any ingredient that the health-conscious consumer avoids. NiCola is designed for those cola and diet cola consumers within the $82 billion U.S. carbonated soft drink market who are looking to continue to quench their cola-craving taste without negative health consequences.

Additional LaCroix themes are in development and feature unique packaging, ground-breaking flavor concepts, and a go-to-market strategy designed to maximize cultural demographic concepts.

Shasta Sparkling

Shasta® Sparkling Water duplicates the iconic flavors that have charmed its loyal consumers over the past 125 plus years with the first genuine soft-drink alternative (SDA). Shasta Sparkling is naturally-essenced without calories, sodium and sweeteners. ‘Simply Natural and Smartly Healthy,’ Shasta Sparkling continues to gain focused distribution in progressive retailers backed by enthusiastic consumer and brand experiences.

This innovative beverage provides consumers nostalgic Shasta flavors in an entirely “innocent” and exciting alternative, including Lemon-Lime Splash, Draft Root Beer, Shasta Cola, California Orange, Original Pure and Big Black Cherry. Shasta Sparkling complements a healthier lifestyle with its eloquent design and packaging in tall 10.5 ounce cans with an industry-first “clean” label.

Everfresh and Mr. Pure

Everfresh® and Mr. Pure® 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya, Pineapple Mango, Peach Watermelon and Island Punch. Distributed primarily in the Midwest, the brands’ signature package is a hot-filled, 16 oz. glass bottle primarily for single-serve consumption.

Everfresh Premier Varietals™, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of 100% natural apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady.

Rip It

Rip It® Energy Fuel is ‘Real Energy for Real People’ offering flavor freedom in 14 exceptional flavors with 6 sugar free options. With its unique positioning, Rip It continues to gain fans in the growing energy category. Rip It “Tribute” themed energy is a successful military-inspired addition to the lineup. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in eight flavors is marketed through our distribution system in displayable package configurations.

Carbonated Soft Drinks –

More than 125 years old, Shasta® is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and continues to earn consumer loyalty by delivering value, convenience and such unique tastes as Raspberry Crème, Pineapple Orange and Very Cherry Twist. More than 110 years old, Faygo® products are primarily distributed east of the Mississippi River and include numerous unique flavors including Red Pop®, Moon Mist®, and Rock’n’Rye®.

We tailor our marketing and promotion programs by locale; many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and makes them more competitive as a consumer choice. In addition, products produced locally may generate retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

During recent years, we reformulated many of our brands to reduce the caloric content while still preserving their time-tested flavor profiles. Our brands, optically and ingredient-wise, are always a work in process. We continually strive to make all our drinks healthier while still maintaining their iconic taste profiles. As often as innovation develops, we endeavor to significantly improve our products, always seeking quality and authenticity over cost.

PRODUCTION

We employ a philosophy that emphasizes vertical integration; our production model integrates the procurement of raw materials and crafting of essences and concentrates with the production of finished products. Our twelve strategically-located production facilities are near major metropolitan markets across the continental United States. The locations of our facilities enable us to efficiently produce and distribute beverages to substantially all geographic markets in the United States, including the top 25 metropolitan statistical areas. Each facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes.

We believe the innovative and controlled vertical integration of our production facilities provides an advantage over certain of our competitors that rely on independent third-party bottlers to manufacture and market their products. Since we control all national production, distribution and marketing of our brands, we believe we can more effectively manage quality control and consumer appeal while responding quickly to changing market conditions.

We produce substantially all of the concentrates and essences used in our branded products. By controlling our own formulas throughout our bottling network, we can craft our products in accordance with uniform quality standards while innovating flavors to meet changing consumer preferences. We believe the combination of a Company-owned bottling network, together with uniform standards for packaging, formulations and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products through three primary distribution channels: take-home, convenience and food-service.

The take-home distribution channel consists of national and regional grocery stores, warehouse clubs, mass-merchandisers, wholesalers and dollar stores. We distribute our products to this channel primarily through the warehouse distribution system and to a lesser extent, the direct-store delivery system.

Under the warehouse distribution system, products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods. This method allows our retail partners to further maximize assets by utilizing their ability to pick-up product at our warehouses, thus further lowering their/our product costs. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe vending and cooler equipment magnifies on-site visual trial thus increasing sales and enhancing brand awareness.

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

The emphasis of our marketing consists of programs to reach consumers directly through innovative digital marketing, digital social marketing, social media engagement and creative content. We are focused on increasing our digital presence and capabilities to further enhance the consumer experience across our brands. We may retain agencies to assist with social media content creative and platform selection for our brands.

Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of regional event participation, special event marketing, endorsements, consumer coupon distribution and product sampling. Additionally, we offer numerous promotional programs to retail customers, including cooperative advertising support, ‘BrandED’ ambassadors, in-store promotional activities and other incentives. These elements allow marketing and other consumer programs to be tailored to meet local and regional demographics.

Raw Materials

Our centralized procurement group maintains relationships with numerous suppliers of ingredients and packaging. By consolidating the purchasing function for our production facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as an efficient producer of beverages.

The products we produce and sell are made from various materials including aluminum cans, glass and plastic bottles, water, carbon dioxide, juice and flavor concentrates, sweeteners, cartons and closures. We craft a substantial portion of our flavor essences and concentrates while purchasing the remaining raw materials from multiple suppliers.

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

Seasonality

Our operating results are affected by numerous factors, including fluctuations in costs of raw materials, holiday and seasonal programming and weather conditions. While yesteryear witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.

Competition

While LaCroix® Sparkling Water achieved double-digit growth in all of the 52 Nielsen metropolitan statistical areas in fiscal 2018 and is the significant brand of choice as the number one sparkling water in 42 of those markets, the beverage industry is highly competitive and our competitive position may vary by market area. Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those that dominate the beverage industry, such as Nestlé S.A., PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products may adversely affect sales of our brands.

Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through novel methods of innovation, key brand recognition, focused social media, innovative flavor variety, attractive packaging, efficient distribution methods, and, for some product lines, value pricing.

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

All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had any material adverse effect on our financial or competitive position. We believe our current practices and procedures for the control and disposition of toxic or hazardous substances comply in all material respects with applicable law.

Employees

As of April 28, 2018, we employed approximately 1,500 people, of which 370 are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

Brand image and consumer preferences. Our beverage portfolio is comprised of a number of unique brands with time-tested reputations and consumer loyalty that have been built over time. Our investments in social media and marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, could tarnish our reputation and brand image and could cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial results could be adversely affected.

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

Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity. These items are subject to price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or the availability is limited, our financial results could be adversely affected.

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

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”. The following table shows the range of high and low prices per share of the Common Stock for the fiscal quarters indicated:

	Fiscal Year Ended
	April 28, 2018		April 29, 2017
	High	Low	High	Low

First Quarter	$110.64	$81.65	$64.73	$46.50

Second Quarter	129.82	91.50	58.30	39.14

Third Quarter	113.70	93.01	54.65	44.21

Fourth Quarter	114.77	83.78	92.85	48.81

At June 6, 2018 there were approximately 28,000 holders of our Common Stock, the majority of which hold their shares in the names of various dealers and/or clearing agencies.

The Company paid special cash dividends on Common Stock of $69.9 million ($1.50 per share) on both August 4, 2017 (Fiscal 2018) and January 27, 2017 (Fiscal 2017).

The Company is authorized under its stock buyback program to repurchase 1.6 million shares of Common Stock. As of April 28, 2018, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. No shares of Common Stock have been repurchased during the last three fiscal years.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 27, 2013, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index, (iii) the S&P 500 Index, and (iv) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation. Based on the cumulative total return below, an investment in our Common Stock on April 27, 2013 provided a compounded annual return of approximately 45% as of April 28, 2018.

Comparison of 5-Year Cumulative Total Return
among National Beverage Corp., the NASDAQ Composite Index, the S&P 500 Index and a Peer Group
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
4/27/2013
5/3/2014
5/2/2015
4/30/2016
4/29/2017
4/28/2018
National Beverage Corp.
NASDAQ Composite - Total Return
S&P 500 - Total Return
Peer Group

	4/27/2013	5/3/2014	5/2/2015	4/30/2016	4/29/2017	4/28/2018

National Beverage Corp.	$100.00	$131.85	$153.88	$320.80	$625.93	$644.46

NASDAQ Composite - Total Return	100.00	127.40	156.45	151.07	193.65	230.40

S&P 500 - Total Return	100.00	121.43	138.89	139.05	163.96	187.24

Peer Group	100.00	97.62	121.03	178.03	207.92	197.64

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 28,	April 29,	April 30,	May 2,	May 3,
	2018	2017	2016	2015	2014(4)
SUMMARY OF OPERATIONS:
Net sales	$975,734	$826,918	$704,785	$645,825	$641,135
Cost of sales	584,599	500,841	463,348	426,685	423,480
Gross profit	391,135	326,077	241,437	219,140	217,655
Selling, general and administrative expenses	186,947	163,600	148,384	145,157	153,220
Interest expense	201	189	203	371	660
Other (income) expense - net	(1,502)	(537)	145	(1,101)	666
Income before income taxes	205,489	162,825	92,705	74,713	63,109
Provision for income taxes	55,715	55,780	31,507	25,402	19,474
Net income	$149,774	$107,045	$61,198	$49,311	$43,635

PER SHARE DATA:
Basic earnings per common share (1)	$3.21	$2.30	$1.31	$1.06	$.93
Diluted earnings per common share (1)	3.19	2.29	1.31	1.05	.92
Closing stock price	89.78	88.59	46.74	22.42	19.21
Dividends paid on common stock (2)	1.50	1.50	-	-	-

BALANCE SHEET DATA:
Cash and equivalents (2)	$189,864	$136,372	$105,577	$52,456	$29,932
Working capital (2) (3)	248,297	181,115	143,603	97,130	75,933
Property, plant and equipment - net	85,807	65,150	61,932	60,182	59,494
Total assets (2) (3)	458,832	353,983	301,044	243,402	220,156
Long-term debt	-	-	-	10,000	30,000
Deferred income tax liability (3)	14,502	12,087	10,020	10,897	11,188
Shareholders' equity (2)	331,440	245,618	206,152	147,782	106,201
Dividends paid on common stock (2)	69,878	69,850	-	-	-

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)	The Company paid special cash dividends on Common Stock of $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.
(3)	Deferred taxes have been reclassified from current assets to non-current liabilities in accordance with ASU 2015-17. See Note 1 of Notes to Consolidated Financial Statements.
(4)	Fiscal 2014 consisted of 53 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices and, to a lesser degree, energy drinks. Over the past few years, our carbonated soft drink brands continue to be modified as we endeavor to make them more adaptable to our consumers. We believe our ingenious product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

January 1986 found our infant company in possession of a month-old, typical soda pop manufacturer whose acquisition cost had not yet been determined. One, at the time, could have described it as a ‘Hail Mary’ attempt to thwart another corporate 1980’s raider takeover.

January 2018 ushered in a corporate marvel of focus that we believe not only defies the beverage giants’ power and might, but finds that its creativity and innovation transformed the entire soft drink industry!

We primarily employ the warehouse delivery system, which due to the bricks and mortar costs to all retailers, allows our retail partners to further maximize assets by utilizing their ability to pick up product at our warehouses, thus further lowering their/our product costs.

Within the final quarter of FY2018, with the exception of the warehouse delivery system, National Beverage Corp. has completed its transformation from that typical soda pop manufacturer of January 1986 to the master innovator of this healthier refreshment company! From our corporate philosophy, development of products, marketing to manufacturing, we are converting consumers to a ‘Better for You’ thirst quencher that compassionately cares for their nutritional health. We are in our infancy and have only begun in our quest to innovate for the joy, benefit and enjoyment of our consumers’ healthier lifestyle!

As the cornerstone relative to the lead-in paragraph emphasizing National Beverage’s uniqueness:

Many believe that if you put good in – Great comes out . . .

We believe that if we put excellent in – You get magical out!

Presently, National Beverage Corp. is uniquely positioned in three distinctive ways:

(1)

The retail grocery industry is in revolution. Yesteryear, each retailer induced their consumer with a proprietary brand (especially soft drinks), but today understands that the well-informed, smart consumer is demanding that retailers provide recognizable brands that have earned their respective consumer standing on their merits.

(2)

The retail grocer today is in the most competitive-indexed service industry, without exception. Innovation, plus the urgent time demands on the consumer, is requiring quick, expedient shopping and home delivery is even more of a current shoppers’ choice. Retailers cannot carry slower-moving items that home delivery will not support.

(3)

The new Millennial consumer is the most competent/knowledgeable product analyzer ever, and personal mental/physical lifestyles demand that healthier is their preferred choice. Calories must qualify as worthy; sugar being enemy #1 in the life of the Millennial.

Our strategy seeks the profitable growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring our beverage portfolio to the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened and high-caloric beverages; (ii) emphasizing unique flavor development and variety throughout our brands that appeal to multiple demographic groups; (iii) maintaining points of difference through innovative marketing, packaging and consumer engagement and (iv) responding faster and more creatively to changing consumer trends that larger competitors who are burdened by legacy production, distribution complexity and costs cannot quickly comply with.

Presently, our primary market focus is the United States and Canada. Certain of our products are also distributed on a limited basis in other countries and options to expand distribution to other regions are being considered. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products primarily through the warehouse delivery system and distributors.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. While yesteryear witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.

Our highly innovative business, where new beverages are developed and produced for selective holidays and ceremonial dates, should not be analyzed on the common three-month (quarterly) periods, traditionally found acceptable. Today, costly development projects and seasonal weather periods plus promotional packaging, make quarter-to-quarter comparisons unworthy statistics and forces companies to decision making for that purpose, not truly beneficial for investors and shareholders alike.

Traditional and typical are not a part of an innovator’s vocabulary.

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal year ended April 28, 2018 (“Fiscal 2018”) increased 18.0% to $975.7 million compared to $826.9 million for fiscal year ended April 29, 2017 (“Fiscal 2017”). The increase in sales resulted primarily from a 19.8% increase in branded case volume and, to a lesser extent, a higher average selling price. Power+ Brands volume increased 38.9%; branded carbonated soft drinks volume declined by 6.2%. The Company discontinued its lower-margin, private-label carbonated soft drink business in the third quarter of Fiscal 2018, allowing future performance to be more focused on brand equity appreciation.

Net sales for Fiscal 2017 increased 17.3% to $826.9 million compared to $704.8 million for the fiscal year ended April 30, 2016 (“Fiscal 2016”). The increase in sales resulted primarily from a 16.6% increase in case volume and, to a lesser extent, a higher average selling price. Power+ Brands volume increased 42.6%; branded carbonated soft drinks volume was flat.

Gross Profit

Gross profit for Fiscal 2018 increased 20.0% to $391.1 million compared to $326.1million for Fiscal 2017. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands, offset in part by increased cost of sales per case. Cost of sales per case increased 1.0% primarily due to higher aluminum costs. Gross margin expanded to 40.1%.

Gross profit for Fiscal 2017 increased 35.1% to $326.1 million compared to $241.4 million for Fiscal 2016. The increase in gross profit was due to increased volume, growth in higher margin Power+ Brands and a decline in cost of sales per case of 5.7%. The decrease in cost of sales per case was due to favorable product mix changes and lower raw material costs. Gross margin expanded to 39.4%.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $186.9 million or 19.2% of net sales for Fiscal 2018, increasing $23.3 million from Fiscal 2017. The increase was primarily due to shipping and other volume-related expenses and marketing spending increases. As a percent of net sales, selling, general and administrative expenses decreased primarily due to the leveraging effects of higher volume on fixed costs.

Selling, general and administrative expenses were $163.6 million or 19.8% of net sales for Fiscal 2017 compared to $148.4 million or 21.1% of net sales for Fiscal 2016. The increase was primarily due to shipping and other volume-related expenses and marketing spending increases. As a percent of net sales, selling, general and administrative expenses decreased primarily due to the leveraging effects of higher volume on fixed costs and growth of products distributed by customer pick-up.

Interest Expense and Other Expense (Income) - Net

Interest expense is comprised of fees related to maintaining lines of credit and, for part of Fiscal 2016, interest on borrowings. Interest expense was essentially flat for all years presented. Other expense is net of interest income of $1.6 million for Fiscal 2018, $.6 million for Fiscal 2017 and $.1 million for Fiscal 2016. The change in interest income is due to changes in average invested balances and increased return on investments.

Income Taxes

Our effective tax rate was 27.1% for Fiscal 2018, 34.3% for Fiscal 2017 and 34% for Fiscal 2016. The reduction in the effective tax rate was due to the statutory rate decreases set forth in the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017. Under the Tax Act, the applicable federal statutory rate was 30.4% for Fiscal 2018. Included in the effective tax rate for Fiscal 2018 is a one-time adjustment reducing income tax expense to remeasure previous deferred tax liabilities of $4.3 million. In all years, the difference between the effective rate and the federal statutory rate was due to the effects of state income taxes, the domestic manufacturing deduction and share-based payment awards. The applicable federal statutory rate under the Tax Act will be reduced to 21% for fiscal 2019. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At April 28, 2018, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.1 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. Expenditures for property, plant and equipment amounted to $32.0 million for Fiscal 2018 primarily to expand production capacity. The Company expects capital expenditures to increase in Fiscal 2019 to support volume growth.

The Company paid special cash dividends on Common Stock of $69.9 million ($1.50 per share) on both August 4, 2017 and January 27, 2017. The Company has announced it plans to develop a program to increase distribution to shareholders based on the length of time they have owned their shares.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of $9.8 million for Fiscal 2018, $8.3 million for Fiscal 2017 and $7.0 million for Fiscal 2016. At April 28, 2018, management fees payable to CMA were $2.4 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2018, $154.7 million was provided by operating activities, $31.9 million was used in investing activities and $69.3 million was used in financing activities. Cash provided by operating activities increased $40.5 million primarily due to increased earnings offset in part by increased working capital. Cash used in investing activities increased due to increased capital expenditures. Spending on property, plant and equipment exceeded depreciation expense, our typical investment level, in order to support volume growth. Cash used in financing activities includes the $69.9 million ($1.50 per share) special cash dividend paid on August 4, 2017.

During Fiscal 2017, $114.3 million was provided by operating activities, $14.0 million was used in investing activities and $69.5 million was used in financing activities. Cash provided by operating activities increased $33.8 million primarily due to increased earnings and favorable changes in working capital. Cash used in investing activities increased $2.0 million reflecting higher capital expenditures and lower proceeds from the sale of property. Cash used in financing activities includes the $69.9 million ($1.50 per share) special cash dividend paid on January 27, 2017.

Financial Position

During Fiscal 2018, our working capital increased to $248.3 million from $181.1 million at April 29, 2017. The increase in working capital resulted from higher cash, trade receivables and inventory, partially offset by higher accounts payable and accrued liabilities. Trade receivables increased $13.0 million or 18.3% due to increased sales, and days sales outstanding increased to 31.4 days from 30.6 days. Inventories increased $7.6 million or 14.2% as a result of increased finished goods and raw materials to support sales increases. Annual inventory turns remained unchanged at 9.5 times. As of April 28, 2018, the current ratio was 3.4 to 1 compared to 3.1 to 1 at April 29, 2017.

During Fiscal 2017, our working capital increased to $181.1 million from $143.6 million at April 30, 2016. The increase in working capital resulted from higher cash, trade receivables and inventory, partially offset by higher accounts payable and accrued liabilities. Trade receivables increased $10.3 million or 17% due to increased sales while days sales outstanding improved to 30.6 days from 31.0 days. Inventories increased $5.4 million as a result of higher finished goods levels to support sales increases. Annual inventory turns remained unchanged at 9.5 times. At April 29, 2017, the current ratio was 3.1 to 1 compared to 2.9 to 1 at April 30, 2016.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 28, 2018 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$28,448	$9,182	$12,856	$4,879	$1,531
Purchase commitments	15,875	11,287	3,540	1,048	-
Total	$44,323	$20,469	$16,396	$5,927	$1,531

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.4 million for Fiscal 2018, $3.1 million for Fiscal 2017 and $2.9 million for Fiscal 2016. See Note 9 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.1 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2019 and are expected to be renewed.

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

Revenue Recognition

We recognize revenue upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit, however smaller direct-store delivery accounts may be sold on a cash basis. Our credit terms typically require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant. We will adopt ASU 2014-09, Revenue from Contracts with Customers, and its amendments on April 29, 2018. See Note 1 to our consolidated financial statements for additional information on revenue recognition and the transition to the new revenue recognition guidance.

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

Interest Rates

At April 28, 2018, the Company had no borrowings outstanding. We had no debt-related interest rate exposure during Fiscal 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 28,	April 29,
	2018	2017
Assets
Current assets:
Cash and equivalents	$189,864	$136,372
Trade receivables - net	84,360	71,319
Inventories	60,920	53,355
Prepaid and other assets	17,823	7,275
Total current assets	352,967	268,321
Property, plant and equipment - net	85,807	65,150
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,298	5,752
Total assets	$458,832	$353,983

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$74,853	$58,100
Accrued liabilities	29,718	29,017
Income taxes payable	99	89
Total current liabilities	104,670	87,206
Deferred income taxes - net	14,502	12,087
Other liabilities	8,220	9,072
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 75,000,000 shares authorized; 50,650,784 shares (2018) and 50,616,134 shares (2017) issued	507	506
Additional paid-in capital	36,358	35,638
Retained earnings	307,824	227,928
Accumulated other comprehensive income (loss)	4,601	(604)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	331,440	245,618
Total liabilities and shareholders' equity	$458,832	$353,983

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2018	2017	2016

Net sales	$975,734	$826,918	$704,785

Cost of sales	584,599	500,841	463,348

Gross profit	391,135	326,077	241,437

Selling, general and administrative expenses	186,947	163,600	148,384

Interest expense	201	189	203

Other (income) expense - net	(1,502)	(537)	145

Income before income taxes	205,489	162,825	92,705

Provision for income taxes	55,715	55,780	31,507

Net income	149,774	107,045	61,198

Less preferred dividends and accretion	-	-	(238)

Earnings available to common shareholders	$149,774	$107,045	$60,960

Earnings per common share:
Basic	$3.21	$2.30	$1.31
Diluted	$3.19	$2.29	$1.31

Weighted average common shares outstanding:
Basic	46,598	46,564	46,452
Diluted	46,921	46,770	46,671

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2018	2017	2016

Net income	$149,774	$107,045	$61,198

Other comprehensive income (loss), net of tax:

Cash flow hedges	5,227	1,110	783

Other	(22)	93	(66)

Total	5,205	1,203	717

Comprehensive income	$154,979	$108,248	$61,915

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 28, 2018		April 29, 2017		April 30, 2016
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	-	-	-	-	120	120
Series D preferred redeemed	-	-	-	-	(120)	(120)
End of year	-	-	-	-	-	-
Common Stock
Beginning of year	50,616	506	50,589	506	50,418	504
Stock options exercised	35	1	27	-	171	2
End of year	50,651	507	50,616	506	50,589	506
Additional Paid-In Capital
Beginning of year		35,638		34,570		37,759
Series D preferred redeemed		-		-		(5,791)
Stock options exercised		559		365		846
Stock-based compensation		161		208		228
Stock-based tax benefits		-		495		1,528
End of year		36,358		35,638		34,570
Retained Earnings
Beginning of year		227,928		190,733		129,773
Net income		149,774		107,045		61,198
Common stock cash dividend		(69,878)		(69,850)		-
Preferred stock dividends & accretion		-		-		(238)
End of year		307,824		227,928		190,733
Accumulated Other Comprehensive Income (Loss)
Beginning of year		(604)		(1,807)		(2,524)
Cash flow hedges		5,227		1,110		783
Other		(22)		93		(66)
End of year		4,601		(604)		(1,807)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$331,440		$245,618		$206,152

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2018	2017	2016
Operating Activities:
Net income	$149,774	$107,045	$61,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,226	12,834	12,056
Deferred income tax provision (benefit)	676	1,358	(1,299)
Loss on disposal of property, net	149	72	129
Stock-based compensation	161	208	228
Stock-based tax benefits	-	495	1,528
Changes in assets and liabilities:
Trade receivables	(13,041)	(10,273)	(1,095)
Inventories	(7,565)	(5,433)	(4,998)
Prepaid and other assets	(5,437)	(2,205)	(485)
Accounts payable	16,753	8,709	4,495
Accrued and other liabilities	25	1,457	8,726
Net cash provided by operating activities	154,721	114,267	80,483

Investing Activities:
Additions to property, plant and equipment	(31,974)	(14,015)	(12,140)
Proceeds from sale of property, plant and equipment	63	28	116
Net cash used in investing activities	(31,911)	(13,987)	(12,024)

Financing Activities:
Dividends paid on common stock	(69,878)	(69,850)	-
Dividends paid on preferred stock	-	-	(186)
Repayments under credit facilities, net	-	-	(10,000)
Redemption of preferred stock	-	-	(6,000)
Proceeds from stock options exercised	560	365	848
Net cash used in financing activities	(69,318)	(69,485)	(15,338)

Net Increase in Cash and Equivalents	53,492	30,795	53,121

Cash and Equivalents - Beginning of Year	136,372	105,577	52,456

Cash and Equivalents - End of Year	$189,864	$136,372	$105,577

Other Cash Flow Information:
Interest paid	$101	$202	$116
Income taxes paid	$56,737	$55,901	$29,473

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

National Beverage Corp. innovatively develops, produces, markets and sells a distinctive portfolio of sparkling waters, juices, energy drinks and carbonated soft drinks primarily in the United States and Canada. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1.	significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. All fiscal years presented consisted of 52 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 323,000 shares in Fiscal 2018, 206,000 shares in Fiscal 2017 and 219,000 shares in Fiscal 2016.

Fair Value

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

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 28, 2018 and April 29, 2017, other liabilities included accruals of $6.5 million and $6.9 million, respectively, for estimated non-current risk retention exposures, of which $5.0 million and $5.4 million were covered by insurance.

Intangible Assets

Intangible assets as of April 28, 2018 and April 29, 2017 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 28, 2018 were comprised of finished goods of $37.6 million and raw materials of $23.3 million. Inventories at April 29, 2017 were comprised of finished goods of $35.0 million and raw materials of $18.4 million.

Marketing Costs

We are involved in a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $49.7 million in Fiscal 2018, $44.9 million in Fiscal 2017 and $38.8 million in Fiscal 2016.

New Accounting Pronouncements - adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes and forfeitures, as well as classification of certain items in the statement of cash flows. The Company adopted ASU 2016-09 effective April 30, 2017 and elected to apply the cash flow guidance retrospectively; therefore, cash flow from operating activities increased and cash flow from financing activities decreased by $495 thousand and $1.5 million for the twelve months ended April 29, 2017 and April 30, 2016, respectively. The Company also elected to continue to estimate the number of awards that are expected to vest using the forfeiture option. The adoption of ASU 2016-09 reduced the Company’s income tax expense by $886 thousand for the twelve months ended April 28, 2018.

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

New Accounting Pronouncements – not yet adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services. On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for our fiscal year beginning April 29, 2018. Management has completed its evaluation and adoption is not expected to have a material impact on our financial position, results of operations or cash flows. Disclosure requirements under the new guidance have been significantly expanded.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.

Revenue Recognition

We recognize revenue upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit, however smaller accounts are sold on a cash basis. Our credit terms typically require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales volume. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant. We will adopt ASU 2014-09, Revenue from Contracts with Customers, and its amendments on April 29, 2018 using the modified retrospective approach, with no anticipated material impact to the consolidated financial statements.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $63.3 million in Fiscal 2018, $50.0 million in Fiscal 2017 and $44.6 million in Fiscal 2016. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Stock-Based Compensation

Compensation expense for stock-based compensation awards is recognized over the vesting period based on the grant-date fair value estimated using the Black-Scholes model. See Note 8.

Trade Receivables

We record trade receivables at net realizable value, which includes an estimated allowance for doubtful accounts. We extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated losses based on our experience with past due accounts, collectability and our analysis of customer data. Activity in the allowance for doubtful accounts was as follows:

	(In thousands)
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Balance at beginning of year	$468	$484	$330
Net charge to expense	34	74	232
Net charge-off	(50)	(90)	(78)
Balance at end of year	$452	$468	$484

As of April 28, 2018 and April 29, 2017, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 28, 2018 and April 29, 2017 consisted of the following:

	(In thousands)
	2018	2017
Land	$9,500	$9,500
Buildings and improvements	56,947	51,157
Machinery and equipment	194,241	172,257
Total	260,688	232,914
Less accumulated depreciation	(174,881)	(167,764)
Property, plant and equipment – net	$85,807	$65,150

Depreciation expense was $11.1 million for Fiscal 2018, $10.7 million for Fiscal 2017 and $10.1 million for Fiscal 2016.

3.	ACCRUED LIABILITIES

Accrued liabilities as of April 28, 2018 and April 29, 2017 consisted of the following:

	(In thousands)
	2018	2017
Accrued compensation	$9,790	$9,967
Accrued promotions	7,011	8,403
Accrued freight	5,984	2,279
Other	6,933	8,368
Total	$29,718	$29,017

4.	DEBT

At April 28, 2018, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at April 28, 2018 or April 29, 2017. At April 28, 2018, $2.1 million of the Credit Facilities was reserved for standby letters of credit and $97.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 28, 2018, we were in compliance with all loan covenants.

5.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend on Common Stock of $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.

On January 25, 2013, the Company sold 400,000 shares of Special Series D Preferred Stock, par value $1 per share (“Series D Preferred”) for an aggregate purchase price of $20 million. On April 29, 2016, the Company redeemed the final remaining 120,000 shares of Series D Preferred for an aggregate price of $6 million plus accrued dividends. In addition, the Company has 150,000 shares of Series C Preferred Stock, par value $1 per share, which are held as treasury stock.

The Company is authorized under its stock buyback program to repurchase 1.6 million shares of Common Stock. As of April 28, 2018, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. No shares of Common Stock have been repurchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, whom, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel. The Board of Directors on numerous occasions contemplated incentive compensation and, while shareholder value has increased over $4.8 billion (or 11,000%) since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $9.8 million for Fiscal 2018, $8.3 million for Fiscal 2017 and $7.0 million for Fiscal 2016. Included in accounts payable were amounts due CMA of $2.4 million at April 28, 2018 and $2.1 million at April 29, 2017.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Recognized in AOCI-
Gain (loss) before income taxes	$9,498	$(984)	$(5,743)
Less income tax provision (benefit)	3,085	(365)	(2,131)
Net	6,413	(619)	(3,612)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	2,569	(2,749)	(6,987)
Less income tax provision (benefit)	1,383	(1,020)	(2,592)
Net	1,186	(1,729)	(4,395)

Net change to AOCI	$5,227	$1,110	$783

As of April 28, 2018, the notional amount of our outstanding aluminum swap contracts was $37.5 million and, assuming no change in the commodity prices, $6.2 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of April 28, 2018, the fair value of the derivative asset was $6.2 million, which was included in prepaid and other assets. As of April 29, 2017, the fair value of the derivative asset, derivative liability and derivative long-term liability was $602 thousand, $848 thousand and $476 thousand, which was included in prepaid and other assets, accrued liabilities and other liabilities, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Current	$55,039	$54,422	$32,806
Deferred	676	1,358	(1,299)
Total	$55,715	$55,780	$31,507

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 28, 2018 and April 29, 2017 consisted of the following:

	(In thousands)
	2018	2017
Deferred tax assets:
Accrued expenses and other	$2,900	$4,740
Inventory and amortizable assets	331	538
Total deferred tax assets	3,231	5,278
Deferred tax liabilities:
Property	14,858	15,157
Intangibles and other	2,875	2,208
Total deferred tax liabilities	17,733	17,365
Net deferred tax liabilities	$14,502	$12,087

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Statutory federal income tax rate	30.4%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.2	2.2
Domestic manufacturing deduction benefit	(2.4)	(3.0)	(3.0)
Remeasurement of deferred taxes	(2.9)	-	-
Other differences	(.4)	.1	(.2)
Effective income tax rate	27.1%	34.3%	34.0%

As of April 28, 2018, the gross amount of unrecognized tax benefits was $1.7 million and $191 thousand was recognized as a tax expense in Fiscal 2018. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.4 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Beginning balance	$1,743	$1,678	$1,801
Increases due to current period tax positions	204	150	145
Decreases due to lapse of statute of limitations and audit resolutions	(214)	(85)	(268)
Ending balance	$1,733	$1,743	$1,678

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 28, 2018, unrecognized tax benefits included accrued interest of $238 thousand.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act makes changes to the U.S. tax code, including reducing the U.S. federal tax rate from 35% to 21% effective January 1, 2018. The phasing in of the lower corporate income tax rate results in a blended federal statutory rate of 30.4% for our fiscal 2018, compared with the previous 35% rate. The federal statutory tax rate will be reduced to 21% in subsequent fiscal years. Included in the effective tax rate for Fiscal 2018 is a one-time adjustment reducing income tax expense to remeasure previous deferred tax liabilities of $4.3 million.

We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2015 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2011.

8.	STOCK-BASED COMPENSATION

Our stock-based compensation program is a broad-based program designed to attract and retain personnel while also aligning participant’s interests with the interests of the shareholders.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options granted were 500 shares in Fiscal 2018, no shares in Fiscal 2017 and 3,500 shares in Fiscal 2016. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8.0 years for Fiscal 2018 and 8.0 years for Fiscal 2016; weighted average expected volatility of 23.8% for Fiscal 2018 and 29.0% for Fiscal 2016; weighted average risk free interest rates of 2.4% for Fiscal 2018 and 2.1% for Fiscal 2016; and expected dividend yield of 1.6% for Fiscal 2018 and 3.3% for Fiscal 2016.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. There were no forfeitures estimated for Fiscal 2018 and Fiscal 2016.

The following is a summary of stock option activity for Fiscal 2018:

	Number of Shares	Price (a)
Options outstanding, beginning of year	383,595	$11.47
Granted	500	29.61
Exercised	(34,650)	16.15
Cancelled	(4,500)	17.59
Options outstanding, end of year	344,945	10.84
Options exercisable, end of year	209,579	8.49

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $161 thousand for Fiscal 2018, $208 thousand for Fiscal 2017 and $228 thousand for Fiscal 2016. The total fair value of shares vested was $140 thousand for Fiscal 2018, $362 thousand for Fiscal 2017 and $652 thousand for Fiscal 2016. The total intrinsic value for stock options exercised was $3.0 million for Fiscal 2018, $1.5 million for Fiscal 2017 and $5.2 million for Fiscal 2016. Net cash proceeds from the exercise of stock options were $560 thousand for Fiscal 2018, $365 thousand for Fiscal 2017 and $848 thousand for Fiscal 2016. Stock based income tax benefits aggregated $886 thousand for Fiscal 2018, $495 thousand for Fiscal 2017 and $1.5 million for Fiscal 2016. The weighted average fair value for stock options granted was $44.50 for Fiscal 2018.

As of April 28, 2018, unrecognized compensation expense related to the unvested portion of our stock options was $268 thousand, which is expected to be recognized over a weighted average period of 3.3 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 28, 2018 was 4.4 years and $27.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 28, 2018 was 3.5 years and $17 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of April 28, 2018, no shares have been issued under the plan.

9.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.4 million for Fiscal 2018, $3.1 million for Fiscal 2017 and $2.9 million for Fiscal 2016.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2018 and Fiscal 2017 is for the plans’ years ending December 31, 2016 and 2015, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2018	2017	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2016 and December 31, 2015, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2021 and May 14, 2021, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2018	2017	2016
CSSS Fund	$1,370	$1,262	$1,172
WCT Fund	619	477	485
Other multi-employer pension funds	228	201	448
Total	$2,217	$1,940	$2,105

10.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2029. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled $13.3 million for Fiscal 2018, $12.0 million for Fiscal 2017 and $9.2 million for Fiscal 2016.

Our minimum lease payments under non-cancelable operating leases as of April 28, 2018 were as follows:

(In thousands)
Fiscal 2019	$9,182
Fiscal 2020	7,615
Fiscal 2021	5,241
Fiscal 2022	3,223
Fiscal 2023	1,656
Thereafter	1,531
Total minimum lease payments	$28,448

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 28, 2018, we had purchase commitments for raw materials of $11.2 million through 2022.

As of April 28, 2018, we had purchase commitments for plant and equipment of $4.7 million for Fiscal 2019.

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

11.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Net sales	$259,832	$244,119	$227,477	$244,306
Gross profit	104,503	96,080	91,193	99,359
Net income	38,272	33,980	41,080	36,442
Earnings per common share – basic	$.82	$.73	$.88	$.78
Earnings per common share – diluted	$.82	$.72	$.88	$.78

Fiscal 2017
Net sales	$217,108	$203,180	$194,564	$212,066
Gross profit	85,494	78,717	75,920	85,946
Net income	28,995	24,604	24,285	29,161
Earnings per common share – basic	$.62	$.53	$.52	$.63
Earnings per common share – diluted	$.62	$.53	$.52	$.62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (the Company) as of April 28, 2018 and April 29, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 28, 2018, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 28, 2018 and April 29, 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended April 28, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Fort Lauderdale, Florida

June 27, 2018

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 28, 2018:

Name	Age	Position with Company

Nick A. Caporella(1)	82	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	58	President

George R. Bracken(3)	72	Executive Vice President – Finance

Gregory P. Cook(4)	60	Vice President – Controller and Chief Accounting Officer

_______________________________

(1)

Mr. Nick A. Caporella has served as Chairman of the Board, Chief Executive Officer and Director since the Company’s inception in 1985. Also, he serves as Chairman of the Nominating Committee. Since 1992, Mr. Caporella’s services have been provided to the Company by Corporate Management Advisors, Inc., a company he owns.

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

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	24
		Consolidated Statements of Income	25
		Consolidated Statements of Comprehensive Income	26
		Consolidated Statements of Shareholders’ Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29
		Report of Independent Registered Public Accounting Firm	43
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(1)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(2)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(3) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(1) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(3) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(3) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(4) *

10.6	National Beverage Corp. Special Stock Option Plan(5) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(6) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(7)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(8) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(8)*

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(9)

10.13	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein(10)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(10)

10.15	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(11)

10.16	Amended and Restated Credit Agreement dated October 4, 2017 between NewBevCo. and lender therein (12)

Exhibit No.	Description

10.17	Credit Facility Renewal Agreement, dated April 26, 2018 between NewBevCo and lender therein (13)

21	Subsidiaries of Registrant(13)

23	Consent of Independent Registered Public Accounting Firm(13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2018 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 1, 2015 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 29, 2017 and is incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2017 and is incorporated herein by reference.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ Gregory P. Cook
Gregory P. Cook
Vice President – Controller and
Chief Accounting Officer

Date: June 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2018.

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