Form 10-Q
period 2018-07-28
NATIONAL BEVERAGE CORP
filed 2018-09-06
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2018

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	59-2605822 (I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

(Address of principal executive offices including zip code)

(954) 581-0922

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (✔) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes (✔) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (✔) Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company (  ) Emerging growth company (  )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (✔)

The number of shares of registrant’s common stock outstanding as of September 4, 2018 was 46,625,640.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 28,	April 28,
	2018	2018
Assets
Current assets:
Cash and equivalents	$243,042	$189,864
Trade receivables - net	94,666	84,360
Inventories	67,814	60,920
Prepaid and other assets	9,045	17,823
Total current assets	414,567	352,967
Property, plant and equipment - net	88,608	85,807
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,215	5,298
Total assets	$523,150	$458,832

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$82,805	$74,853
Accrued liabilities	29,549	29,718
Income taxes payable	8,557	99
Total current liabilities	120,911	104,670
Deferred income taxes - net	15,545	14,502
Other liabilities	8,302	8,220
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,657,784 shares issued (50,650,784 shares at April 28)	507	507
Additional paid-in capital	36,521	36,358
Retained earnings	356,654	307,824
Accumulated other comprehensive income	2,560	4,601
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	378,392	331,440
Total liabilities and shareholders' equity	$523,150	$458,832

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 28,	July 29,
	2018	2017

Net sales	$292,590	$259,832

Cost of sales	176,896	155,329

Gross profit	115,694	104,503

Selling, general and administrative expenses	52,690	46,723

Interest expense	50	50

Other income - net	855	311

Income before income taxes	63,809	58,041

Provision for income taxes	14,979	19,769

Net income	$48,830	$38,272

Earnings per common share:
Basic	$1.05	$.82
Diluted	$1.04	$.82

Weighted average common shares outstanding:
Basic	46,619	46,585
Diluted	46,919	46,916

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 29,
	2018	2017

Net income	$48,830	$38,272

Other comprehensive loss, net of tax:
Cash flow hedges	(2,041)	(628)

Comprehensive income	$46,789	$37,644

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 29,
	2018	2017
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	507	506

Additional Paid-In Capital
Beginning of period	36,358	35,638
Stock options exercised	123	46
Stock-based compensation	40	41
End of period	36,521	35,725

Retained Earnings
Beginning of period	307,824	227,928
Net income	48,830	38,272
Common stock cash dividend	-	(69,878)
End of period	356,654	196,322

Accumulated Other Comprehensive Income (Loss)
Beginning of period	4,601	(604)
Cash flow hedges, net of tax	(2,041)	(628)
End of period	2,560	(1,232)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$378,392	$213,471

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 28,	July 29,
	2018	2017
Operating Activities:
Net income	$48,830	$38,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,955	3,531
Deferred income tax provision	1,588	108
Loss on disposal of property, net	1	6
Stock-based compensation	40	41
Changes in assets and liabilities:
Trade receivables	(10,306)	(14,819)
Inventories	(6,894)	(3,971)
Prepaid and other assets	769	(656)
Accounts payable	7,952	(3,761)
Accrued and other liabilities	13,345	24,791
Net cash provided by operating activities	59,280	43,542

Investing Activities:
Additions to property, plant and equipment	(6,226)	(4,054)
Proceeds from sale of property, plant and equipment	1	9
Net cash used in investing activities	(6,225)	(4,045)

Financing Activities:
Proceeds from stock options exercised	123	46
Net cash provided by financing activities	123	46

Net Increase in Cash and Equivalents	53,178	39,543

Cash and Equivalents - Beginning of Period	189,864	136,372

Cash and Equivalents - End of Period	$243,042	$175,915

Other Cash Flow Information:
Interest paid	$13	$25
Income taxes paid	$2	$648

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

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018. Excluding the adoption of the recently issued accounting pronouncements disclosed in Note 6, the accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 28, 2018 were comprised of finished goods of $40.6 million and raw materials of $27.2 million. Inventories at April 28, 2018 were comprised of finished goods of $37.6 million and raw materials of $23.3 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 28, 2018	April 28, 2018
Land	$9,500	$9,500
Buildings and improvements	56,957	56,947
Machinery and equipment	200,248	194,241
Total	266,705	260,688
Less accumulated depreciation	(178,097)	(174,881)
Property, plant and equipment – net	$88,608	$85,807

Depreciation expense was $3.4 million for the three months ended July 28, 2018 and $3.0 million for the three months ended July 29, 2017.

3. DEBT

At July 28, 2018, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at July 28, 2018 or April 28, 2018. At July 28, 2018, $2.1 million of the Credit Facilities was reserved for standby letters of credit and $97.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 28, 2018, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 28, 2018, options to purchase 7,000 shares were exercised (weighted average exercise price of $17.59 per share). At July 28, 2018, options to purchase 337,945 shares (weighted average exercise price of $10.70 per share) were outstanding and stock-based awards to purchase 2,816,413 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three months ended July 28, 2018 and July 29, 2017:

	(In thousands)
	2018	2017
Recognized in AOCI:
Gain (loss) before income taxes	$6,347	$(967)
Less income tax provision (benefit)	1,518	(359)
Net	4,829	(608)
Reclassified from AOCI to cost of sales:
Gain before income taxes	8,934	31
Less income tax provision	2,064	11
Net	6,870	20
Net change to AOCI	$(2,041)	$(628)

As of July 28, 2018, the notional amount of our outstanding aluminum swap contracts was $26.3 million and, assuming no change in commodity prices, $3.6 million of unrealized gains before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of July 28, 2018, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. At April 28, 2018, the fair value of the derivative asset was $6.2 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize revenue in an amount that reflects the consideration it expects to receive in exchange for goods or services.  On August 12, 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year and is effective for annual and fiscal periods beginning after December 15, 2017. We adopted the revenue recognition standard as of April 29, 2018 using the modified retrospective approach for all contracts at the date of initial adoption. Upon adoption of the guidance, there was no material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. In March 2018, the FASB approved a new optional transition method that will give companies the option to use the effective date as the date of initial application on transition. We plan to elect this transition method, and as a result, we intend to adjust our financial information prospectively as of the effective date. ASU 2016-02 is effective for our fiscal year beginning April 28, 2019. We anticipate the adoption of this standard will result in a increase in lease-related assets and liabilities on our consolidated balance sheet. We continue to evaluate the impact on the consolidated statement of income. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the consolidated statement of cash flows.

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

Presently, our primary market focus is the United States and Canada. Certain of our products are also distributed on a limited basis in other countries and expanding distribution to other regions is being considered. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products primarily through the warehouse delivery system and distributors.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. While yesteryear we witnessed more seasonality, we continue to see higher sales during the summer when outdoor activities are more prevalent.

Our highly innovative business, where new beverages are developed and produced for selective holidays and ceremonial dates, should not be analyzed on the common three-month (quarterly) periods, traditionally found acceptable. Today, costly development projects and seasonal weather periods plus promotional packaging, make quarter-to-quarter comparisons unworthy statistics and forcing companies into decision making for that purpose is not truly beneficial for investors and shareholders alike.

Traditional and typical are not a part of an innovator’s vocabulary.

RESULTS OF OPERATIONS

Three Months Ended July 28, 2018 (first quarter of fiscal 2019) compared to Three Months Ended July 29, 2017 (first quarter of fiscal 2018)

Net sales for the first quarter of fiscal 2019 increased 12.6% to $292.6 million compared to $259.8 million for the first quarter of fiscal 2018. The increase in sales resulted primarily from a 10.4% increase in case volume and, to a lesser extent, a higher average selling price. The volume increase includes 29.1% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. The Company discontinued its lower-margin, private-label carbonated soft drink business in the third quarter of Fiscal 2018, allowing future performance to be more focused on brand equity appreciation. Average selling price per case increased 3.8% due to changes in product mix.

Gross profit for the first quarter of fiscal 2019 increased 10.7% to $115.7 million compared to $104.5 million for the first quarter of fiscal 2018. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case increased 2.1% primarily due to higher aluminum and freight costs. As a result, the gross margin was 39.5% compared to 40.2% for the first quarter of fiscal 2018.

Selling, general and administrative expenses for the first quarter of fiscal 2019 increased $6.0 million to $52.7 million from $46.7 million for the first quarter of fiscal 2018. The increase was primarily due to higher distribution costs and marketing spending.  As a percent of net sales, selling, general and administrative expenses remained at 18.0%.

Other income includes interest income of $871,000 for the first quarter of fiscal 2019 and $281,000 for the first quarter of fiscal 2018. The increase in interest income is due to changes in average invested balances and increased return on investments.

The Tax Cuts and Jobs Act (“the Tax Act”) was signed into law on December 22, 2017 which reduced the applicable federal statutory rate from 35% to 21% for fiscal 2019. The federal statutory rate for fiscal 2018 was 30.4%. The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first quarter of fiscal 2019 and 34.1% for the first quarter of fiscal 2018. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 28, 2018, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.1 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $53.0 million for the first quarter of fiscal 2019, which compares to an increase of $39.5 million for the first quarter of fiscal 2018.

Net cash provided by operating activities for the first quarter of fiscal 2019 amounted to $59.3 million compared to $43.5 million for the first quarter of fiscal 2018. For the first quarter of fiscal 2019, cash flow was principally provided by net income of $48.8 million, an increase in accrued and other liabilities of $13.3 million and depreciation and amortization aggregating $4.0 million, offset in part by seasonal and sales volume related increases in trade receivables and inventory.

Net cash used in investing activities for the first quarter of fiscal 2019 reflects capital expenditures of $6.2 million, compared to capital expenditures of $4.1 million for the first quarter of fiscal 2018.  The Company expects capital expenditures to increase in Fiscal 2019 primarily to expand production capacity to support volume growth.

Financial Position

During the first quarter of fiscal 2019, our working capital increased to $293.7 million from $248.3 million at April 28, 2018. The increase in working capital was due to higher cash, trade receivables and inventory, partially offset by higher accounts payable and income taxes payable. Trade receivables increased $10.3 million due to increased sales, while days sales outstanding improved to 29.4 days from 31.4 days. Inventories increased $6.9 million as a result of the Company maintaining higher inventory levels to support sales increases. Inventory turns improved to 10.4 from 9.5 times. At July 28, 2018, the current ratio of 3.4 was unchanged from April 29, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this Form 10-Q. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018 and other filings with the Securities and Exchange Commission. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2018.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2018

National Beverage Corp. (Registrant)

By: /s/ George R. Bracken
George R. Bracken Executive Vice President – Finance (Principal Financial Officer)