Form 10-Q
period 2018-10-27
NATIONAL BEVERAGE CORP
filed 2018-12-06
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2018

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

The number of shares of registrant’s common stock outstanding as of December 3, 2018 was 46,636,740.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 27,	April 28,
	2018	2018
Assets
Current assets:
Cash and equivalents	$250,060	$189,864
Trade receivables - net	84,310	84,360
Inventories	80,834	60,920
Prepaid and other assets	13,758	17,823
Total current assets	428,962	352,967
Property, plant and equipment - net	95,785	85,807
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,689	5,298
Total assets	$544,196	$458,832

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$77,942	$74,853
Accrued liabilities	25,570	29,718
Income taxes payable	0	99
Total current liabilities	103,512	104,670
Deferred income taxes - net	15,974	14,502
Other liabilities	7,676	8,220
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,669,284 shares issued (50,650,784 shares at April 28)	507	507
Additional paid-in capital	36,800	36,358
Retained earnings	397,732	307,824
Accumulated other comprehensive income (loss)	(155)	4,601
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,544 shares	(12,900)	(12,900)
Total shareholders' equity	417,034	331,440
Total liabilities and shareholders' equity	$544,196	$458,832

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2018	2017	2018	2017

Net sales	$260,709	$244,119	$553,299	$503,951

Cost of sales	157,185	148,039	334,080	303,368

Gross profit	103,524	96,080	219,219	200,583

Selling, general and administrative expenses	51,366	45,423	104,056	92,146

Interest expense	51	51	101	101

Other income - net	1,187	306	2,042	617

Income before income taxes	53,294	50,912	117,104	108,953

Provision for income taxes	12,216	16,932	27,196	36,701

Net income	$41,078	$33,980	$89,908	$72,252

Earnings per common share:
Basic	$.88	$.73	$1.93	$1.55
Diluted	$.88	$.72	$1.92	$1.54

Weighted average common shares outstanding:
Basic	46,628	46,593	46,623	46,589
Diluted	46,928	46,925	46,923	46,921

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2018	2017	2018	2017

Net income	$41,078	$33,980	$89,908	$72,252

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(2,716)	3,247	(4,756)	2,619

Comprehensive income	$38,362	$37,227	$85,152	$74,871

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Six Months Ended
	October 27,	October 28,
	2018	2017
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	507	506

Additional Paid-In Capital
Beginning of period	36,358	35,638
Stock options exercised	325	282
Stock-based compensation	117	80
Stock-based tax benefits	-	-
End of period	36,800	36,000

Retained Earnings
Beginning of period	307,824	227,928
Net income	89,908	72,252
Common stock cash dividend	-	(69,878)
End of period	397,732	230,302

Accumulated Other Comprehensive (Loss) Income
Beginning of period	4,601	(604)
Cash flow hedges, net of tax	(4,756)	2,619
End of period	(155)	2,015

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$417,034	$250,973

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 27,	October 28,
	2018	2017
Operating Activities:
Net income	$89,908	$72,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,355	7,087
Deferred income tax provision	2,822	214
Gain on sale of property, net	3	-
Stock-based compensation	117	80
Changes in assets and liabilities:
Trade receivables	50	(8,974)
Inventories	(19,914)	(6,370)
Prepaid and other assets	(7,999)	(1,069)
Accounts payable	3,089	6,626
Accrued and other liabilities	741	2,492
Net cash provided by operating activities	76,172	72,338

Investing Activities:
Additions to property, plant and equipment	(16,302)	(10,317)
Proceeds from sale of property, plant and equipment	1	39
Net cash used in investing activities	(16,301)	(10,278)

Financing Activities:
Dividends paid on common stock	-	(69,878)
Proceeds from stock options exercised	325	282
Net cash provided by (used in) financing activities	325	(69,596)

Net Increase (Decrease) in Cash and Equivalents	60,196	(7,536)

Cash and Equivalents - Beginning of Period	189,864	136,372

Cash and Equivalents - End of Period	$250,060	$128,836

Other Cash Flow Information:
Interest paid	$38	$38
Income taxes paid	$23,835	$37,643

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 27, 2018 were comprised of finished goods of $52.5 million and raw materials of $28.3 million. Inventories at April 28, 2018 were comprised of finished goods of $37.6 million and raw materials of $23.3 million.

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 27, 2018	April 28, 2018
Land	$9,835	$9,500
Buildings and improvements	56,991	56,947
Machinery and equipment	209,784	194,241
Total	276,610	260,688
Less accumulated depreciation	(180,825)	(174,881)
Property, plant and equipment – net	$95,785	$85,807

Depreciation expense was $3.4 million and $6.3 million for the three and six months ended October 27, 2018, respectively, and $3.1 million and $6.1 million for the three and six months ended October 28, 2017, respectively.

3.  DEBT

At October 27, 2018, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 27, 2018 or April 28, 2018. At October 27, 2018, $2.1 million of the Credit Facilities was reserved for standby letters of credit and $97.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 27, 2018, we were in compliance with all loan covenants.

4.  STOCK-BASED COMPENSATION

During the six months ended October 27, 2018, options to purchase 18,500 shares were exercised (weighted average exercise price of $17.59 per share). At October 27, 2018, options to purchase 328,445 shares (weighted average exercise price of $10.68 per share) were outstanding and stock-based awards to purchase 2,814,413 shares of common stock were available for grant.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and six months ended October 27, 2018 and October 28, 2017:

	(In thousands)
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Recognized in AOCI:
Gain before income taxes	$1,076	$5,523	$7,424	$4,556
Less income tax provision	257	2,049	1,776	1,690
Net	$819	$3,474	$5,648	$2,866
Reclassified from AOCI to cost of sales:
Gain before income taxes	$4,596	$362	$13,530	$393
Less income tax provision	1,061	135	3,126	146
Net	$3,535	$227	$10,404	$247
Net change to AOCI	$(2,716)	$3,247	$(4,756)	$2,619

As of October 27, 2018, the notional amount of our outstanding aluminum swap contracts was $43.0 million and, assuming no change in commodity prices, $101,456 of unrealized gains before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of October 27, 2018, the fair value of the derivative asset was $101,456 which was included in prepaid and other assets. At April 28, 2018, the fair value of the derivative asset was $6.2 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. In March 2018, the FASB approved a new optional transition method that will give companies the option to use the effective date as the date of initial application on transition. We plan to elect this transition method, and as a result, we intend to adjust our financial information prospectively as of the effective date. ASU 2016-02 is effective for our fiscal year beginning April 28, 2019. We anticipate the adoption of this standard will result in an increase in lease-related assets and liabilities on our consolidated balance sheet. We continue to evaluate the impact on the consolidated statement of income. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the consolidated statement of cash flows.

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

7.  LEGAL PROCEEDINGS

The Company has been named a defendant in certain legal proceedings, including derivative and class action complaints. The Company believes each complaint is without merit and is pursuing vigorous defenses. The Company further believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

8.  SUBSEQUENT EVENT

On November 20, 2018, the Company declared a special cash dividend of $2.90 per share payable to shareholders of record on November 30, 2018. The cash dividend, expected to approximate $135 million, will be paid on or before January 29, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended October 27, 2018 (second quarter of fiscal 2019) compared to Three Months Ended October 28, 2017 (second quarter of fiscal 2018)

Net sales for the second quarter of fiscal 2019 increased 6.8% to $260.7 million compared to $244.1 million for the second quarter of fiscal 2018. The increase in sales resulted primarily from a 8.5% increase in branded case volume and a higher average selling price. The volume increase includes 16.0% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. The Company discontinued its lower-margin, private-label carbonated soft drink business in the third quarter of Fiscal 2018, allowing future performance to be more focused on brand equity appreciation. Average selling price per case increased 5.7% due to pricing increases and changes in product mix.

Gross profit for the second quarter of fiscal 2019 increased 7.7% to $103.5 million compared to $96.1 million for the second quarter of fiscal 2018. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case increased 5.4% primarily due to higher aluminum and freight costs. Gross margin was 39.7% compared to 39.4% for the second quarter of fiscal 2018.

Selling, general and administrative expenses for the second quarter of fiscal 2019 increased $5.9 million to $51.4 million from $45.4 million for the second quarter of fiscal 2018. The increase was primarily due to higher distribution costs and marketing spending. As a percent of net sales, selling, general and administrative expenses increased to 19.7% from 18.6%.

Other income, net includes interest income of $1,189,000 for the second quarter of fiscal 2019 and $315,000 for the second quarter of fiscal 2018. The increase in interest income is due to increased invested balances and returns on investments.

The Tax Cuts and Jobs Act (“the Tax Act”) which was signed into law on December 22, 2017 reduced the applicable federal statutory rate from 35% to 21% effective January 1, 2018.  The federal statutory rate for fiscal 2018 was 30.4%. The Company’s effective income tax rate, based upon estimated annual income tax rates, was 22.9% for the second quarter of fiscal 2019 and 33.3% for the second quarter of fiscal 2018. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 27, 2018 (first six months of fiscal 2019) compared to Six Months Ended October 28, 2017 (first six months of fiscal 2018)

Net sales for the first six months of fiscal 2019 increased 9.8% to $553.3 million compared to $503.4 million for the six months of fiscal 2018. The increase in sales resulted primarily from a 13.0% increase in branded case volume and, to a lesser extent, a higher average selling price. The volume increase includes 22.8% growth of our Power+ Brands, partially offset by a decline in Carbonated Soft Drinks. Average selling price per case increased 4.0% due to pricing increases and changes in product mix.

Gross profit for the first six months of fiscal 2019 increased 9.3% to $219.2 million compared to $200.6 million for the first six months of fiscal 2018. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. The cost of sales per case increased 4.7% primarily due to higher aluminum and freight costs. As a result, gross margin declined slightly to 39.6% compared to 39.8% for the first six months of fiscal 2018.

Selling, general and administrative expenses for the first six months of fiscal 2019 increased $11.9 million to $104.1 million from $92.1 million for the first six months of fiscal 2018. The increase was primarily due to distribution and marketing spending. As a percent of net sales, selling, general and administrative expenses increased to 18.8% from 18.3%.

Other income, net includes interest income of $2,060,000 for the first six months of fiscal 2019 and $596,000 for the first six months of fiscal 2018. The increase in interest income is due to increased invested balances and returns on investments.

The Tax Act which was signed into law on December 22, 2017 reduced the applicable federal statutory rate from 35% to 21% effective January 1, 2018.  The federal statutory rate for fiscal 2018 was 30.4%. The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.2% for the first six months of fiscal 2019 and 33.7% for the first six months of fiscal 2018. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 27, 2018, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.1 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 20, 2018, the Company declared a special cash dividend of $2.90 per share payable to shareholders of record on November 30, 2018. The cash dividend, expected to approximate $135 million, will be paid on or before January 29, 2019.

Cash Flows

The Company’s cash position increased $60.2 million for the second quarter of fiscal 2019, which compares to a decrease of $7.5 million for the second quarter of fiscal 2018.

Net cash provided by operating activities for the first six months of fiscal 2019 amounted to $76.2 million compared to $72.3 million for the first six months of fiscal 2018. For the first six months of fiscal 2019, cash flow was principally provided by net income of $89.9 million, an increase in accounts payable of $3.1 million and depreciation and amortization aggregating $7.4 million, offset in part by increases in inventory.

Net cash used in investing activities for the first six months of fiscal 2019 reflects capital expenditures of $16.3 million, compared to capital expenditures of $10.3 million for the first six months of fiscal 2018. The Company expects capital expenditures to increase in Fiscal 2019 primarily to expand production capacity to support volume growth.

Financial Position

During the first six months of fiscal 2019, our working capital increased to $325.5 million from $248.3 million at April 28, 2018. The increase in working capital was due to higher cash and inventory, partially offset by higher accounts payable. Trade receivables were flat , with days sales outstanding improving to 29.4 days from 31.4 days. Inventories increased $19.9 million in anticipation of future sales growth.  Inventory turns declined to 7.6 from 9.5 times. At October 27, 2018, the current ratio increased to 4.1 to 1 compared to 3.4 to 1 at April 29, 2018, primarily due to the effect of cash balances and inventory.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2018

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken Executive Vice President – Finance
(Principal Financial Officer)