Form 10-Q
period 2019-01-26
NATIONAL BEVERAGE CORP
filed 2019-03-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 26, 2019

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

(Address of principal executive offices including zip code)

(954) 581-0922

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (✔) No (  )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes (✔) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (✔) Accelerated filer ( ) Non-accelerated filer (  ) Smaller reporting company (  ) Emerging growth company (  )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (✔)

The number of shares of registrant’s common stock outstanding as of March 3, 2019 was 46,642,540.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	January 26,	April 28,
	2019	2018
Assets
Current assets:
Cash and equivalents	$269,853	$189,864
Trade receivables - net	76,339	84,360
Inventories	72,163	60,920
Prepaid and other assets	11,440	17,823
Total current assets	429,795	352,967
Property, plant and equipment - net	103,725	85,807
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,393	5,298
Total assets	$552,673	$458,832

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$58,940	$74,853
Accrued liabilities	29,057	29,718
Income taxes payable	25	99
Dividends payable	135,247	-
Total current liabilities	223,269	104,670
Deferred income taxes - net	16,819	14,502
Other liabilities	7,091	8,220
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,675,084 shares issued (50,650,784 shares at April 28)	507	507
Additional paid-in capital	36,940	36,358
Retained earnings	287,294	307,824
Accumulated other comprehensive income (loss)	(1,397)	4,601
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,544 shares	(12,900)	(12,900)
Total shareholders' equity	305,494	331,440
Total liabilities and shareholders' equity	$552,673	$458,832

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2019	2018	2019	2018

Net sales	$220,891	$227,477	$774,190	$731,428

Cost of sales	140,338	136,284	474,418	439,652

Gross profit	80,553	91,193	299,772	291,776

Selling, general and administrative expenses	49,535	45,443	153,591	137,589

Interest expense	51	50	151	151

Other income - net	1,235	426	3,276	1,043

Income before income taxes	32,202	46,126	149,306	155,079

Provision for income taxes	7,393	5,046	34,589	41,747

Net income	$24,809	$41,080	$114,717	$113,332

Earnings per common share:
Basic	$.53	$.88	$2.46	$2.43
Diluted	$.53	$.88	$2.44	$2.42

Weighted average common shares outstanding:
Basic	46,638	46,603	46,628	46,594
Diluted	46,934	46,923	46,927	46,921

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2019	2018	2019	2018

Net income	$24,809	$41,080	$114,717	$113,332

Other comprehensive income, net of tax:
Cash flow hedges	(1,242)	1,296	(5,998)	3,915

Comprehensive income	$23,567	$42,376	$108,719	$117,247

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 26,	January 27,
	2019	2018
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	507	506

Additional Paid-In Capital
Beginning of period	36,358	35,638
Stock options exercised	403	399
Stock-based compensation	179	119
End of period	36,940	36,156

Retained Earnings
Beginning of period	307,824	227,928
Net income	114,717	113,332
Common stock cash dividend	(135,247)	(69,878)
End of period	287,294	271,382

Accumulated Other Comprehensive Loss (Income)
Beginning of period	4,601	(604)
Cash flow hedges, net of tax	(5,998)	3,915
End of period	(1,397)	3,311

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$305,494	$293,505

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 26,	January 27,
	2019	2018
Operating Activities:
Net income	$114,717	$113,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,525	10,273
Deferred income tax provision (benefit)	4,057	(5,806)
Loss (Gain) on sale of property, net	2	(9)
Stock-based compensation	179	119
Changes in assets and liabilities:
Trade receivables	8,021	(4,623)
Inventories	(11,243)	(7,477)
Prepaid and other assets	(3,181)	(1,840)
Accounts payable	(15,913)	399
Accrued and other liabilities	(1,132)	2,390
Net cash provided by operating activities	107,032	106,758

Investing Activities:
Additions to property, plant and equipment	(27,456)	(18,686)
Proceeds from sale of property, plant and equipment	10	58
Net cash used in investing activities	(27,446)	(18,628)

Financing Activities:
Dividends paid on common stock	-	(69,878)
Proceeds from stock options exercised	403	399
Net cash provided by (used in) financing activities	403	(69,479)

Net Increase in Cash and Equivalents	79,989	18,651

Cash and Equivalents - Beginning of Period	189,864	136,372

Cash and Equivalents - End of Period	$269,853	$155,023

Other Cash Flow Information:
Interest paid	$38	$76
Income taxes paid	$30,908	$48,848

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 26, 2019 were comprised of finished goods of $46.0 million and raw materials of $26.2 million. Inventories at April 28, 2018 were comprised of finished goods of $37.6 million and raw materials of $23.3 million.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 26, 2019	April 28, 2018
Land	$9,835	$9,500
Buildings and improvements	57,090	56,947
Machinery and equipment	220,609	194,241
Total	287,534	260,688
Less accumulated depreciation	(183,809)	(174,881)
Property, plant and equipment – net	$103,725	$85,807

Depreciation expense was $3.2 million and $9.5 million for the three and nine months ended January 26, 2019, respectively, and $2.7 million and $8.8 million for the three and nine months ended January 27, 2018, respectively.

3. DEBT

At January 26, 2019, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 26, 2019 or April 28, 2018. At January 26, 2019, $2.1 million of the Credit Facilities was reserved for standby letters of credit and $97.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 26, 2019, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 26, 2019, options to purchase 5,800 shares were exercised (weighted average exercise price of $13.40 per share). At January 26, 2019, options to purchase 322,645 shares (weighted average exercise price of $10.64 per share) were outstanding and stock-based awards to purchase 2,814,413 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and nine months ended January 26, 2019 and January 27, 2018:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Recognized in AOCI:
(Loss) gain before income taxes	$(1,937)	$2,067	$5,487	$6,623
Less income tax (benefit) provision	(463)	731	1,313	2,421
Net	$(1,474)	$1,336	$4,174	$4,202
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	$(305)	$844	$13,225	$1,237
Less income tax (benefit) provision	(73)	289	3,053	435
Net	$(232)	$555	$10,172	$802
Reclassified tax effects to provision for income taxes	$0	$515	$0	$515
Net change to AOCI	$(1,242)	$1,296	$(5,998)	$3,915

As of January 26, 2019, the notional amount of our outstanding aluminum swap contracts was $57.6 million and, assuming no change in commodity prices, $1.6 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of January 26, 2019, the fair value of the derivative liability was $1.5 million which was included in accrued liabilities. At April 28, 2018, the fair value of the derivative asset was $6.2 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

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

7. LEGAL PROCEEDINGS

The Company has been named a defendant in certain legal proceedings, including derivative and class action complaints. The Company believes each complaint is without merit and is pursuing vigorous defenses. These complaints include allegations that the Company’s LaCroix branded products contain synthetic ingredients and thereby violate specific state consumer protection statutes as well as other laws with respect to marketing and labeling. The Company believes the litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

8. CASH DIVIDEND

On November 20, 2018, the Company declared a special cash dividend of $2.90 per share payable to shareholders of record on November 30, 2018. The cash dividend totaling $135.2 million was paid on January 29, 2019. The cash dividend is reported as a current liability in the accompanying Condensed Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Three Months Ended January 26, 2019 (third quarter of fiscal 2019) compared to Three Months Ended January 27, 2018 (third quarter of fiscal 2018)

Net sales for the third quarter of fiscal 2019 decreased 2.8% to $220.9 million compared to $227.5 million for the third quarter of fiscal 2018. The decrease in sales resulted primarily from a 4.1% decline in branded case volume partially offset by a higher average selling price. The volume decrease includes a 5.8% decline in volume of Power+ Brands and flat volume of Carbonated Soft Drinks. Management believes the decline in Power+ Brands is principally due to widespread media coverage of litigation regarding the marketing and labeling of LaCroix. (See Footnote 7.) The net sales decline also reflects the discontinuance of lower-margin, private-label carbonated soft drink business in the third quarter of Fiscal 2018.   Average selling price per case increased 3.7% due to pricing increases and changes in product mix.

Gross profit for the third quarter of fiscal 2019 decreased 11.7% to $80.5 million compared to $91.2 million for the third quarter of fiscal 2018. The decrease in gross profit is due to the decline in volume primarily in the November period. Cost of sales per case increased 9.7% primarily due to higher  manufacturing fixed costs,  aluminum, and freight costs. Gross margin was 36.5% compared to 40.1% for the third quarter of fiscal 2018.

Selling, general and administrative expenses for the third quarter of fiscal 2019 increased $4.1 million to $49.5 million from $45.4 million for the third quarter of fiscal 2018. The increase was primarily due to increased marketing investment including the expansion of MerchMx resources focused on retailer execution and higher distribution costs.  As a percent of net sales, selling, general and administrative expenses increased to 22.4% from 20.0%.

Other income - net includes interest income of $1.2 million for the third quarter of fiscal 2019 and $402 thousand for the third quarter of fiscal 2018. The increase in interest income is due to increased invested balances and returns on investments.

The Tax Cuts and Jobs Act (“the Tax Act”) which was signed into law on December 22, 2017 reduced the applicable federal statutory rate from 35% to 21% effective January 1, 2018.  The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23% for the third quarter of fiscal 2019. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

The federal statutory rate for fiscal 2018 was 30.4%.  The Company’s effective tax rate was 10.9% for the third quarter of fiscal 2018 which includes a one-time adjustment to remeasure previous deferred tax liabilities of $4.3 million and adjust prior year-to-date income tax to the estimated effective tax rate for the full year resulting in a $7 million reduction in tax expense in that quarter.

Nine Months Ended January 26, 2019 (first nine months of fiscal 2019) compared to Nine Months Ended January 27, 2018 (first nine months of fiscal 2018)

Net sales for the first nine months of fiscal 2019 increased 5.8% to $774.2 million compared to $731.4 million for the nine months of fiscal 2018. The increase in sales resulted primarily from a 7.9% increase in branded case volume and, to a lesser extent, a higher average selling price. The volume increase includes 13.5% growth in volume of Power+ Brands, partially offset by a decline in volume of Carbonated Soft Drinks.  Net sales reflect the discontinuance of lower-margin, private-label carbonated soft drink business in the third quarter of Fiscal 2018.  Average selling price per case increased 3.4% due to pricing increases and changes in product mix.

Gross profit for the first nine months of fiscal 2019 increased 2.7% to $299.8 million compared to $291.8 million for the first nine months of fiscal 2018. The increase in gross profit is due to increased volume and growth in higher margin Power+ Brands. Cost of sales per case increased 5.4% primarily due to higher aluminum, fixed manufacturing and freight costs. As a result, gross margin declined to 38.7% compared to 39.9% for the first nine months of fiscal 2018.

Selling, general and administrative expenses for the first nine months of fiscal 2019 increased $16.0 million to $153.6 million from $137.6 million for the first nine months of fiscal 2018. The increase was primarily due to distribution and marketing spending. As a percent of net sales, selling, general and administrative expenses increased to 19.8% from 18.8%.

Other income - net includes interest income of $3.3 million for the first nine months of fiscal 2019 and $998 thousand for the first nine months of fiscal 2018. The increase in interest income is due to increased invested balances and returns on investments.

The Tax Act which was signed into law on December 22, 2017 reduced the applicable federal statutory rate from 35% to 21% effective January 1, 2018.  The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.2% for the first nine months of fiscal 2019 and 26.9% for the first nine months of fiscal 2018. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

The federal statutory rate for fiscal 2018 was 30.4%.  The Company’s effective tax rate was 26.9% for the first nine months of fiscal 2018, which includes a one-time adjustment to remeasure previous deferred tax liabilities of $4.3 million. The difference between the effective tax rate in 2018 and the federal statutory rate of 30.4% relates primarily to the remeasurement of deferred taxes and the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 26, 2019, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.1 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 20, 2018, the Company declared a special cash dividend of $2.90 per share payable to shareholders of record on November 30, 2018. The cash dividend totaling $135.2 million was paid on January 29, 2019.

Cash Flows

The Company’s cash position increased $19.9 million for the third quarter of fiscal 2019, which compares to an increase of $26.2 million for the third quarter of fiscal 2018.

Net cash provided by operating activities for the first nine months of fiscal 2019 amounted to $107.0 million compared to $106.8 million for the first nine months of fiscal 2018. For the first nine months of fiscal 2019, cash flow was principally provided by net income of $114.7 million, a decrease in accounts receivable of $8.0 million and depreciation and amortization aggregating $11.5 million, offset in part by increases in inventory and decreases in accounts payable and accruals.

Net cash used in investing activities for the first nine months of fiscal 2019 reflects capital expenditures of $27.5 million compared to capital expenditures of $18.7 million for the first nine months of fiscal 2018. The Company expects increased capital expenditures primarily to expand production capacity.

Financial Position

During the first nine months of fiscal 2019, our working capital decreased to $206.5 million from $248.3 million at April 28, 2018. The decrease in working capital was due to the accrual of $135.2 million cash dividends declared in November 2018 and lower trade receivables, partially offset by higher cash and inventory. Trade receivables declined, with days sales outstanding flat at 31.4 days. Inventories increased $11.2 million in anticipation of future sales growth. Inventory turns declined to 7.8 from 9.5 times. At January 26, 2019, the current ratio was to 1.9 to 1 compared to 3.4 to 1 at April 29, 2018, primarily due to the effect of the accrued cash dividend.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2019

National Beverage Corp. (Registrant)

By: /s/ George R. Bracken George R. Bracken Executive Vice President – Finance (Principal Financial Officer)