Form 10-K
period 2019-04-27
NATIONAL BEVERAGE CORP
filed 2019-06-26
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 27, 2019

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
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (954) 581-0922

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	FIZZ	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (  ) No (✓)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes (  ) No (✓)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (✓) No (  )

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes (✓) No (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.: Large accelerated filer (✓) Accelerated filer (  ) Non-accelerated filer (   ) Smaller reporting company (  ) Emerging growth company (  )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)

of the Exchange Act. (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (✓)

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $98.87 on October 26, 2018 was approximately $1.2 billion.

The number of shares of Registrant’s common stock outstanding as of June 24, 2019 was 46,645,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.	BUSINESS

GENERAL

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks ("Power+ Brands"), and to a lesser extent,  carbonated soft drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits and lifestyles. We are committed to tailoring the variety and types of beverages in our portfolio to satisfy the preferences of a diverse mix of consumers including ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened or high-calorie beverages.

Flavor Innovation – Building on a rich tradition of flavor and brand innovation with more than a 130 year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category. Proprietary flavors and our naturally-essenced beverages are developed and tested in-house and only made commercially available after extensive concept and sensory evaluation. Our variety of distinctive flavors provides us a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Innovation Ethic – We believe that innovative marketing, packaging and consumer engagement is more effective in today’s marketplace than traditional higher-cost national advertising. In addition to our cost-effective social media platforms, we utilize regionally-focused marketing programs and in-store “brand ambassadors” to interact and obtain feedback from our consumers. We also believe the design of our packages and the overall optical effect of their placement on the shelf (“shelf marketing") has become more important as millennials and younger generations become increasingly influential consumers, and are now influencing baby boomers and older generations.

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

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, LaCroix NiCola® and Shasta® Sparkling Water products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

Power+ Brands –

LaCroix

LaCroix® Sparkling Water, our most significant brand, has uniquely redefined the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, the innocence of LaCroix has propelled it to the top-selling domestic sparkling water. Naturally essenced, LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavors. Cúrate naturally refreshes in tall 12 oz. consumer-favored cans. Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is an innovative addition to a brand that is the healthy alternative for today’s consumers.

NiCola® by LaCroix, an innovative sparkling water, captures the ‘crossover’ cola consumers with its ‘innocent’ effect of no calories, sodium, sweetener or any other ingredient that the health-conscious consumer avoids. NiCola is designed for those cola and diet cola consumers within the $82 billion U.S. carbonated soft drink market that are looking to continue to quench their cola-craving taste without negative health consequences. In late fiscal year 2019, we introduced three new additions to our LaCroix NiCola theme − Coconut Cola, Cubana (Mojito), and Coffea Exotica (Sumatra coffee and cola).

Additional LaCroix themes are in development and feature unique packaging, ground-breaking flavor concepts, and a go-to-market strategy designed to maximize cultural demographic concepts.

Shasta Sparkling

Shasta® Sparkling Water duplicates the iconic flavors that have charmed loyal Shasta consumers over the past 130 years with the first genuine soft-drink alternative (SDA).  Shasta Sparkling is naturally-essenced without calories, sodium and sweeteners.  ‘Simply Natural and Smartly Healthy,’ Shasta Sparkling complements a healthier lifestyle with its eloquent design and packaging in tall 10.5 ounce cans with an industry-first “clean” label.

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

Everfresh Premier Varietals™, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of natural apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady.

Rip It

RIP IT® Energy Fuel continues as a “Mission Tradition®” by proudly supporting our troops at home and abroad with 14 unique flavors and six sugar-free options. With its unique positioning, Rip It also continues to energize its growing fan base of gamers and athletes. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in eight flavors is marketed through our distribution system in displayable package configurations.

Carbonated Soft Drinks –

Celebrating its 130th year, Shasta® is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors, including products targeted to the growing Hispanic and other ethnic markets, and has earned consumer loyalty by delivering value and convenience with such unique tastes as Raspberry Crème, Tiki Punch, and California Dreamin’. More than 110 years old, Faygo® products are primarily distributed east of the Mississippi River and include numerous unique flavors including Red Pop®, Moon Mist®, and Rock’n’Rye®.

We tailor our marketing and promotion programs by geographic area; many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and makes them more competitive as a consumer choice. In addition, products produced locally may generate retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

In recent years we reformulated many of our brands to reduce caloric content while still preserving their time-tested flavor profiles. Our brands, optically and ingredient-wise, are always a work in process. We continually strive to make all our drinks healthier while maintaining their iconic taste profiles.

PRODUCTION

Our philosophy emphasizes vertical integration; our production model integrates the procurement of raw materials and crafting flavors and concentrates with the production of finished products. Our twelve strategically-located production facilities are near major metropolitan markets across the continental United States. The locations of our facilities enable us to efficiently produce and distribute beverages to substantially all geographic markets in the United States, including the top 25 metropolitan statistical areas. Each facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes.

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

We craft a substantial portion of our flavors and concentrates. By controlling our own formulas throughout our bottling network, we are able to produce beverages in accordance with uniform quality standards while innovating flavors to meet changing consumer preferences. We believe the combination of a Company-owned bottling network, together with uniform standards for packaging, formulations and customer service, provides us with a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

DISTRIBUTION

To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system to deliver our products through three primary distribution channels: take-home, convenience and food-service.

The take-home distribution channel consists of national and regional grocery stores, club stores, mass-merchandisers, wholesalers, drug stores and dollar stores. We distribute our products to this channel primarily through the warehouse distribution system and, to a lesser extent, the direct-store delivery system.

Under the warehouse distribution system, products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods. This method allows our retail partners to further maximize their assets by utilizing their ability to pick-up product at our warehouses, thus lowering their/our product costs. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe vending and cooler equipment expands on-site visual trial, thereby increasing sales and enhancing brand awareness.

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

Our marketing emphasizes programs designed to reach consumers directly through innovative digital marketing, digital social marketing, social media engagement, sponsorships and creative content. We are focused on increasing our digital presence and capabilities to further enhance the consumer experience across our brands. We may retain agencies to assist with social media content creative and platform selection for our brands.

Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of participation in regional events, special event marketing, endorsements, consumer coupon distribution and product sampling. We offer numerous promotional programs to retail customers, including cooperative advertising support, ‘BrandED’ ambassadors, in-store promotional activities and other incentives. These elements allow marketing and other consumer programs to be tailored to meet local and regional demographics.

RAW MATERIALS

Our centralized procurement group maintains relationships with numerous suppliers of ingredients and packaging. By consolidating the purchasing function for our production facilities, we believe we are able to procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as an efficient producer of beverages.

The products we produce and sell are made from various materials including aluminum cans, glass and plastic bottles, water, carbon dioxide, juice and flavor concentrates, sweeteners, cartons and closures. We craft a substantial portion of our flavors and concentrates while purchasing the remaining raw materials from multiple suppliers.

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

Seasonality

Our operating results are affected by numerous factors, including fluctuations in costs of raw materials, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher volume realized during summer months when outdoor activities are more prevalent.

Competition

While LaCroix® Sparkling Water is the brand of choice as the number one sparkling water in 41 of the 52 Nielsen metropolitan statistical areas, the beverage industry is highly competitive and our competitive position may vary by market area. Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy-based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those that dominate the beverage industry, such as Nestlé S.A., PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products may adversely affect sales of our brands.

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

EMPLOYEES

As of April 27, 2019, we employed approximately 1,640 people, of which 380 are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

Brand image and consumer preferences. Our beverage portfolio is comprised of a number of unique brands with time-tested reputations and consumer loyalty that have been built over time. Our investments in social media and marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, may tarnish our reputation and brand image and cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial results could be adversely affected.

Competition. The beverage industry is extremely competitive. Our products compete with a broad range of beverage products, most of which are manufactured and distributed by companies with substantially greater financial, marketing and distribution resources. In order to generate future revenues and profits, we must continue to sell products that appeal to our customers and consumers. Discounting and other actions by our competitors could adversely affect our ability to sustain revenues and profits.

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

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering additional taxes on soft drinks and other sweetened beverages. Compliance with or changes in existing laws or regulations could require material expenses and negatively affect our financial results through lower sales or higher costs.

Sustained increases in the cost of employee benefits. Our profitability is affected by the cost of medical and retirement benefits provided to employees, including employees covered under collective bargaining agreements and multi-employer pension plans. In recent years, we have experienced increases in these costs. Although we seek to limit these cost increases, continued upward pressure in these costs could reduce our profitability.

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

The Company has been named a defendant in certain legal proceedings, including derivative and class action complaints. Company counsel has asserted various meritorious defenses and is vigorously defending these matters. Certain of these complaints include allegations that the Company’s LaCroix branded products contain synthetic ingredients and thereby violate specific state consumer protection statutes and other laws. The Company believes the litigation is without merit and will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.

At June 14, 2019 there were approximately 27,500 holders of our Common Stock, the majority of which hold their shares in the names of  banks, brokers and other financial institutions.

The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 3, 2014, assuming reinvestment of dividends, in (i) Common Stock, (ii) the NASDAQ Composite Index, (iii) the S&P 500 Index, and (iv) a Company-constructed peer group consisting of Coca-Cola Bottling Company Consolidated and Cott Corporation.

	5/3/2014	5/2/2015	4/30/2016	4/29/2017	4/28/2018	4/27/2019
National Beverage Corp.	$100.00	$116.71	$243.31	$474.75	$488.79	$323.66
NASDAQ Composite –Total Return	100.00	122.81	118.58	152.01	180.85	208.87
S&P 500 – Total Return	100.00	114.38	114.50	135.02	154.19	173.21
Peer Group	100.00	123.98	182.37	212.98	202.45	298.97

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	April 27,	April 28,	April 29,	April 30,	May 2,
	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS:
Net sales	$1,014,105	$975,734	$826,918	$704,785	$645,825
Cost of sales	629,755	584,599	500,841	463,348	426,685
Gross profit	384,350	391,135	326,077	241,437	219,140
Selling, general and administrative expenses	204,415	186,947	163,600	148,384	145,157
Interest expense	202	201	189	203	371
Other (income) expense - net	(4,144)	(1,502)	(537)	145	(1,101)
Income before income taxes	183,877	205,489	162,825	92,705	74,713
Provision for income taxes	43,024	55,715	55,780	31,507	25,402
Net income	$140,853	$149,774	$107,045	$61,198	$49,311

PER SHARE DATA:
Basic earnings per common share (1)	$3.02	$3.21	$2.30	$1.31	$1.06
Diluted earnings per common share (1)	3.00	3.19	2.29	1.31	1.05
Closing stock price	57.50	89.78	88.59	46.74	22.42
Dividends paid on common stock (2)	2.90	1.50	1.50	-	-

BALANCE SHEET DATA:
Cash and equivalents (2)	$156,200	$189,864	$136,372	$105,577	$52,456
Working capital (2)	224,420	248,297	181,115	143,603	97,130
Property, plant and equipment - net	111,316	85,807	65,150	61,932	60,182
Total assets (2)	452,193	458,832	353,983	301,044	243,402
Long-term debt	-	-	-	-	10,000
Deferred income tax liability	15,987	14,502	12,087	10,020	10,897
Shareholders' equity (2)	331,609	331,440	245,618	206,152	147,782
Dividends paid on common stock (2)	135,247	69,878	69,850	-	-

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)	The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks ("Power+ Brands") and, to a lesser extent, carbonated soft drinks. Our carbonated soft drink brands continue to be modified as we endeavor to make them more adaptable to changing consumer preferences.  We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

National Beverage Corp., in recent years, has transformed to an innovative healthier refreshment company. From our corporate philosophy, development of products, and marketing to manufacturing, we are converting consumers to a ‘Better for You’ thirst quencher that compassionately cares for their nutritional health. We are committed to our quest to innovate for the joy, benefit and enjoyment of our consumers’ healthier lifestyle!

Presently, National Beverage Corp. is uniquely positioned in three distinctive ways:

(1)

The retail grocery industry is in revolution. In prior years, each retailer induced their consumer with a proprietary brand (especially soft drinks), but today understands that the well-informed, smart consumer is demanding that retailers provide recognizable brands that have earned their respective consumer standing on their merits.

(2)

The retail grocer today is in the most competitive-indexed service industry, without exception. Innovation, plus the urgent time demands on the consumer, is requiring quick, expedient shopping and home delivery is even more of a current shoppers’ choice. Retailers cannot carry slower-moving items that home delivery will not support.

(3)

The new consumer is the most competent/knowledgeable product analyzer ever, and personal mental/physical lifestyles demand that healthier is their preferred choice. Calories must qualify as worthy; sugar being enemy #1 in the life of the Millennial and younger consumers.

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

Presently, our primary market focus is the United States and Canada. Certain of our products are also distributed on a limited basis in other countries and options to expand distribution to other regions are being considered. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery.  The warehouse delivery system allows our retail partners to further maximize their assets by utilizing their ability to pick up product at our warehouses, further lowering their/our product costs.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. While prior years witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal year ended April 27, 2019 (“Fiscal 2019”) increased 3.9% to $1,014 million compared to $975.7 million for fiscal year ended April 28, 2018 (“Fiscal 2018”). Adjusted for private label carbonated soft drinks no longer produced,  net sales increased 6.2% . The increase in sales resulted primarily from a 5.0% increase in branded case volume and a higher average selling price. Power+ Brands volume increased 8.9%; branded carbonated soft drinks volume declined 3.0%.

Net sales for Fiscal 2018 increased 18.0% to $975.7 million compared to $826.9 million for the fiscal year ended April 29, 2017 (“Fiscal 2017”). The increase in sales resulted primarily from a 19.8% increase in branded case volume and, to a lesser extent, a higher average selling price. Power+ Brands volume increased 38.9%; branded carbonated soft drinks volume declined 6.2%. The Company concluded production of lower-margin, private-label carbonated soft drinks in the third quarter of Fiscal 2018, allowing greater focus on brand equity appreciation.

Gross Profit

Gross profit for Fiscal 2019 decreased 1.7% to $384.4 million compared to $391.1 million for Fiscal 2018. The decrease in gross profit is due to increased costs per case offset in part by volume growth in higher-margin Power+ Brands. Cost of sales per case increased 7.7% primarily due to higher aluminum and manufacturing costs.  Manufacturing costs were temporarily impacted by production disruptions as a result of capital projects designed to increase production capacity and efficiency.  Gross margin declined to 37.9%.

Gross profit for Fiscal 2018 increased 20.0% to $391.1 million compared to $326.1 million for Fiscal 2017. The increase in gross profit is due to increased volume and growth in higher-margin Power+ Brands, offset in part by increased cost of sales per case. Cost of sales per case increased 1.0% primarily due to higher aluminum costs. Gross margin expanded to 40.1%.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $204.4 million or 20.2% of net sales for Fiscal 2019, increasing $17.5 million from Fiscal 2018. Selling, general and administrative expenses increased in total and as a percent of net sales primarily due to increased shipping costs and marketing spending increases.

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

Interest Expense and Other Expense (Income) - Net

Interest expense is comprised of fees related to maintaining lines of credit. Interest expense was essentially flat for all years presented. Other income is interest income of $4.1 million for Fiscal 2019, $1.6 million for Fiscal 2018 and $.6 million for Fiscal 2017. The change in interest income is due to changes in average invested balances and increased return on investments.

Income Taxes

Our effective tax rate was 23.4% for Fiscal 2019, 27.1% for Fiscal 2018 and 34.3% for Fiscal 2017. The reduction in the effective tax rate was due to the statutory rate decreases set forth in the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017. Under the Tax Act, the applicable federal statutory rate was 21.0% for Fiscal 2019. Included in the effective tax rate for Fiscal 2018 is a one-time adjustment reducing income tax expense to remeasure previous deferred tax liabilities of $4.3 million. The differences between the effective rate and the federal statutory rate were primarily due to the effects of state income taxes, and for Fiscal 2018 and Fiscal 2017, the domestic manufacturing deduction. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

At April 27, 2019, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.1 million was reserved for standby letters of credit. Cash generated from operations is our principal source of funds. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 4 of Notes to Consolidated Financial Statements.

We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. Expenditures for property, plant and equipment amounted to $38.3 million for Fiscal 2019 primarily to expand production capacity. We intend to continue production capacity expansion projects in Fiscal 2020, but expect capital expenditures will decline from  Fiscal 2019 levels in the near term.

The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (“CMA”) of $10.2 million for Fiscal 2019, $9.8 million for Fiscal 2018 and $8.3 million for Fiscal 2017. At April 27, 2019, management fees payable to CMA were $2.4 million. See Note 5 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2019, $139.4 million was provided by operating activities, $38.3 million was used in investing activities and $134.8 million was used in financing activities. Cash provided by operating activities decreased $15.3 million primarily due to lower net income and increased working capital. Cash used in investing activities increased due to increased capital expenditures to support volume growth. Cash used in financing activities includes the $135.2 million ($2.90 per share) special cash dividend paid on January 29, 2019.

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

Financial Position

During Fiscal 2019, our working capital decreased to $224.4 million from $248.3 million at April 29, 2018. The decrease in working capital resulted from lower cash and equivalents due to the January 2019 cash dividend, primarily offset by higher inventory and lower accounts payable. Trade receivables increased $500,000 and days sales outstanding increased to 32.2 days from 31.4 days. Inventories increased $9.8 million or 16.1% as a result of increased finished goods and raw materials. Annual inventory turns decreased to 8.8 from 9.5 times. As of April 27, 2019, the current ratio was 3.3 to 1 compared to 3.4 to 1 at April 28, 2018.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 27, 2019 are payable as follows:

	(In thousands)
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$52,037	$16,105	$21,978	$12,251	$1,703
Purchase commitments	19,874	17,485	2,060	329	-
Total	$71,911	$33,590	$24,038	$12,580	$1,703

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.8 million for Fiscal 2019, $3.4 million for Fiscal 2018 and $3.1 million for Fiscal 2017. See Note 10 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance, based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.1 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2020 and are expected to be renewed.

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

Revenue Recognition

We recognize revenue upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit, however smaller direct-store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant. We adopted ASU 2014-09, Revenue from Contracts with Customers, and its amendments on April 29, 2018. See Note 1 to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

National Beverage and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words "believes," "anticipates," "intends," "plans," "expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions, litigation risk and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodities

We purchase various raw materials, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, the prices of which fluctuate based on commodity market conditions. Our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. At times, we manage our exposure to this risk through the use of supplier pricing agreements that enable us to establish all, or a portion of, the purchase prices for certain raw materials. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs. See Note 6 of Notes to Consolidated Financial Statements.

Interest Rates

At April 27, 2019, the Company had no borrowings outstanding. We had no debt-related interest rate exposure during Fiscal 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 27,	April 28,
	2019	2018
Assets
Current assets:
Cash and equivalents	$156,200	$189,864
Trade receivables - net	84,841	84,360
Inventories - net	70,702	60,920
Prepaid and other assets	9,714	17,823
Total current assets	321,457	352,967
Property, plant and equipment - net	111,316	85,807
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,660	5,298
Total assets	$452,193	$458,832

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,202	$74,853
Accrued liabilities	30,433	29,718
Income taxes payable	402	99
Total current liabilities	97,037	104,670
Deferred income taxes - net	15,987	14,502
Other liabilities	7,560	8,220
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,678,084 shares (2019) and 50,650,784 shares (2018) issued	507	507
Additional paid-in capital	37,065	36,358
Retained earnings	313,430	307,824
Accumulated other comprehensive income (loss)	(1,543)	4,601
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,544 shares	(12,900)	(12,900)
Total shareholders' equity	331,609	331,440
Total liabilities and shareholders' equity	$452,193	$458,832

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

		Fiscal Year Ended
	April 27,	April 28,	April 29,
	2019	2018	2017

Net sales	$1,014,105	$975,734	$826,918

Cost of sales	629,755	584,599	500,841

Gross profit	384,350	391,135	326,077

Selling, general and administrative expenses	204,415	186,947	163,600

Interest expense	202	201	189

Other income - net	(4,144)	(1,502)	(537)

Income before income taxes	183,877	205,489	162,825

Provision for income taxes	43,024	55,715	55,780

Net income	$140,853	$149,774	$107,045

Earnings per common share:
Basic	$3.02	$3.21	$2.30
Diluted	$3.00	$3.19	$2.29

Weighted average common shares outstanding:
Basic	46,633	46,598	46,564
Diluted	46,917	46,921	46,770

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

		Fiscal Year Ended
	April 27,	April 28,	April 29,
	2019	2018	2017

Net income	$140,853	$149,774	$107,045

Other comprehensive income (loss), net of tax:

Cash flow hedges	(6,318)	5,227	1,110

Other	174	(22)	93

Total	(6,144)	5,205	1,203

Comprehensive income	$134,709	$154,979	$108,248

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Fiscal Year Ended
	April 27, 2019		April 28, 2018		April 29, 2017
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Series D Preferred Stock
Beginning of year	-	-	-	-	-	-
Series D preferred redeemed	-	-	-	-	-	-
End of year	-	-	-	-	-	-
Common Stock
Beginning of year	50,651	507	50,616	506	50,589	506
Stock options exercised	27	-	35	1	27	-
End of year	50,678	507	50,651	507	50,616	506
Additional Paid-In Capital
Beginning of year		36,358		35,638		34,570
Series D preferred redeemed		-		-		-
Stock options exercised		456		559		365
Stock-based compensation		251		161		208
Stock-based tax benefits		-		-		495
End of year		37,065		36,358		35,638
Retained Earnings
Beginning of year		307,824		227,928		190,733
Net income		140,853		149,774		107,045
Common stock cash dividend		(135,247)		(69,878)		(69,850)
End of year		313,430		307,824		227,928
Accumulated Other Comprehensive (Loss) Income
Beginning of year		4,601		(604)		(1,807)
Cash flow hedges		(6,318)		5,227		1,110
Other		174		(22)		93
End of year		(1,543)		4,601		(604)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$331,609		$331,440		$245,618

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Fiscal Year Ended
	April 27,	April 28,	April 29,
	2019	2018	2017
Operating Activities:
Net income	$140,853	$149,774	$107,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,439	13,226	12,834
Deferred income tax provision	3,351	676	1,358
Loss on disposal of property, net	12	149	72
Stock-based compensation	251	161	208
Stock-based tax benefits	-	-	495
Changes in assets and liabilities:
Trade receivables	(481)	(13,041)	(10,273)
Inventories	(9,782)	(7,565)	(5,433)
Prepaid and other assets	(2,806)	(5,437)	(2,205)
Accounts payable	(8,651)	16,753	8,709
Accrued and other liabilities	1,256	25	1,457
Net cash provided by operating activities	139,442	154,721	114,267

Investing Activities:
Additions to property, plant and equipment	(38,333)	(31,974)	(14,015)
Proceeds from sale of property, plant and equipment	18	63	28
Net cash used in investing activities	(38,315)	(31,911)	(13,987)

Financing Activities:
Dividends paid on common stock	(135,247)	(69,878)	(69,850)
Proceeds from stock options exercised	456	560	365
Net cash used in financing activities	(134,791)	(69,318)	(69,485)

Net (Decrease) Increase in Cash and Equivalents	(33,664)	53,492	30,795

Cash and Equivalents - Beginning of Year	189,864	136,372	105,577

Cash and Equivalents - End of Year	$156,200	$189,864	$136,372

Other Cash Flow Information:
Interest paid	$51	$101	$202
Income taxes paid	$36,833	$56,737	$55,901

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 284,000 shares in Fiscal 2019, 323,000 shares in Fiscal 2018 and 206,000 shares in Fiscal 2017.

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

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 27, 2019 and April 28, 2018, other liabilities included accruals of $5.7 million and $6.5 million, respectively, for estimated non-current risk retention exposures, of which $4.3 million and $5.0 million were covered by insurance.

Intangible Assets

Intangible assets as of April 27, 2019 and April 28, 2018 consisted of non-amortizable trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at April 27, 2019 were comprised of finished goods of $48.7 million and raw materials of $22.0 million. Inventories at April 28, 2018 were comprised of finished goods of $37.6 million and raw materials of $23.3 million.

Marketing Costs

We utilize a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $55.3 million in Fiscal 2019, $49.7 million in Fiscal 2018 and $44.9 million in Fiscal 2017.

New Accounting Pronouncements - adopted

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

New Accounting Pronouncements – not yet adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. In March 2018, the FASB approved a new optional transition method that provided the option to use the effective date as the date of initial application on transition. We plan to elect this transition method, and as a result, we intend to recognize the new accounting standard prospectively as of the effective date. ASU 2016-02 is effective for our fiscal year beginning April 28, 2019. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of fiscal year 2020. We anticipate that the impact of adopting ASU 2016-02 will result in the recognition in our consolidated balance sheet of right to use assets, and liabilities for operating lease obligations approximating 10% of total assets, subject to completion of our assessment. We do not expect the new standard to have a material impact on the Company’s consolidated statement of income. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company’s consolidated statement of cash flows.

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

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales volume. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant. We adopted ASU 2014-09, Revenue from Contracts with Customers, and its amendments on April 29, 2018 using the modified retrospective approach, with no material impact to the consolidated financial statements.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $72.4 million in Fiscal 2019, $63.3 million in Fiscal 2018 and $50.0 million in Fiscal 2017. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2019	Fiscal 2018	Fiscal 2017
Balance at beginning of year	$452	$468	$484
Net charge to expense	87	34	74
Net charge-off	(23)	(50)	(90)
Balance at end of year	$516	$452	$468

As of April 27, 2019 and April 28, 2018, we did not have any customer that comprised more than 10% of trade receivables. No one customer accounted for more than 10% of net sales during any of the last three fiscal years.

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

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 27, 2019 and April 28, 2018 consisted of the following:

	(In thousands)
	2019	2018
Land	$9,835	$9,500
Buildings and improvements	58,291	56,947
Machinery and equipment	222,243	194,241
Total	290,369	260,688
Less accumulated depreciation	(179,053)	(174,881)
Property, plant and equipment – net	$111,316	$85,807

Depreciation expense was $12.8 million for Fiscal 2019, $11.1 million for Fiscal 2018 and $10.7 million for Fiscal 2017.

3.	ACCRUED LIABILITIES

Accrued liabilities as of April 27, 2019 and April 28, 2018 consisted of the following:

	(In thousands)
	2019	2018
Accrued compensation	$9,506	$9,790
Accrued promotions	6,449	7,011
Accrued freight	4,387	5,984
Accrued Insurance	3,780	2,256
Other	6,311	4,677
Total	$30,433	$29,718

4.	DEBT

At April 27, 2019, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at April 27, 2019 or April 28, 2018. At April 27, 2019, $2.1 million of the Credit Facilities was reserved for standby letters of credit and $97.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 27, 2019, we were in compliance with all loan covenants.

5.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.

The Company is authorized under its stock buyback program to repurchase 1.6 million shares of Common Stock. As of April 27, 2019, 502,060 shares were purchased under the program and 1,097,940 shares were available for purchase. No shares of Common Stock have been repurchased during the last three fiscal years.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (“CMA”), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner. Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer, and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, who, acting as a unit, provide management, administrative and creative functions for the Company. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel. The Board of Directors on numerous occasions contemplated incentive compensation and since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $10.2 million for Fiscal 2019, $9.8 million for Fiscal 2018 and $8.3 million for Fiscal 2017. Included in accounts payable were amounts due CMA of $2.4 million at April 27, 2019 and $2.4 million at April 28, 2018.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedges are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedges for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Recognized in AOCI-
(Loss) gain before income taxes	$(6,138)	$9,498	$(984)
Less income tax (benefit) provision	(1,468)	3,085	(365)
Net	(4,670)	6,413	(619)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	2,100	2,569	(2,749)
Less income tax provision (benefit)	452	1,383	(1,020)
Net	1,648	1,186	(1,729)

Net change to AOCI	$(6,318)	$5,227	$1,110

As of April 27, 2019, the notional amount of our outstanding aluminum swap contracts was $41.5 million and, assuming no change in the commodity prices, $2.0 million of unrealized loss before tax will be reclassified from AOCI and recognized in cost of sales over the next 12 months. See Note 1.

As of April 27, 2019, the fair value of the derivative liability was $2.0 million, which was included in accrued liabilities. As of April 28, 2018, the fair value of the derivative asset was $6.2 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Current	$39,673	$55,039	$54,422
Deferred	3,351	676	1,358
Total	$43,024	$55,715	$55,780

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 27, 2019 and April 28, 2018 consisted of the following:

	(In thousands)
	2019	2018
Deferred tax assets:
Accrued expenses and other	$3,705	$2,900
Inventory and amortizable assets	265	331
Total deferred tax assets	3,970	3,231
Deferred tax liabilities:
Property	18,505	14,858
Intangibles and other	1,452	2,875
Total deferred tax liabilities	19,957	17,733
Net deferred tax liabilities	$15,987	$14,502

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Statutory federal income tax rate	21.0%	30.4%	35.0%
State income taxes, net of federal benefit	2.9	2.4	2.2
Domestic manufacturing deduction benefit	-	(2.4)	(3.0)
Remeasurement of deferred taxes	-	(2.9)	-
Other differences	(.5)	(.4)	.1
Effective income tax rate	23.4%	27.1%	34.3%

As of April 27, 2019, the gross amount of unrecognized tax benefits was $1.9 million and $116,000 was recognized as tax expense in Fiscal 2019. If we were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.5 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Beginning balance	$1,733	$1,743	$1,678
Increases due to current period tax positions	139	204	150
Decreases due to lapse of statute of limitations and audit resolutions	(4)	(214)	(85)
Ending balance	$1,868	$1,733	$1,743

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 27, 2019, unrecognized tax benefits included accrued interest of $253,000, of which approximately $15,000 was recognized as tax expense in Fiscal 2019.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act made changes to the U.S. tax code, including reducing the U.S. federal tax rate from 35% to 21% effective January 1, 2018. The phasing in of the lower corporate income tax rate results in a blended federal statutory rate of 30.4% for our fiscal 2018, compared with the previous 35% rate.  Included in the effective tax rate for Fiscal 2018 is a one-time adjustment reducing income tax expense to remeasure previous deferred tax liabilities of $4.3 million.

We file annual income tax returns in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2016 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2012.

8.	LEGAL PROCEEDINGS

The Company has been named a defendant in certain legal proceedings, including derivative and class action complaints. Company counsel has asserted various meritorious defenses and is vigorously defending these matters.  Certain of these complaints include allegations that the Company’s LaCroix branded products contain synthetic ingredients and thereby violate specific state consumer protection statutes and other laws.  The Company believes the litigation is without merit and will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9.	STOCK-BASED COMPENSATION

Our stock-based compensation program is a broad-based program designed to attract and retain personnel while also aligning participants’ interests with the interests of the shareholders.

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

We account for stock options under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options for 9,000 shares were granted in Fiscal 2019, 500 shares in Fiscal 2018 and no shares in Fiscal 2017. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8.0 years for Fiscal 2019 and 8.0 years for Fiscal 2018; weighted average expected volatility of  21.7% for Fiscal 2019 and 23.8% for Fiscal 2018; weighted average risk free interest rates of 2.6% for Fiscal 2019 and 2.4% for Fiscal 2018; and expected dividend yield of 1.6% for Fiscal 2019 and 1.6% for Fiscal 2018.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. There were no forfeitures estimated in Fiscal 2019 and Fiscal 2018.

The following is a summary of stock option activity for Fiscal 2019:

	Number of Shares	Price (a)
Options outstanding, beginning of year	344,945	$10.84
Granted	9,000	40.03
Exercised	(27,300)	16.70
Cancelled	(4,200)	14.17
Options outstanding, end of year	322,445	11.14
Options exercisable, end of year	230,259	9.16

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $251,000 for Fiscal 2019, $161,000 for Fiscal 2018 and $208,000 for Fiscal 2017. The total fair value of shares vested was $127,000 for Fiscal 2019, $140,000 for Fiscal 2018 and $362,000 for Fiscal 2017. The total intrinsic value for stock options exercised was $2.2 million for Fiscal 2019, $3.0 million for Fiscal 2018 and $1.5 million for Fiscal 2017. Net cash proceeds from the exercise of stock options were $456,000 for Fiscal 2019, $560,000 for Fiscal 2018 and $365,000 for Fiscal 2017. Stock based income tax benefits aggregated $443,000 for Fiscal 2019, $886,000 for Fiscal 2018 and $495 million for Fiscal 2017. The weighted average fair value for stock options granted was $63.71 for Fiscal 2019.

As of April 27, 2019, unrecognized compensation expense related to the unvested portion of our stock options was $591,000, which is expected to be recognized over a weighted average period of 4.6 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 27, 2019 was 3.3 years and $14.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 28, 2018 was 4.4 years and $27.3 million, respectively.

We have a stock purchase plan which provides for the purchase of up to 1,536,000 shares of common stock by employees who (i) have been employed for at least two years, (ii) are not part-time employees and (iii) are not owners of five percent or more of our common stock. As of April 27, 2019, no shares have been issued under the plan.

10.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.8 million for Fiscal 2019, $3.4 million for Fiscal 2018 and $3.1 million for Fiscal 2017.

The Company participates in three multi-employer defined benefit pension plans with respect to certain collective bargaining agreements. If the Company chooses to stop participating in the multi-employer plan or if other employers choose to withdraw to the extent that a mass withdrawal occurs, the Company could be required to pay the plan a withdrawal liability based on the underfunded status of the plan. During Fiscal 2017, a subsidiary of the Company reached a settlement with respect to a notification of withdrawal liability by one of the multi-employer pension plans not considered significant. The settlement did not have a material effect on its financial position, cash flows or results of operations.

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2019 and Fiscal 2018 is for the plans’ years ending December 31, 2017 and 2016, respectively.

PPA Zone Status
Pension Fund	Fiscal 2019	Fiscal 2018	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2017 and December 31, 2016, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2021 and May 14, 2021, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2019	2018	2017
CSSS Fund	$1,465	$1,370	$1,262
WCT Fund	769	619	477
Other multi-employer pension funds	222	228	201
Total	$2,456	$2,217	$1,940

11.	COMMITMENTS AND CONTINGENCIES

We lease buildings, machinery and equipment under various non-cancelable operating lease agreements expiring at various dates through 2029. Certain of these leases contain scheduled rent increases and/or renewal options. Contractual rent increases are taken into account when calculating the minimum lease payment and recognized on a straight-line basis over the lease term. Rent expense under operating lease agreements totaled $18.2 million for Fiscal 2019, $13.3 million for Fiscal 2018 and $12.0 million for Fiscal 2017.

Our minimum lease payments under non-cancelable operating leases as of April 27, 2019 were as follows:

(In thousands)
Fiscal 2020	$16,105
Fiscal 2021	12,084
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments	$52,037

We enter into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 27, 2019, we had purchase commitments for raw materials of $12.7 million through 2022.

As of April 27, 2019, we had purchase commitments for plant and equipment of $ 7.1 million for Fiscal 2020.

From time to time, we are a party to various litigation matters and claims arising in the ordinary course of business. We do not expect the ultimate disposition of such matters to have a material adverse effect on our consolidated financial position or results of operations.

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019
Net sales	$292,590	$260,709	$220,892	$239,914
Gross profit	115,694	103,524	80,554	84,578
Net income	48,830	41,077	24,811	26,135
Earnings per common share – basic	$1.05	$.88	$.53	$.56
Earnings per common share – diluted	$1.04	$.88	$.53	$.56

Fiscal 2018
Net sales	$259,832	$244,119	$227,477	$244,306
Gross profit	104,503	96,080	91,193	99,359
Net income	38,272	33,980	41,080	36,442
Earnings per common share – basic	$.82	$.73	$.88	$.78
Earnings per common share – diluted	$.82	$.72	$.88	$.78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

National Beverage Corp.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (the Company) as of April 27, 2019 and April 28, 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 27, 2019, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended April 27, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

June 26, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of April 27, 2019:

Name	Age	Position with Company

Nick A. Caporella(1)	83	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	59	President

George R. Bracken(3)	73	Executive Vice President – Finance

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

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	24
		Consolidated Statements of Income	25
		Consolidated Statements of Comprehensive Income	26
		Consolidated Statements of Shareholders’ Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29
		Report of Independent Registered Public Accounting Firm	43
	2.	Financial Statement Schedules
		Not applicable
	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.13	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein(12)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(12)

10.15	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(13)

10.16	Amended and Restated Credit Agreement dated October 4, 2017 between NewBevCo. and lender therein (14)

Exhibit
No.	Description

10.17	Credit Facility Renewal Agreement, dated April 26, 2018 between NewBevCo and lender therein(15)

21	Subsidiaries of Registrant(16)

23	Consent of Independent Registered Public Accounting Firm(16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2019 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C information Statement dated June 26, 2018 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(4)

Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal year ended August 1, 2015 and is incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2017 and is incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2017 and is incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 28, 2018 and is incorporated herein by reference.
(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: June 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2019.

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