Form 10-Q
period 2019-07-27
NATIONAL BEVERAGE CORP
filed 2019-09-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 27, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (✔)

The number of shares of registrant’s common stock outstanding as of September 4, 2019 was 46,625,640.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	FIZZ	The NASDAQ Global Select Market

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	July 27,	April 27,
	2019	2019
Assets
Current assets:
Cash and equivalents	$202,668	$156,200
Trade receivables - net	84,803	84,841
Inventories	73,433	70,702
Prepaid and other assets	5,877	9,714
Total current assets	366,781	321,457
Property, plant and equipment - net	111,638	111,316
Right-of-use assets	52,460	-
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,573	4,660
Total assets	$550,212	$452,193

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$65,709	$66,202
Short-term lease obligations	8,874	0
Accrued liabilities	32,613	30,433
Income taxes payable	10,233	402
Total current liabilities	117,429	97,037
Deferred income taxes - net	15,564	15,987
Long-term lease obligations	43,555	-
Other liabilities	7,428	7,560
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,657,784 shares issued (50,650,784 shares at April 28)	507	507
Additional paid-in capital	37,134	37,065
Retained earnings	347,972	313,430
Accumulated other comprehensive loss	(1,527)	(1,543)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,784 shares	(12,900)	(12,900)
Total shareholders' equity	366,236	331,609
Total liabilities and shareholders' equity	$550,212	$452,193

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	July 27,	July 28,
	2019	2018

Net sales	$263,568	$292,590

Cost of sales	166,994	176,896

Gross profit	96,574	115,694

Selling, general and administrative expenses	51,997	52,690

Interest expense	50	50

Other income - net	781	855

Income before income taxes	45,308	63,809

Provision for income taxes	10,766	14,979

Net income	$34,542	$48,830

Earnings per common share:
Basic	$.74	$1.05
Diluted	$.74	$1.04

Weighted average common shares outstanding:
Basic	46,646	46,619
Diluted	46,880	46,919

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
	Three Months Ended
	July 27,	July 28,
	2019	2018

Net income	$34,542	$48,830

Other comprehensive income (loss), net of tax:
Cash flow hedges	16	(2,041)

Comprehensive income	$34,558	$46,789

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Three Months Ended
	July 27,	July 28,
	2019	2018
Series C Preferred Stock
Beginning and end of period	$150	$150

Common Stock
Beginning and end of period	507	507

Additional Paid-In Capital
Beginning of period	37,065	36,358
Stock options exercised	7	123
Stock-based compensation	62	40
End of period	37,134	36,521

Retained Earnings
Beginning of period	313,430	307,824
Net income	34,542	48,830
End of period	347,972	356,654

Accumulated Other Comprehensive (Loss) Income
Beginning of period	(1,543)	4,601
Cash flow hedges, net of tax	16	(2,041)
End of period	(1,527)	2,560

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)

Total Shareholders' Equity	$366,236	$378,392

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended
	July 27,	July 28,
	2019	2018
Operating Activities:
Net income	$34,542	$48,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,446	3,955
Deferred income tax provision	(428)	1,588
Loss on disposal of property, net	46	1
Stock-based compensation	62	40
Changes in assets and liabilities:
Trade receivables	38	(10,306)
Inventories	(2,731)	(6,894)
Prepaid and other assets	3,154	769
Accounts payable	(493)	7,952
Accrued and other liabilities	11,975	13,345
Net cash provided by operating activities	50,611	59,280

Investing Activities:
Additions to property, plant and equipment	(4,156)	(6,226)
Proceeds from sale of property, plant and equipment	6	1
Net cash used in investing activities	(4,150)	(6,225)

Financing Activities:
Proceeds from stock options exercised	7	123
Net cash provided by financing activities	7	123

Net Increase in Cash and Equivalents	46,468	53,178

Cash and Equivalents - Beginning of Period	156,200	189,864

Cash and Equivalents - End of Period	$202,668	$243,042

Other Cash Flow Information:
Interest paid	$13	$13
Income taxes paid	$0	$2

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

National Beverage Corp. innovatively develops, produces, markets and sells a diverse portfolio of sparkling waters, juices, energy drinks and carbonated soft drinks primarily in the United States and Canada. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

Basis of Presentation

The consolidated financial statements include the accounts of National Beverage Corp. and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. Excluding the adoption of the recently issued accounting pronouncements disclosed in Note 6, the accounting policies used in these interim consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at July 27, 2019 were comprised of finished goods of $49.0 million and raw materials of $24.4 million. Inventories at April 27, 2019 were comprised of finished goods of $48.7 million and raw materials of $22.0 million.

Recently Adopted Accounting Pronouncements

As of April 28, 2019, the Company adopted ASU 2016-02 "Leases" which superceded the prior lease accounting guidance in its entirety.  See note 6.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 27, 2019	April 27, 2019
Land	$9,835	$9,835
Buildings and improvements	58,290	58,291
Machinery and equipment	226,115	222,243
Total	294,240	290,369
Less accumulated depreciation	(182,602)	(179,053)
Property, plant and equipment – net	$111,638	$111,316

Depreciation expense was $3.8 million for the three months ended July 27, 2019 and $3.4 million for the three months ended July 28, 2018.

3. DEBT

At July 27, 2019, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at July 27, 2019 or April 27, 2019. At July 27, 2019, $3.2 million of the Credit Facilities was reserved for standby letters of credit and $96.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 27, 2019, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 27, 2019, options to purchase 400 shares were exercised (weighted average exercise price of $17.59 per share). At July 27, 2019, options to purchase 322,045 shares (weighted average exercise price of $11.13 per share) were outstanding and stock-based awards to purchase 2,811,613 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three months ended July 27, 2019 and July 28, 2018:

	(In thousands)
	2019	2018
Recognized in AOCI:
(Loss) gain before income taxes	$(1,423)	$6,347
Less income tax (benefit) provision	(340)	1,518
Net	(1,083)	4,829
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	(1,444)	8,934
Less income tax (benefit) provision	(345)	2,064
Net	(1,099)	6,870
Net change to AOCI	$16	$(2,041)

As of July 27, 2019, the notional amount of our outstanding aluminum swap contracts was $35.7 million and, assuming no change in commodity prices, $2.0 million of unrealized losses before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of July 27, 2019, the fair value of the derivative liability was $2.0 million, which was included in accrued liabilities. At April 27, 2019, the fair value of the derivative liability was $2.0 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company leases two manufacturing facilities, warehouse and office space ("real estate"), and machinery and other equipment, including delivery vehicles, under non-cancelable operating lease agreements.  The leases expire at various dates through 2027.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, "Leases" (the "lease standard").  The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease).  The new guidance is effective for fiscal years after December 15, 2018 and interim periods beginning the following fiscal year.   The Company adopted the new lease standard as of April 28,2019 using the modified retrospective method and has elected to adopt the available practical expedients as accounting policy on initial adoption of the lease standard.

Upon adoption of the lease standard on April 28, 2019, the Company recorded a right-of-use asset for operating leases and lease liabilities of $55.5 million.  The adoption of the lease standard did not change previously reported consolidated statements of income, did not result in cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

The Company has used the following policies and assumptions in evaluating its population of leases:

●

Determining a lease - The Company assesses contracts at inception to determine whether an arrangement is or includes a lease, which conveys the Company's right to control the use of an identified asset for a period of time in exchange for consideration.  Operating lease right-of-use assets and associated liabilities are recognized at the commencement date and initially measured based on the present value of the lease payments over the defined lease term.

●

Allocating lease and non-lease components - The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets.  The Company has certain equipment and vehicle lease agreements which generally have the lease and associated non-lease components accounted for as a single lease component.  The Company has real estate lease agreements with lease and non-lease components, which are generally accounted for separately where applicable.

●	Discount rate - The Company calculates the discount rate based on the Company's incremental borrowing rate using the contractual lease term.

●

Lease term - The Company does not recognize leases with a contractual term of less than 12 months on the balance sheet.  Lease expense for these short- term leases is expensed on a  straight-line basis over the lease term.

●

Rent increases or escalation clauses - Certain leases contain scheduled rent increases or escalation clauses.  The Company assesses each contract individually and applies the appropriate variable payments based on the terms of the individual agreement.

●

Renewal options and / or purchase options - Certain leases include renewal options to extend the lease term and / or purchase options to purchase the leased asset.  The Company assesses these options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of the Company's leases do not include renewal periods or purchase options in the measurement of the right-of-use asset and the associated lease liability.

●

Option to terminate - Certain leases include the option to terminate the lease prior to its scheduled expiration.  This allows a contractually bound party to terminate its obligation under the lease contract, typically in return for an agreed upon financial consideration.  The terms and conditions of the termination options vary by contract.

The Company's weighted average remaining lease term was 4.2 years and weighted average discount rate was 3.38% as of July 27, 2019.  The following is a summary of future minimum lease payments for all non-cancelable operating leases as of July 27, 2019:

(In thousands)
Remainder of Fiscal 2020	$10,397
Fiscal 2021	21,717
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,752
Thereafter	1,703
Total minimum lease payments including interest	56,204
Less: Amounts representing interest	(3,775)
Present value of minimum lease payments	52,429
Less: Current portion of lease liabilities	(8,874)
Non-current portion of lease liabilities	$43,555

Lease expense for the three months ended July 27, 2019 was $3.4 million for operating leases and $.3 million for short-term leases.  The impact on cash flows from operating leases was $3.7 million for the three months ended July 27, 2019.

Our minimum lease payments under non-cancelable operating leases as of April 27, 2019 were as follows:

(In thousands)
Fiscal 2020	$16,105
Fiscal 2021	12,084
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments including interest	$52,037

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks and, to a lesser degree, carbonated soft drink brands.  Our carbonated soft drink brands continue to be modified as we endeavor to make them more adaptable to changing consumer preferences.  We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

Our strategy seeks the profitable growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring our beverage portfolio to the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened and high-caloric beverages; (ii) emphasizing unique flavor development and variety throughout our brands that appeal to multiple demographic groups; (iii) maintaining points of difference through innovative marketing, packaging and consumer engagement and (iv) responding faster and more creatively to changing consumer trends that larger competitors who are burdened by legacy production, distribution complexity and costs cannot quickly adapt to.

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

Presently, our primary market focus is the United States and Canada.  Certain of our products are also distributed on a limited basis in other countries and options to expand distribution to other regions are being considered.  To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery. The warehouse delivery system allows our retail partners to maximize their assets by utilizing their ability to pick up product at our warehouses, further lowering their/our product costs.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. While prior years witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.

Our highly innovative business, where new beverages are developed and produced for selective holidays and ceremonial dates, should not be analyzed on the common three-month (quarterly) periods, traditionally found acceptable. Today, costly development projects and seasonal weather periods plus promotional packaging, make quarter-to-quarter comparisons unworthy statistics which forces companies into decision making that is not truly beneficial for investors and shareholders alike.  Traditional and typical are not a part of an innovator's vocabulary.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991.  In this report, the terms "we," "us," "our.""Company" and "National Beverage" mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

RESULTS OF OPERATIONS

Three Months Ended July 27, 2019 (first quarter of fiscal 2020) compared to Three Months Ended July 28, 2018 (first quarter of fiscal 2019)

Net sales for the first quarter of fiscal 2020 decreased 9.9% to $263.6 million compared to $292.6 million for the first quarter of fiscal 2019. The decrease in sales resulted primarily from a 10.6% decrease in case volume, offset in part by higher average selling price. The volume decrease includes a 16.2% decline of our Power+ Brands, partially offset by 3.6% growth in Carbonated Soft Drinks. The  reduction in Power+ Brands volume is primarily attributable to increased competition within the sparkling water category.   Average selling price per case increased by .9% due to previous price increases as a result of increased aluminum costs.

Gross profit for the first quarter of fiscal 2020 decreased to $96.6 million compared to $115.7 million for the first quarter of fiscal 2019. The decrease in gross profit is due to decreased volume and increased manufacturing costs. The cost of sales per case increased 2.1% and gross margin declined to 36.6% from 39.5% for the first quarter of fiscal 2019.

Selling, general and administrative expenses for the first quarter of fiscal 2020 decreased $693,000 to $52.0 million from $52.7 million for the first quarter of fiscal 2019. The decrease was primarily due to reduced distribution and administrative costs partially offset by increased selling and marketing spending. As a percent of net sales, selling, general and administrative expenses increased to 19.7% compared to 18.0% for the first quarter of fiscal 2019.

Other income includes interest income of $814,000 for the first quarter of fiscal 2020 and $871,000 for the first quarter of fiscal 2019. The decrease in interest income is due to changes in average invested balances offset in part by higher return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.8% for the first quarter of fiscal 2020 and 23.4% for the first quarter of fiscal 2019. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 27, 2019, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $46.5 million for the first quarter of fiscal 2020, which compares to an increase of $53.0 million for the first quarter of fiscal 2019.

Net cash provided by operating activities for the first quarter of fiscal 2020 amounted to $50.6 million compared to $59.3 million for the first quarter of fiscal 2019. For the first quarter of fiscal 2020, cash flow was principally provided by net income of $34.5 million, an increase in accrued and other liabilities of $12.0 million and depreciation and amortization aggregating $4.4 million, offset in part by seasonal and sales volume related increases in trade receivables and inventory.

Net cash used in investing activities for the first quarter of fiscal 2020 reflects capital expenditures of $4.2 million, compared to capital expenditures of $6.2 million for the first quarter of fiscal 2019. We intend to continue production capacity expansion projects in fiscal 2020, but expect capital expenditures will decline from fiscal 2019 levels.

Financial Position

During the first quarter of fiscal 2020, our working capital increased to $249.3 million from $222.4 million at April 27, 2019. The increase in working capital was due to higher cash, and inventory, partially offset by higher accrued liabilities, the recognition of the current portion of operating lease liabilities and income taxes payable. Trade receivables decreased $9.9 million compared to the first quarter of 2019 due to decreased sales, while days sales outstanding declined to 29.3 days from 29.4 days. Inventories increased $5.6 million compared to the first quarter of 2019 as a result of the Company maintaining higher inventory levels to support sales. Inventory turns declined to 9.1 from 10.4 times. At July 27, 2019, the current ratio was 3.12 to 1 compared to 3.3 to 1 at April 27, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies.  These statements are "forward -looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders.  Certain statements including, without limitation, statements containing the words "believes," "anticipates,""intends,""plans,""expects," and "estimates" constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: General economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer preferences and our success in creating products geared toward consumers' tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders.  We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2019

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance (Principal Financial Officer)