Form 10-Q
period 2019-10-26
NATIONAL BEVERAGE CORP
filed 2019-12-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 26, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant’s common stock outstanding as of December 2, 2019 was 46,562,579.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	October 26,	April 27,
	2019	2019
Assets
Current assets:
Cash and equivalents	$233,867	$156,200
Trade receivables - net	72,619	84,841
Inventories	67,776	70,702
Prepaid and other assets	10,291	9,714
Total current assets	384,553	321,457
Property, plant and equipment - net	113,353	111,316
Right-of-use assets	49,576	-
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,573	4,660
Total assets	$566,815	$452,193

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$60,829	$66,202
Current operating lease liabilities	14,267	-
Accrued liabilities	32,401	30,433
Income taxes payable	649	402
Total current liabilities	108,146	97,037
Deferred income taxes - net	16,416	15,987
Non-current operating lease liabilities	35,278	-
Other liabilities	7,462	7,560
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,701,984 shares issued (50,678,084 shares at April 27)	507	507
Additional paid-in capital	37,338	37,065
Retained earnings	380,626	313,430
Accumulated other comprehensive (loss)	(1,108)	(1,543)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,032,544 shares	(12,900)	(12,900)
Total shareholders' equity	399,513	331,609
Total liabilities and shareholders' equity	$566,815	$452,193

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018

Net sales	$251,611	$260,709	$515,179	$553,299

Cost of sales	158,797	157,185	325,791	334,080

Gross profit	92,814	103,524	189,388	219,219

Selling, general and administrative expenses	51,170	51,366	103,166	104,056

Interest expense	50	51	101	101

Other income - net	1,072	1,187	1,853	2,042

Income before income taxes	42,666	53,294	87,974	117,104

Provision for income taxes	10,012	12,216	20,778	27,196

Net income	$32,654	$41,078	$67,196	$89,908

Earnings per common share:
Basic	$.70	$.88	$1.44	$1.93
Diluted	$.70	$.88	$1.43	$1.92

Weighted average common shares outstanding:
Basic	46,653	46,628	46,650	46,623
Diluted	46,877	46,928	46,879	46,923

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018

Net income	$32,654	$41,078	$67,196	$89,908

Other comprehensive income (loss), net of tax:
Cash flow hedges	419	(2,715)	435	(4,756)

Comprehensive income	$33,073	$38,363	$67,631	$85,152

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018
Series C Preferred Stock
Beginning and end of period	$150	$150	$150	$150

Common Stock
Beginning and end of period	507	507	507	507

Additional Paid-In Capital
Beginning of period	37,134	36,521	37,065	36,358
Stock options exercised	140	202	147	325
Stock-based compensation	64	77	126	117
End of period	37,338	36,800	37,338	36,800

Retained Earnings
Beginning of period	347,972	356,654	313,430	307,824
Net income	32,654	41,078	67,196	89,908
End of period	380,626	397,732	380,626	397,732

Accumulated Other Comprehensive (Loss)
Beginning of period	(1,527)	2,560	(1,543)	4,601
Cash flow hedges, net of tax	419	(2,715)	435	(4,756)
End of period	(1,108)	(155)	(1,108)	(155)

Treasury Stock - Series C Preferred
Beginning and end of period	(5,100)	(5,100)	(5,100)	(5,100)

Treasury Stock - Common
Beginning and end of period	(12,900)	(12,900)	(12,900)	(12,900)

Total Shareholders' Equity	$399,513	$417,034	$399,513	$417,034

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	October 26,	October 27,
	2019	2018
Operating Activities:
Net income	$67,196	$89,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,946	7,355
Deferred income tax provision	292	2,822
(Loss) gain on sale of property, net	(5)	3
Stock-based compensation	126	117
Changes in assets and liabilities:
Trade receivables	12,222	50
Inventories	2,926	(19,914)
Prepaid and other assets	1,111	(7,999)
Accounts payable	(5,373)	3,089
Accrued and other liabilities	(287)	741
Net cash provided by operating activities	87,154	76,172

Investing Activities:
Additions to property, plant and equipment	(9,642)	(16,302)
Proceeds from sale of property, plant and equipment	8	1
Net cash used in investing activities	(9,634)	(16,301)

Financing Activities:
Proceeds from stock options exercised	147	325
Net cash provided by financing activities	147	325

Net Increase in Cash and Equivalents	77,667	60,196

Cash and Equivalents - Beginning of Period	156,200	189,864

Cash and Equivalents - End of Period	$233,867	$250,060

Other Cash Flow Information:
Interest paid	$38	$38
Income taxes paid	$22,675	$23,835

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

1. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The condensed consolidated financial statements include the accounts of National Beverage Corp. and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. Excluding the adoption of the recently issued accounting pronouncements disclosed in Note 6, the accounting policies used in these interim condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at October 26, 2019 were comprised of finished goods of $46.0 million and raw materials of $21.8 million. Inventories at April 27, 2019 were comprised of finished goods of $48.7 million and raw materials of $22.0 million.

Recently Adopted Accounting Pronouncements

As of April 28, 2019, the Company adopted ASU 2016-02 “Leases”, which superseded the prior lease accounting guidance in its entirety. See Note 6.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 26, 2019	April 27, 2019
Land	$9,835	$9,835
Buildings and improvements	58,471	58,291
Machinery and equipment	231,120	222,243
Total	299,426	290,369
Less accumulated depreciation	(186,073)	(179,053)
Property, plant and equipment – net	$113,353	$111,316

Depreciation expense was $3.8 million and $7.6 million for the three and six months ended October 26, 2019, respectively, and $3.4 million and $6.3 million for the three and six months ended October 27, 2018, respectively.

3. DEBT

At October 26, 2019, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 26, 2019 or April 27, 2019. At October 26, 2019, $3.2 million of the Credit Facilities was reserved for standby letters of credit and $96.8 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 26, 2019, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 26, 2019, options to purchase 16,500 shares were exercised (weighted average exercise price of $8.92 per share). At October 26, 2019, options to purchase 305,945 shares (weighted average exercise price of $11.29 per share) were outstanding and stock-based awards to purchase 2,811,613 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and six months ended October 26, 2019 and October 27, 2018:

	(In thousands)
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Recognized in AOCI:
(Loss) gain before income taxes	$(619)	$1,076	$(2,043)	$7,424
Less income tax (benefit) provision	(148)	257	(489)	1,776
Net	$(471)	$819	$(1,554)	$5,648
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	$(1,170)	$4,596	$(2,614)	$13,530
Less income tax (benefit) provision	(280)	1,062	(625)	3,126
Net	$(890)	$3,534	$(1,989)	$10,404
Net change to AOCI	$419	$(2,715)	$435	$(4,756)

As of October 26, 2019, the notional amount of our outstanding aluminum swap contracts was $20.1 million and, assuming no change in commodity prices, $1.5 million of unrealized losses before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. See Note 1.

As of October 26, 2019 and April 27, 2019,  the fair value of the derivative liability was $1.5 million and $2.0 million, respectively, which were included in accrued liabilities.  The valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company leases two manufacturing facilities, warehouse and office space (“real estate”), and machinery and other equipment, including delivery vehicles under non-cancellable operating lease agreements. These leases expire at various dates through 2027.

In February 2016, the Financial Accounting Standards Board (the "FASB”) issued ASU 2016-02, “Leases” (the “lease standard”). The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the new lease standard as of April 28, 2019 using the modified retrospective method and has elected to adopt the available practical expedients as accounting policy on the initial adoption of the lease standard.

Upon adoption of the lease standard on April 28, 2019, the Company recorded a right-of-use asset for operating leases and lease liabilities of $55.5 million. The adoption of the lease standard did not change previously reported condensed consolidated statements of income, did not result in a cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

The Company has used the following policies and assumptions in evaluating its population of leases:

●

Determining a lease – The Company assesses contracts at inception to determine whether an arrangement is or includes a lease which conveys the Company’s right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and associated liabilities are recognized at the commencement date and initially measured at the present value of the lease payments over the defined lease term.

●

Allocating lease and non-lease components – The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets, including certain equipment and vehicle lease agreements which generally have the lease and associated non-lease components accounted for as a single lease component. Additionally, real estate lease agreements with lease and non-lease components are generally accounted for separately where applicable.

●	Discount rate – The Company calculates the discount rate based on the Company’s incremental borrowing rate using the contractual lease term.
●

Lease term – The Company does not recognize leases with an original contractual term of less than 12 months on the balance sheet. Lease expense for these short term leases is expensed on a straight-line basis over the lease term.

●

Rent increases or escalation clauses – Certain leases contain scheduled rent increases or escalation clauses. The Company assesses each contract individually and calculates variable payments based on the terms of the individual agreement.

●

Renewal options and / or purchase options – Certain leases include renewal options to extend the lease term and / or purchase options to purchase the leased asset. The Company assesses these options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of the Company’s leases do not include renewal periods or purchase options in the measurement of the right-of-use asset and the associated lease liability.

●

Option to terminate – Certain leases include the option to terminate the lease prior to its scheduled expiration. This allows a contractually bound party to terminate its obligation under the lease contract, typically in return for an agreed upon financial consideration. The terms and conditions of the termination options vary by contract; such options are not included in the measurement of the right-to-use assets and associated lease liability.

The Company’s weighted average remaining lease term was 3.8 years and weighted average discount rate was 3.38% as of October 26, 2019. The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 26, 2019:

(In thousands)
Remainder of Fiscal 2020	$8,897
Fiscal 2021	20,315
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments including interest	53,060
Less: Amounts representing interest	(3,515)
Present value of minimum lease payments	49,545
Less: Current portion of lease liabilities	(14,267)
Non-Current portion of operating lease liabilities	$35,278

Lease expense for the three and six months ended October 26, 2019 was $3.4 million and $6.7 million for operating leases and $.3 million and $.8 million for short-term leases, respectively.  Net cash provided by operations was impacted by $7.5 million for operating leases for the six months ended October 26, 2019.

Our minimum lease payments under non-cancelable operating leases as of April 27, 2019 were as follows:

(In thousands)
Fiscal 2020	$16,105
Fiscal 2021	12,084
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments including interest	$52,037

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks and, to a lesser degree, carbonated soft drinks brands. Our carbonated soft drink brands continue to be modified as we endeavor to make them more adaptable to changing consumer preferences. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

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

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+Brands includes LaCroix®, LaCroix Curate®, LaCroix NiCola® and Shasta® Sparkling Water products; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 125 years.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. While prior years witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.  In addition, seasonal promotional packaging and the development of beverages for selective holidays and ceremonial dates further impact quarter-to-quarter comparisons.

We believe our highly innovative business should not be analyzed solely on the common three-month (quarterly) periods, traditionally found acceptable. Traditional and typical are not a part of an innovator’s vocabulary.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

RESULTS OF OPERATIONS

Three Months Ended October26, 2019 (second quarter of fiscal 2020) compared to

Three Months Ended October27, 2018 (second quarter of fiscal 2019)

Net sales for the second quarter of fiscal 2020 decreased 3.5% to $251.6 million compared to $260.7 million for the second quarter of fiscal 2019. The decrease in sales resulted primarily from a 1.9% decrease in case volume and a 1.1% decline in average selling price. The volume decrease includes a 5.2% decline of our Power+ Brands, partially offset by 5.3% growth in Carbonated Soft Drinks. The reduction in Power+ Brands volume is primarily attributable to increased competition within the sparkling water category, which along with product mix, impacted average price per case.

Gross profit for the second quarter of fiscal 2020 decreased to $92.8 million compared to $103.5 million for the second quarter of fiscal 2019. The decrease in gross profit is due to increased manufacturing costs and decreased volume. The cost of sales per case increased 3.6% and gross margin declined to 36.9% of sales from 39.7% for the second quarter of fiscal 2019.

Selling, general and administrative expenses for the second quarter of fiscal 2020 were $51.2 million and $51.4 million for the second quarter of fiscal 2019. The decrease was primarily due to reduced distribution and administrative costs partially offset by increased selling and marketing spending. As a percent of net sales, selling, general and administrative expenses increased to 20.3% compared to 19.7% for the second quarter of fiscal 2019.

Other income includes interest income of $1.0 million for the second quarter of fiscal 2020 and $1.2 million for the second quarter of fiscal 2019. The decrease in interest income is due to changes in average invested balances offset in part by higher return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the second quarter of fiscal 2020 and 22.9% for the second quarter of fiscal 2019. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 26, 2019 (first six months of fiscal 2020) compared to

Six Months Ended October 27, 2018 (first six months of fiscal 2019)

Net sales for the first six months of fiscal 2020 decreased 6.9% to $515.2 million compared to $553.3 million for the first six months of fiscal 2019.  The decrease in sales resulted primarily from a 6.6% decline in case volume and, to a lesser extent, a lower average selling price.  The volume decline includes an 11.2% decline of our Power+ Brands, partially offset by a 4.4% increase in Carbonated Soft Drinks.  Average selling price per case declined .3% primarily due to changes in product mix.

Gross profit for the first six months of fiscal 2020 decreased 13.6% to $189.4 million compared to $219.2 million for the first six months of fiscal 2019.  The decrease in gross profit is due to decreased volume and increased manufacturing costs.  The cost of sales per case increased 4.4% and gross margin declined to 36.8% of sales compared to 39.6% for the first six months of fiscal 2019.

Selling, general and administrative expenses for the first six months of fiscal 2020 decreased $.9 million to $103.2 million from $104.1 million for the first six months of fiscal 2019.  The change is selling, general and administrative expenses was primarily due to increased marketing spending which was more than offset by decreased distribution and administrative expenses.  As a percent of net sales, selling, general and administrative expenses increased to 20.0% from 18.8%.

Other income includes interest income of $1.8 million for the first six months of fiscal 2020 and $2.1 million for the first six months of fiscal 2019.  The decrease in interest income is due to changes in average investment balances offset in part by higher return on investments.

The Company's effective income tax rate, based on estimated annual income tax rates, was 23.6% for the first six months of fiscal 2020 and 23.2% for the first six months of fiscal 2019.  The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 26, 2019, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $77.7 million for the six months ended October 26, 2019, which compares to an increase of $60.2 million for the six months ended October 27, 2018.

Net cash provided by operating activities for the first six months of fiscal 2020 amounted to $87.2 million compared to $76.2 million for the first six months of fiscal 2019. For the first six months of fiscal 2020, cash flows were principally provided by net income of $67.2 million, a decrease in accounts receivable of $12.2 million, and depreciation and amortization aggregating $8.9 million, partially offset by a decrease in accounts payable of $5.4 million.

Net cash used in investing activities for the first six months of fiscal 2020 reflects capital expenditures of $9.6 million, compared to capital expenditures of $16.3 million for the first six months of fiscal 2019. We intend to continue production capacity and efficiency improvement projects in fiscal 2020, but expect capital expenditures will decline from fiscal 2019 levels.

Financial Position

During the first six months of fiscal 2020, our working capital increased to $276.4 million from $222.4 million at April 27, 2019. The increase in working capital was due to higher cash, partially offset by higher accrued liabilities and the recognition of the current portion of operating lease liabilities.  Trade receivables decreased $12.2 million due to the reduction in sales and reduced days sales outstanding, which improved to 26.3 days from 29.6 days. Inventories decreased $2.9 million as a result of higher inventory turnover which improved to 9.4 from 8.9 times. At October 26, 2019, the current ratio was 3.6 to 1 compared to 3.3 to 1 at April 27, 2019.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2019

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken Executive Vice President – Finance (Principal Financial Officer)