Form 10-Q
period 2020-01-25
NATIONAL BEVERAGE CORP
filed 2020-03-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 25, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2605822 (I.R.S. Employer Identification No.)

8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

(Address of principal executive offices including zip code)

(954) 581-0922

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	FIZZ	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of February 28, 2020 was 46,616,479

NATIONAL BEVERAGE CORP.

Form 10Q – QUARTERLY REPORT

For the Quarter Ended January 25, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and par value)
(Unaudited)

	January 25,	April 27,
	2020	2019
Assets
Current assets:
Cash and equivalents	$261,660	$156,200
Trade receivables - net	72,523	84,841
Inventory	61,202	70,702
Prepaid and other assets	11,592	9,714
Total current assets	406,977	321,457
Property, plant and equipment - net	115,771	111,316
Right of use assets, net	47,549	-
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,253	4,660
Total assets	$589,310	$452,193

Liabilities and Equity
Current liabilities:
Accounts payable	$58,931	$66,202
Accrued liabilities	35,612	30,433
Operating lease liability	13,754	-
Income taxes payable	867	402
Total current liabilities	109,164	97,037
Deferred income taxes - net	17,177	15,987
Operating lease liability - non-current	33,731	-
Other liabilities	7,036	7,560
Total liabilities	167,108	120,584

Shareholders' equity:
Preferred stock: $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued at each period end	150	150
Common stock: $.01 par value - 200,000,000 shares authorized; 50,754,884 shares issued (50,678,084 shares issued at April 27, 2019)	507	507
Additional paid-in capital	37,660	37,065
Accumulated other comprehensive (loss)	(985)	(1,543)
Retained earnings	407,189	313,430
Treasury stock at cost:
Series C preferred stock - 150,000 shares at each period end	(5,100)	(5,100)
Common stock - 4,139,405 and 4,032,544 shares at each period end, respectively	(17,219)	(12,900)
Total shareholders' equity	422,202	331,609
Total liabilities and shareholders' equity	$589,310	$452,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019

Net sales	$222,814	$220,891	$737,993	$774,190

Cost of sales	140,719	140,338	466,510	474,418

Gross profit	82,095	80,553	271,483	299,772

Selling, general and administrative expenses	48,882	49,535	152,049	153,591

Operating income	33,213	31,018	119,434	146,181

Interest expense	51	51	151	151

Other income - net	1,032	1,235	2,885	3,276

Income before provision for income taxes	34,194	32,202	122,168	149,306

Provision for income taxes	7,631	7,393	28,409	34,589

Net income	$26,563	$24,809	$93,759	$114,717

Earnings per common share:
Basic	$0.57	$0.53	$2.01	$2.46
Diluted	$0.57	$0.53	$2.00	$2.44

Weighted average common shares outstanding:
Basic	46,600	46,638	46,633	46,628
Diluted	46,802	46,934	46,853	46,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019

Net income	$26,563	$24,809	$93,759	$114,717

Other comprehensive income (loss), net of tax:
Cash flow hedges	123	(1,242)	558	(5,998)

Comprehensive income	$26,686	$23,567	$94,317	$108,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019
Series C Preferred Stock Par Value
Beginning and end of period	$150	$150	$150	$150

Common Stock Par Value
Beginning and end of period	$507	$507	$507	$507

Additional Paid-In Capital
Beginning of period	$37,338	$36,800	$37,065	$36,358
Stock options exercised	259	78	406	403
Stock-based compensation	63	62	189	179
End of period	$37,660	$36,940	$37,660	$36,940

Accumulated Other Comprehensive (Loss)
Beginning of period	$(1,108)	$(155)	$(1,543)	$4,601
Cash flow hedges, net of tax	123	(1,242)	558	(5,998)
End of period	$(985)	$(1,397)	$(985)	$(1,397)

Retained Earnings
Beginning of period	$380,626	$397,732	$313,430	$307,824
Net income	26,563	24,809	93,759	114,717
Common stock cash dividend	-	(135,247)	-	(135,247)
End of period	$407,189	$287,294	$407,189	$287,294

Treasury Stock - Series C Preferred Cost
Beginning and end of period	$(5,100)	$(5,100)	$(5,100)	$(5,100)

Treasury Stock - Common Cost
Beginning of period	$(12,900)	$(12,900)	$(12,900)	$(12,900)
Repurchase of common shares	(4,319)	-	(4,319)	-
End of period	$(17,219)	$(12,900)	$(17,219)	$(12,900)

Total Shareholders' Equity	$422,202	$305,494	$422,202	$305,494

Common Stock Shares Outstanding
Beginning of period	46,662,040	46,636,740	46,645,540	46,618,240
Stock option exercises	60,300	5,800	76,800	24,300
Repurchase of common shares	(106,861)	-	(106,861)	-
End of period	46,615,479	46,642,540	46,615,479	46,642,540

Treasury Stock - Series C Preferred Shares
Beginning and end of period	150,000	150,000	150,000	150,000

Treasury Stock - Common Shares
Beginning of period	4,032,544	4,032,544	4,032,544	4,302,544
Repurchase of common shares	106,861	-	106,861	-
End of period	4,139,405	4,032,544	4,139,405	4,032,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 25,	January 26,
	2020	2019
Cash Flows from Operating Activities:
Net income	$93,759	$114,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,415	11,525
Deferred income tax provision	956	4,057
(Gain) Loss on sale of property, net	(9)	2
Stock-based compensation	189	179
Changes in assets and liabilities:
Trade receivables	12,318	8,021
Inventories	9,500	(11,243)
Prepaid and other assets	(911)	(3,181)
Accounts payable	(7,271)	(15,913)
Accrued and other liabilities	3,264	(1,132)
Net cash provided by operating activities	125,210	107,032

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15,847)	(27,456)
Proceeds from sale of property, plant and equipment	10	10
Net cash used in investing activities	(15,837)	(27,446)

Cash Flows from Financing Activities:
Proceeds from stock options exercised	406	403
Repurchase of common shares	(4,319)	-
Net cash (used in) provided by financing activities	(3,913)	403

Net Increase in Cash and Equivalents	105,460	79,989

Cash and Equivalents - Beginning of Period	156,200	189,864

Cash and Equivalents - End of Period	$261,660	$269,853

Supplemental disclosure of cash flow information:
Interest paid	$38	$38
Income taxes paid, net of refunds	$29,335	$30,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at January 25, 2020 were comprised of finished goods of $38.4 million and raw materials of $22.8 million. Inventories at April 27, 2019 were comprised of finished goods of $48.7 million and raw materials of $22.0 million.

Recently Adopted Accounting Pronouncements

   As of April 28, 2019, the Company adopted ASU 2016-02 "Leases", which superseded the prior lease accounting guidance in its entirety.  See Note 6

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following in thousands:

	January 25,	April 27,
	2020	2019
Land	$9,835	$9,835
Buildings and improvements	58,747	58,291
Machinery and equipment	236,863	222,243
Total	305,445	290,369
Less accumulated depreciation	(189,674)	(179,053)
Property, plant and equipment – net	$115,771	$111,316

Depreciation expense was $3.8 million and $11.4 million for the three and nine months ended January 25, 2020, respectively.  Depreciation expense was $3.2 million and $9.5 million for the three and nine months ended January 26, 2019, respectively.

3. DEBT

At January 25, 2020, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were noborrowings outstanding under the Credit Facilities at January 25, 2020 or April 27, 2019. At January 25, 2020, $3.1 million of the Credit Facilities was reserved for standby letters of credit and $96.9 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on the Company’s operations or financial position. At January 25, 2020, the Company was in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 25, 2020, options to purchase 76,800 shares were exercised (weighted average exercise price of $5.27 per share). At January 25, 2020, options to purchase 245,645 shares (weighted average exercise price of $12.50 per share) were outstanding and stock-based awards to purchase 2,798,252 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three and nine months ended January 25, 2020 and January 26, 2019 (In thousands):

	Three Months Ended		Nine Months Ended
	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Recognized in AOCI:
(Loss) gain before income taxes	$(581)	$(1,937)	$(2,623)	$5,487
Less income tax (benefit) provision	(139)	(463)	(628)	1,313
Net	(442)	(1,474)	(1,995)	4,174
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	(742)	(305)	(3,356)	13,225
Less income tax (benefit) provision	(177)	(73)	(803)	3,053
Net	(565)	(232)	(2,553)	10,172
Net change to AOCI	$123	$(1,242)	$558	$(5,998)

As of January 25, 2020, the notional amount of our outstanding aluminum swap contracts was $16.5 million and, assuming no change in commodity prices, $1.3 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of January 25, 2020, and April 27, 2019, the fair value of the derivative liability was $1.2 million and $2.0 million, respectively, which was included in accrued liabilities. The valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company leases two manufacturing facilities, warehouse and office space (“real estate”), and machinery and other equipment, including delivery vehicles, under non-cancellable operating lease agreements. These leases expire at various dates through 2030. In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases” (the “lease standard”). The lease standard requires lessees to recognize a right-to-use asset and a lease liability for virtually all leases (other than leases meeting the definition of a short-term lease). The new guidance is effective for fiscal years after December 15, 2018 and interim periods beginning the following fiscal year. The Company adopted the new lease standard as of April 28, 2019 using the modified retrospective method and has elected to adopt the available practical expedient as accounting policy on the initial adoption of the lease standard. Upon adoption of the lease standard on April 28, 2019, the Company recorded a right-of-use asset for operating leases and lease liabilities of $55.5 million. The adoption of the lease standard did not change previously reported condensed consolidated statements of income, did not result in a cumulative effect adjustment to retained earnings in the period of adoption and did not impact cash flows.

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

The Company’s weighted average remaining lease term was 3.75 years and weighted average discount rate was 3.38% as of January 25, 2020. The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 25, 2020 (In thousands):

Remainder of Fiscal 2020 (4th quarter 2020)	$3,599
Fiscal 2021	20,318
Fiscal 2022	10,690
Fiscal 2023	8,398
Fiscal 2024	5,005
Thereafter	2,084
Total minimum lease payments including interest	50,094
Less: Amounts representing interest	(2,609)
Present value of minimum lease payments	47,485
Less: Current portion of lease liabilities	(13,754)
Non-Current portion of operating lease liabilities	$33,731

Lease expense for the three and nine months ended January 25, 2020 was $4.0 million and $10.7 million for operating leases and $.5 million and $1.5 million for short-term leases, respectively. Net cash provided by operations was impacted by $10.8 million for operating leases for the nine months ended January 25, 2020.

Our minimum lease payments under non-cancelable operating leases as of April 27, 2019 were as follows (In thousands):

Fiscal 2020	$16,105
Fiscal 2021	12,084
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments including interest	$52,037

7. COMMON STOCK

The Company is authorized under its stock buy back program to repurchase 1.6 million shares of its common stock. Through  January 25, 2020, the Company purchased 608,921 common shares and 991,079 common shares are available for purchase under the plan.

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

Corporate Information

Our principal executive offices are located at 8100 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324.  Our telephone number is (954) 581-0922. We maintain a website at www.nationalbeverage.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. We own numerous trademarks for our brands that are significant to our business.  We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operations of our businesses.  Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

RESULTS OF OPERATIONS

Three Months Ended January 25, 2020 (third quarter of fiscal 2020) compared to Three Months Ended January 26, 2019 (third quarter of fiscal 2019)

Net sales for the third quarter of fiscal 2020 increased $1.9 million or .9% to $222.8 million compared to $220.9 million for the third quarter of fiscal 2019.  The increase in sales resulted primarily from a 2.4% increase in case volume and a 1.5% decline in average selling price.  The volume increase includes growth of 1.4% in Power+ Brands and 3.2% growth in Carbonated Soft Drinks. The volume growth was attributable to increased velocity while product mix impacted average price per case.

Gross profit for the third quarter of fiscal 2020 increased 1.8% to $82.0 million compared to $80.6 million for the third quarter of fiscal 2019.  The increase in gross profit is primarily due to increased volume and reflects a 2.1% decline in cost of sales per case.  Gross margin increased to 36.8% of sales from 36.5% for the third quarter of fiscal 2019.

Selling, general and administrative expenses for the third quarter of fiscal 2020 were $48.9 million and $49.5 million for the third quarter of fiscal 2019.  The decrease was primarily due to lower distribution, marketing and administrative costs partially offset by increased selling expenses.  As a percent of net sales, selling, general and administrative expenses declined to 21.9% compared to 22.4% for the third quarter of fiscal 2019.

Other income,net includes interest income of $1.0 million for the third quarter of fiscal 2020 and $1.2 million for the third quarter of fiscal 2019. The decrease in interest income is due to lower investment yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 22.3% for the third quarter of fiscal 2020 and 23.0% for the third quarter of fiscal 2019.  The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Months Ended January 25.2020 (first nine months of fiscal 2020) compared to Nine Months Ended January 26, 2019 (first nine months of fiscal 2019)

Net sales for the first nine months of fiscal 2020 decreased 4.7% to $738.0 million compared to $774.2 million for the first nine months of fiscal 2019. The decrease in sales resulted primarily from a 4.1% decline in case volume and, to a lesser extent, a lower average selling price. The volume decline includes an 7.8% decline in Power+ Brands, partially offset by a 4.4% increase in Carbonated Soft Drinks. Average selling price per case declined .6% primarily due to changes in product mix.

Gross profit for the first nine months of fiscal 2020 decreased 9.5% to $271.4 million compared to $299.8 million for the first nine months of fiscal 2019. The decrease in gross profit is due to decreased volume and increased manufacturing costs. The cost of sales per case increased 2.5% and gross margin declined to 36.8% of sales compared to 38.7% for the first nine months of fiscal 2019.

Selling, general and administrative expenses for the first nine months of fiscal 2020 decreased $1.6 million to $152.0 million from $153.6 million for the first nine months of fiscal 2019.  The change in selling, general and administrative expenses was primarily due to increased marketing which was more than offset by decreased distribution and administration expenses. As a percent of net sales, selling, general and administrative expenses increased to 20.6% from 19.8%.

Other income,net includes interest income of $2.9 million for the first nine months of fiscal 2020 and $3.3 million for the first nine months of fiscal 2019. The decrease in interest income is due to changes in average investment balances and lower investment yields.

The Company’s effective income tax rate, based on estimated annual income tax rates, was 23.3% for the first nine months of fiscal 2020 and 23.2% for the first nine months of fiscal 2019.   The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 25, 2020, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.1 million of the credit facility was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash and equivalents position increased $105.5 million for the nine months ended January 25, 2020, which compares to an increase of $80.0 million for the nine months ended January 26, 2019.

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2020 amounted to $125.2 million compared to $107.0 million for the first nine months of fiscal 2019. For the first nine months of fiscal 2020, cash flow was principally provided by net income of $93.8 million, a decrease in accounts receivable of $12.3 million, depreciation and amortization aggregating $13.4 million, and a decrease in inventory of $9.5 million offset by decreases in accounts payable and accruals of $4.0 million. For the first nine months of fiscal 2019, cash flow was primarily provided by net income of $114.7 million, a decrease in accounts receivable of $8.0 million, and depreciation and amortization aggregating $11.5 million offset by an increase in inventory of $11.2 million and decrease in accounts payable and accruals of $17.0 million.

Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2020 reflects capital expenditures of $15.8 million compared to capital expenditures of $27.5 million for the first nine months of fiscal 2019. We intend to continue production capacity and efficiency improvement projects in fiscal 2020 but expect capital expenditures will decline from fiscal 2019 levels.

Financing Activities

Net cash used in financing activities for the first nine months of fiscal 2020 primarily reflects the repurchase of common shares of $4.3 million.

Financial Position

During the first nine months of fiscal 2020, our working capital increased to $297.8 million from $224.4 million at April 27, 2019. The increase in working capital was due to an increase in cash generated by operations, seasonal reduction in accounts receivable, and in inventory offset by an increase in liabilities mainly related to the adoption of the new lease accounting standard ASU 842 “Leases”.  Trade receivables declined, with days sales outstanding improving from 30.6 days to 29.6 days. Inventories decreased $9.5 million and inventory turnover improved to 8.8 from 9.3 times.  At January 25, 2020, the current ratio was to 3.7 to 1 compared to 3.3 to 1 at April 27, 2019, primarily due to the increase in cash of $105.5 million partially offset by the $13.8 million lease liability recognized in conjunction with the adoption of the new lease standard.            .

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 25, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March  5, 2020

National Beverage Corp. (Registrant)

By: /s/ George R. Bracken George R. Bracken Executive Vice President – Finance (Principal Financial Officer)