Form 10-K
period 2020-05-02
NATIONAL BEVERAGE CORP
filed 2020-07-01
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended May 2, 2020

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

Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $49.89 on October 25, 2019 was approximately $585 million.

The number of shares of Registrant’s common stock outstanding as of June 29, 2020 was 46,625,628.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1.     BUSINESS

GENERAL

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks and, to a lesser extent, carbonated soft drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

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

Creative Innovations – Building on a rich tradition of flavor and brand innovation with more than a 130-year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category.  Proprietary flavors and our naturally-essenced beverages are developed and tested in-house and made commercially available only after extensive concept and sensory evaluation.  Our variety of distinctive flavors provides us a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Innovation Ethic – We believe that innovative marketing, packaging and consumer engagement is more effective in today’s marketplace than traditional higher-cost national advertising. In addition to our cost-effective social media platforms, we utilize regionally-focused marketing programs and in-store “brand ambassadors” to interact with and obtain feedback from our consumers. We also believe the design of our packages and the overall optical effect of their placement on the shelf (“shelf marketing”) has become more important as millennials and younger generations become increasingly influential consumers, and are now influencing baby boomers and older generations.

Creative Dynamics – In a beverage industry dominated by the “cola giants”, we pride ourselves on being able to respond faster and more creatively to consumer trends than competitors burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new market-leading concepts define our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend-forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs.

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

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®,and LaCroix NiCola® sparkling water products; Clear Fruit®; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks (“CSDs”) including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

Power+ Brands –

LaCroix

LaCroix® Sparkling Water, our most significant brand, has uniquely redefined the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda.  With zero calories, zero sweeteners and zero sodium, LaCroix leads the premium domestic sparkling water category. Naturally essenced, LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers.

Early in Fiscal year 2020, LaCroix launched Hi-Biscus, a unique flavor that adds the delicate essence of the hibiscus flower to sparkling water. LaCroix Hi-Biscus delights taste buds with pleasing floral aroma and exquisite taste.

In the fourth quarter of Fiscal year 2020, two new naturally-essenced flavors of LaCroix, the enticing savor of LimonCello and the refreshing taste of Pastèque (French for watermelon), began rolling out to retailers throughout the U.S. Fans are instantly transported to the Italian Riviera with the refreshing finesse of LimonCello. Pastèque, one of LaCroix’s most highly-anticipated flavors to date, captures lusciousness of a sweet picnic watermelon. These innovative new varieties join the LaCroix family of 27 refreshingly innocent flavors.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavor pairings.  Cúrate naturally refreshes in tall, sleek 12 oz. consumer-friendly cans.  Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is an attractive alternative for today’s consumers.

NiCola® by LaCroix, an innovative sparkling water, captures the ‘crossover’ cola consumers with its ‘innocent’ effect of no calories, sodium, sweetener or any other ingredient that the health-conscious consumer avoids. NiCola is designed for those cola and diet cola consumers within the $87 billion U.S. carbonated soft drink market that are looking to continue to quench their cola-craving taste without negative health consequences. In late Fiscal year 2019, we introduced three new additions to our LaCroix NiCola theme − Coconut Cola, Cubana (Mojito), and Coffea Exotica (Sumatra coffee and cola).

Additional LaCroix themes are in development that feature unique packaging and ground-breaking flavor concepts designed to capitalize on LaCroix brand loyalty and growth of the sparkling water category.

Everfresh and Mr. Pure

Everfresh® and Mr. Pure® 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya, Pineapple Mango, Peach Watermelon and Island Punch. The brands’ signature package is a hot-filled, 16 oz. glass bottle designed for single-serve consumption.

Everfresh Premier Varietals™, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady.

Clear Fruit

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors. Clear Fruit is available in 12 delicious flavors, including consumer favorites Cherry Blast, Strawberry Watermelon, and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

RIP IT® Energy Fuel is “Real Energy for Real People” with 14 unique flavors and six sugar-free options. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in eight flavors is marketed in displayable package configurations. RIP IT proudly supports military and first responder heroes at home and abroad with such energetic flavors as Tribute, Citrus X, Cherry Lime and Atomic Pom.

Carbonated Soft Drinks –

Shasta® has been recognized as a bottling industry pioneer and innovator for more than 130 years. Shasta features multiple flavors and has earned consumer loyalty by delivering value and convenience with such unique tastes as Raspberry Crème, Tiki Punch, and California Dreamin’.

With more than 110 years of brand history,  Faygo® products include numerous unique flavors such as Red Pop®, Moon Mist®, and Rock’n’Rye®.  Faygo recently reintroduced fan-favorite Faygo Pineapple Orange.

Many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and makes them more competitive as a consumer choice. In addition, products produced locally may generate retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

In recent years, we reformulated many of our brands to reduce caloric content while still preserving their time-tested flavor profiles. Our brands, optically and ingredient-wise, are continually evolving. We always strive to make all our drinks healthier while maintaining their iconic taste profiles.

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

The take-home distribution channel consists of national and regional grocery stores, club stores, mass-merchandisers, wholesalers, e-commerce stores, drug stores and dollar stores. We distribute our products to this channel primarily through the warehouse distribution system and, to a lesser extent, the direct-store delivery system.

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

Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of participation in regional events, special event marketing, endorsements, consumer coupon distribution and product sampling. We also offer numerous promotional programs to retail customers, including cooperative advertising support, ‘BrandED’ ambassadors, in-store promotional activities and other incentives. These elements allow marketing and other consumer programs to be tailored to meet local and regional demographics.

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

Competition

While LaCroix® Sparkling Water is the brand of choice as the number one premium domestic sparkling water throughout the United States, the beverage industry is highly competitive and our competitive position may vary by market area.  Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy-based drinks, functional beverages and various other nonalcoholic beverages.  We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those  that dominate the beverage industry, such as Nestlé S.A., PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products may adversely affect sales of our brands.

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

Certain states and localities require a deposit or tax on the sale of certain beverages. These requirements vary by each jurisdiction. Similar legislation has been or may be proposed in other states or localities or by Congress. We are unable to predict whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

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

Employees

As of May 2, 2020, we employed approximately 1,550 people, of which 360 are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

SUSTAINABILITY

National Beverage Corp. is dedicated to sustainable operations and responsible business initiatives. All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands.

All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are in aluminum cans, which generally contain approximately 73% recycled material.  Each of our facilities has programs in place designed to minimize the use of water, energy, and other natural resources.

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

Brand image and consumer preferences. Our beverage portfolio is comprised of a number of unique brands with reputations and consumer loyalty that have been built over time. Our investments in social media and marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, may tarnish our reputation and brand image and cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial results could be adversely affected.

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

Sustained increases in the cost of employee benefits. Our profitability is affected by the cost of medical, statutory and other benefits provided to employees, including employees covered under collective bargaining agreements and multi-employer pension plans. In recent years, we have experienced increases in these costs, certain of which are self-insured.  Although we seek to limit these cost increases, continued upward pressure in these costs could reduce our profitability.

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

COVID-19 pandemic. The magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and may be impacted by events beyond our knowledge or control. Such events could include a shutdown of one or more of our facilities resulting from illness or government restrictions, and the disruption of operations of our customers and suppliers. Such events could adversely impact our business, results of operations, financial condition and cash flows.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal properties include twelve production facilities located in ten states, which aggregate approximately two million square feet. We own ten production facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2025. We believe our facilities are generally in good condition and sufficient to meet our present needs.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company has been named in certain legal proceedings, including those containing derivative and class action allegations.  One complaint alleges the Company’s LaCroix branded products contain synthetic ingredients and therefore violate state consumer protection statutes and other laws.  A similar consumer complaint was voluntarily dismissed during the fiscal year along with a full written retraction of all claims by the plaintiff and counsel. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.

At June 24, 2020, there were approximately 29,500 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017.

Our Board of Directors has authorized a program to repurchase 1.6 million shares of our common stock of which 943,428 shares remain available and authorized for repurchases. In March 2020, the Company purchased 47,651 shares of its common stock at an average price per share of $40.94 for a total of $1.9 million.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on May 2, 2015, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the S&P 500 Index, a Company-constructed Peer Group (the “Peer Group”) and the newly-added Dow Jones US Soft Drinks Index. The Peer Group consists of Coca-Cola Bottling Company Consolidated and Cott Corporation and will be replaced by the Dow Jones US Soft Drinks Index to provide a broader representation of our industry peers. Going forward, the Peer Group will be excluded from this performance graph.

	5/02/2015	4/30/2016	4/29/2017	4/28/2018	4/27/2019	5/02/2020

National Beverage Corp.	$100.00	$208.47	$406.77	$418.81	$277.32	$241.48

NASDAQ Composite - Total Return	100.00	96.56	123.78	147.27	170.08	181.89

Dow Jones US Soft Drinks Index	100.00	112.05	117.75	119.03	143.22	145.11

S&P 500 Index - Total Return	100.00	100.11	118.05	134.81	151.44	148.79

Peer Group	100.00	147.10	171.78	163.29	241.14	165.61

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	May 2,	April 27,	April 28,	April 29,	April 30,
	2020 (3)	2019	2018	2017	2016
Summary of Operations:
Net sales	$1,000,394	$1,014,105	$975,734	$826,918	$704,785
Cost of sales	630,254	629,755	584,599	500,841	463,348
Gross profit	370,140	384,350	391,135	326,077	241,437
Selling, general and administrative expenses	204,394	204,415	186,947	163,600	148,384
Other (income) expense - net	(3,709)	(3,942)	(1,301)	(348)	348
Income before income taxes	169,455	183,877	205,489	162,825	92,705
Provision for income taxes	39,483	43,024	55,715	55,780	31,507
Net income	$129,972	$140,853	$149,774	$107,045	$61,198

Per Share Data:
Basic earnings per common share (1)	$2.79	$3.02	$3.21	$2.30	$1.31
Diluted earnings per common share (1)	2.78	3.00	3.19	2.29	1.31
Closing stock price	50.07	57.50	89.78	88.59	46.74
Dividends paid on common stock (2)	-	2.90	1.50	1.50	-

Balance Sheet Data:
Cash and equivalents (2)	$304,518	$156,200	$189,864	$136,372	$105,577
Working capital (2)	319,024	224,420	248,297	181,115	143,603
Property, plant and equipment - net	120,627	111,316	85,807	65,150	61,932
Total assets (2)	648,646	452,193	458,832	353,983	301,044
Long-term lease obligations	32,159	-	-	-	-
Deferred income tax liability	14,823	15,987	14,502	12,087	10,020
Total shareholders' equity (2)	452,337	331,609	331,440	245,618	206,152
Dividends paid on common stock (2)	-	135,247	69,878	69,850	-

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per common share includes the dilutive effect of stock options.

(2)	The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017 and January 27, 2017.
(3)	Fiscal 2020 consisted of 53 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks (Power+ Brands) and, to a lesser extent, carbonated soft drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

National Beverage Corp., in recent years, has transformed to an innovative, healthier refreshment company. From our corporate philosophy, development of products and marketing to manufacturing, we are converting consumers to a ‘Better for You’ thirst quencher that compassionately cares for their nutritional health. We are committed to our quest to innovate for the joy, benefit and enjoyment of our consumers’ healthier lifestyle!

National Beverage Corp. is uniquely positioned in three distinctive ways:

(1)

The retail industry is in revolution. In prior years, each retailer induced their consumer with a proprietary brand (especially soft drinks), but today understands that the well-informed, smart consumer is demanding that retailers provide recognizable brands that have earned their respective consumer standing on their merits.

(2)

Retail today is in the most competitively-indexed service industry, without exception. Innovation, plus the urgent time demands on the consumer, requires quick, expedient shopping. Home delivery is even more of a current shoppers’ choice. Retailers cannot carry slower-moving items that home delivery will not support.

(3)

The new consumer is the most competent/knowledgeable product analyzer ever, and personal mental/physical lifestyles demand that healthier is their preferred choice. Calories must qualify as worthy; sugar being enemy #1 in the life of the Millennial and younger consumers.

Our strategy seeks the profitable growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring our beverage portfolio to the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened and high-caloric beverages; (ii) emphasizing unique flavor development and variety throughout our brands that appeal to multiple demographic groups; (iii) maintaining points of difference through innovative marketing, packaging and consumer engagement and (iv) responding faster and more creatively to changing consumer trends than larger competitors who are burdened by legacy production and distribution complexity and costs.

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

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended May 2, 2020 (Fiscal 2020) and April 27, 2019 (Fiscal 2019) items and year-to-year comparisons between Fiscal 2020 and Fiscal 2019. Discussions of fiscal year ended April 28, 2018 (Fiscal 2018) items and year-to-year comparisons between Fiscal 2019 and Fiscal 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 27, 2019, which is available free of charge on our website at www.nationalbeverage.com. Fiscal 2020 consisted of 53 weeks; Fiscal 2019 and Fiscal 2018 both consisted of 52 weeks.

Net Sales

Net sales for Fiscal 2020 declined 1.4% to $1,000 million compared to $1,014 million for Fiscal 2019.  The decline in sales resulted from a 1.4% reduction in average selling price per case due primarily to changes in product mix.  Power+ Brands volume declined 3.4% and branded carbonated soft drinks volume increased 6.6%.

Gross Profit

Gross profit for Fiscal 2020 was $370.1 million compared to $384.4 million for Fiscal 2019.  The change in gross profit is due to a 1.0% increase in cost per case resulting primarily from changes in product mix and increased manufacturing costs.  Gross margin was 37.0% for Fiscal 2020 compared to 37.9% in Fiscal 2019.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $204.4 million for both Fiscal 2020 and Fiscal 2019 or approximately 20% of net sales for both periods.  Selling, general and administrative expenses reflect increased selling and administrative costs offset by reduced shipping and distribution costs.

Interest Expense and Other Expense (Income) - Net

Other income, net is primarily interest income of $3.9 million for Fiscal 2020 and $4.1 million for Fiscal 2019. The change in interest income is due to  lower investment yields on an increased average investment balances. Interest expense is comprised of fees related to maintaining lines of credit. Interest expense was essentially flat for all years presented.

Income Taxes

Our effective tax rate was 23.3% for Fiscal 2020 and 23.4% for Fiscal 2019. The differences between the effective rate and the federal statutory rate were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

At May 2, 2020, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.4 million was reserved for standby letters of credit. Cash generated from operations is our principal source of funds. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 of Notes to Consolidated Financial Statements.

Expenditures for property, plant and equipment amounted to $23.9 million for Fiscal 2020 primarily to expand production capacity.  We continually evaluate capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities.  We intend to continue production capacity and efficiency improvement projects in fiscal year 2021 and expect capital expenditures to be comparable to Fiscal 2020.

The Company paid special cash dividends on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017.

The Board of Directors has authorized the Company to repurchase up to 1.6 million shares of common stock. During Fiscal 2020, the Company purchased an aggregate 154,512 shares for a cost of $6.2 million. As of May 2, 2020, 656,572 shares were purchased under the program and 943,428 shares were available for repurchase.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (CMA) of $10.0 million for Fiscal 2020 and $10.2 million for Fiscal 2019. At May 2, 2020, management fees payable to CMA were $2.6 million. See Note 6 of Notes to Consolidated Financial Statements.

Cash Flows

During Fiscal 2020, $177.7 million was provided by operating activities, $23.9 million was used in investing activities and $5.5 million was used in financing activities.  Cash provided by operating activities increased $38.3 million primarily due to decreased working capital requirements and increased depreciation and amortization offset in part by lower net income.  Cash used in investing activities decreased due to reduced capital expenditures.  Cash used in financing activities includes the $6.2 million of stock repurchased during Fiscal 2020.  In Fiscal 2019, $135.2 million ($2.90 per share) special cash dividend was paid on January 29, 2019.

Financial Position

During Fiscal 2020, our working capital increased to $319.0 million from $224.4 million at April 27, 2019. The increase in working capital resulted from increased cash and equivalents generated by operations and reduced inventories offset in part by increased current liabilities. Current liabilities in Fiscal 2020 increased in part due to the adoption of the new lease Accounting Standards Update No. 2016-02, “Leases.” (Topic 842).  Trade receivables increased slightly and days sales outstanding was 29.5 days compared to 32.2 days for 2019. Inventories decreased $7.2 million or 10.2% as a result of reductions in finished goods and raw materials. Annual inventory turns increased to 9.4 from 8.8 times.  As of May 2, 2020 and April 27, 2019, the current ratio was 3.3 to 1.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 2, 2020 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$52,394	$14,206	$22,251	$11,836	$4,101
Purchase commitments	22,598	17,505	5,093	-	-
Total	$74,992	$31,711	$27,344	$11,836	$4,101

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.6 million for Fiscal 2020, $3.8 million for Fiscal 2019 and $3.4 million for Fiscal 2018. See Note 11 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $3.4 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2021 and are expected to be renewed.

OFF-BALANCE SHEET ARRANGEMENTS AND ESTIMATES

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

Income Taxes

The Company's effective income tax rate is based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, we accrue for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience.

Revenue Recognition

We recognize revenue upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit; however smaller direct-store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies.  These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Interest Rates

At May 2, 2020, the Company had no borrowings outstanding. We had no debt-related interest rate exposure during Fiscal 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 2,	April 27,
	2020	2019
Assets
Current assets:
Cash and equivalents	$304,518	$156,200
Trade receivables - net	84,921	84,841
Inventories	63,482	70,702
Prepaid and other assets	7,791	9,714
Total current assets	460,712	321,457
Property, plant and equipment - net	120,627	111,316
Right of use assets, net	47,884	-
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,663	4,660
Total assets	$648,646	$452,193

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$74,369	$66,202
Accrued liabilities	42,476	30,433
Operating lease liabilities	16,980	-
Income taxes payable	7,863	402
Total current liabilities	141,688	97,037
Deferred income taxes - net	14,823	15,987
Operating lease liabilities- non current	32,159
Other liabilities	7,639	7,560
Total liabilities	196,309	120,584
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,803,184 shares (2020) and 50,678,084 shares (2019) issued	508	507
Additional paid-in capital	37,930	37,065
Retained earnings	443,402	313,430
Accumulated other comprehensive (loss)	(5,420)	(1,543)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,187,056 shares (2020) and 4,032,544 shares (2019)	(19,133)	(12,900)
Total shareholders' equity	452,337	331,609
Total liabilities and shareholders' equity	$648,646	$452,193

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 2,	April 27,	April 28,
	2020	2019	2018

Net sales	$1,000,394	$1,014,105	$975,734

Cost of sales	630,254	629,755	584,599

Gross profit	370,140	384,350	391,135

Selling, general and administrative expenses	204,394	204,415	186,947

Operating income	165,746	179,935	204,188

Other income, net	(3,709)	(3,942)	(1,301)

Income before income taxes	169,455	183,877	205,489

Provision for income taxes	39,483	43,024	55,715

Net income	$129,972	$140,853	$149,774

Earnings per common share:
Basic	$2.79	$3.02	$3.21
Diluted	$2.78	$3.00	$3.19

Weighted average common shares outstanding:
Basic	46,628	46,633	46,598
Diluted	46,828	46,917	46,921

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	May 2,	April 27,	April 28,
	2020	2019	2018

Net income	$129,972	$140,853	$149,774

Other comprehensive income, net of tax:

Cash flow hedges	(3,673)	(6,318)	5,227

Other	(204)	174	(22)

Total	(3,877)	(6,144)	5,205

Comprehensive income	$126,095	$134,709	$154,979

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	May 2, 2020		April 27, 2019		April 28, 2018
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	50,678	507	50,651	507	50,616	506
Stock options exercised	125	1	27	-	35	1
End of year	50,803	508	50,678	507	50,651	507
Additional Paid-In Capital
Beginning of year		37,065		36,358		35,638
Stock options exercised		740		456		559
Stock-based compensation		125		251		161
End of year		37,930		37,065		36,358
Retained Earnings
Beginning of year		313,430		307,824		227,928
Net income		129,972		140,853		149,774
Common stock cash dividend		-		(135,247)		(69,878)
End of year		443,402		313,430		307,824
Accumulated Other Comprehensive Income (Loss)
Beginning of year		(1,543)		4,601		(604)
Cash flow hedges		(3,673)		(6,318)		5,227
Other		(204)		174		(22)
End of year		(5,420)		(1,543)		4,601
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning of year	4,033	(12,900)	4,033	(12,900)	4,033	(12,900)
Repurchase of common stock	154	(6,233)
End of year	4,187	(19,133)	4,033	(12,900)	4,033	(12,900)

Total Shareholders' Equity		$452,337		$331,609		$331,440

See accompanying Notes to Consolidated Financial Statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 2,	April 27,	April 28,
	2020	2019	2018
Operating Activities:
Net income	$129,972	$140,853	$149,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,234	15,439	13,226
Deferred income tax provision	11	3,351	676
Loss on disposal of property, net	206	12	149
Stock-based compensation	125	251	161
Amortization of operating right of use assets	13,351	-	-
Changes in assets and liabilities:
Trade receivables	(80)	(481)	(13,041)
Inventories	7,220	(9,782)	(7,565)
Prepaid and other assets	(5,633)	(2,806)	(5,437)
Accounts payable	8,168	(8,651)	16,753
Accrued and other liabilities	7,118	1,256	25
Net cash provided by operating activities	177,692	139,442	154,721

Investing Activities:
Additions to property, plant and equipment	(23,890)	(38,333)	(31,974)
Proceeds from sale of property, plant and equipment	9	18	63
Net cash used in investing activities	(23,881)	(38,315)	(31,911)

Financing Activities:
Dividends paid on common stock	-	(135,247)	(69,878)
Proceeds from stock options exercised	740	456	560
Repurchase of common stock	(6,233)	-	-
Net cash used in financing activities	(5,493)	(134,791)	(69,318)

Net Increase (Decrease) in Cash and Equivalents	148,318	(33,664)	53,492

Cash and Equivalents - Beginning of Year	156,200	189,864	136,372

Cash and Equivalents - End of Year	$304,518	$156,200	$189,864

Other Cash Flow Information:
Interest paid	$51	$51	$101
Income taxes paid	$29,364	$36,833	$56,737

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

1.      significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and rules and regulations of the Securities and Exchange Commission.  The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries.  All significant intercompany transactions and accounts have been eliminated.  Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years.  The fiscal year ended May 2, 2020 (Fiscal 2020) consisted of 53 weeks.  The fiscal year ended April 27, 2019 (Fiscal 2019) and the fiscal year ended April 28, 2018 (Fiscal 2018) both consisted of 52 weeks.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of bank deposits and short-term government money-market investments).

Derivative Financial Instruments

Derivative financial instruments are used to partially mitigate our exposure to changes in certain raw material costs. All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 200,000 shares in Fiscal 2020, 284,000 shares in Fiscal 2019, and 323,000 shares in Fiscal 2018.

Fair Value of Financial Instruments

The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments.  These values represent the estimated amounts we would receive upon sale, taking into consideration current market prices and credit worthiness.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair value is generally measured by discounting future cash flows. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if management believes such assets may be impaired. An impairment loss is recognized if the carrying amount or, for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

Income Taxes

The Company’s effective income tax rate is based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures.  Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience.  At May 2, 2020, and April 27, 2019, other liabilities included accruals of $5.5 million and $5.7 million, respectively, for estimated non-current risk retention exposures, of which $4.3 million was covered by insurance at both dates and included as a component of non-current other assets.

Intangible Assets

Intangible Assets as of May 2, 2020 and April 27, 2019 consisted of non-amortizable acquired trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances. Inventories at May 2, 2020 were comprised of finished goods of $39.1 million and raw materials of $24.4 million. Inventories at April 27, 2019 were comprised of finished goods of $48.7 million and raw materials of $22.0 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $54.8 million in Fiscal 2020, $55.3 million in Fiscal 2019 and $49.7 million in Fiscal 2018.

New Accounting Pronouncements – Adopted

In February 2016, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. Effective for Fiscal 2020, the Company adopted the amendments to Topic 815 which did not have a material impact on the Company’s consolidated financial statements.

Effective for Fiscal 2020, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after April 27, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840, "Leases." Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward historical lease classification, the assessment on whether a contract was or contains a lease, and the initial direct costs for any leases that existed prior to April 28, 2019. The Company also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right of use assets (ROU) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most leases do not provide an implicit rate, the Company’s incremental borrowing rate is used, based on the information available at commencement date, in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company assesses these options using a threshold of reasonably certain, which is a high threshold and, therefore, the majority of the Company's leases do not include renewal periods or purchase options in the measurement of the right of use asset and the associated lease liability.  Lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs.  Variable lease costs are expensed as incurred.  Lease agreements generally do not contain residual value guarantees or restrictive covenants.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.

Revenue Recognition

Revenue is recognized upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances.  Our products are typically sold on credit; however smaller direct store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment.  The Company estimates and reserves for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

Various sales incentive arrangements are offered to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant.

Segment Reporting

The Company operates as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $69.8 million in Fiscal 2020, $72.4 million in Fiscal 2019 and $63.3 million in Fiscal 2018. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Trade Receivables

Trade receivables are recorded at net realizable value, which includes an estimated allowance for doubtful accounts. The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. The Company continually monitors our exposure to credit losses and maintains allowances for anticipated losses based on our experience with past due accounts, collectability and our analysis of customer data. Actual future losses from uncollectible accounts could differ from the Company’s estimate. Changes in the allowance for doubtful accounts was as follows:

	(In thousands)
	Fiscal 2020	Fiscal 2019	Fiscal 2018
Balance at beginning of year	$516	$452	$468
Net charge to expense	893	87	34
Net charge-off	(59)	(23)	(50)
Balance at end of year	$1,350	$516	$452

As of May 2, 2020, and April 27, 2019, the Company had no customer that comprised more than 10% of trade receivables. No customer accounted for more than 10% of net sales during any of the last three fiscal years.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management's knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 2, 2020 and April 27, 2019 consisted of the following:

	(In thousands)
	2020	2019
Land	$9,835	$9,835
Buildings and improvements	59,618	58,291
Machinery and equipment	238,300	222,243
Total	307,753	290,369
Less accumulated depreciation	(187,126)	(179,053)
Property, plant and equipment – net	$120,627	$111,316

Depreciation expense was $14.4 million for Fiscal 2020, $12.8 million for Fiscal 2019 and $11.1 million for Fiscal 2018.

3.      ACCRUED LIABILITIES

Accrued liabilities as of May 2, 2020 and April 27, 2019 consisted of the following:

	(In thousands)
	2020	2019
Accrued compensation	$11,348	$9,506
Accrued promotions	9,061	6,449
Accrued freight	3,443	4,387
Accrued insurance	2,934	3,780
Recycling deposits	5,688	1,150
Other	10,002	5,161
Total	$42,476	$30,433

4.      Leases

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029.  The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants.  Operating lease cost for Fiscal 2020 under Topic 842 was $15.1 million.  The weighted-average remaining lease term and weighted average discount rate of operating leases was 4.3 years and 3.38%, respectively as of May 2, 2020.  Net cash provided by operations was impacted by $12.1 million for operating leases for the year ended May 2, 2020.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of May 2, 2020:

(In thousands)
Fiscal 2021	$14,206
Fiscal 2022	13,276
Fiscal 2023	8,975
Fiscal 2024	7,361
Fiscal 2025	4,475
Thereafter	4,101
Total minimum lease payments including interest	52,394
Less: Amounts representing interest	(3,255)
Present value of minimum lease payments	49,139
Less: Current portion of lease liabilities	(16,980)
Non-Current portion of operating lease liabilities	$32,159

Under the prior accounting guidance of ASC 840, operating lease expense was $18.2 million and $13.3 million for Fiscal years 2019 and 2018, respectively.

Minimum lease payments under non-cancelable operating leases as of April 27, 2019 were as follows:

(In thousands)
Fiscal 2020	$16,105
Fiscal 2021	12,084
Fiscal 2022	9,894
Fiscal 2023	7,741
Fiscal 2024	4,510
Thereafter	1,703
Total minimum lease payments	$52,037

5.      DEBT

At May 2, 2020, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the Credit Facilities). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at May 2, 2020 or April 27, 2019. At May 2, 2020, $3.4 million of the Credit Facilities was reserved for standby letters of credit and $96.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At May 2, 2020, the Company was in compliance with all loan covenants.

6.      CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Board of Directors has authorized the Company to repurchase up to 1.6 million shares of common stock. During Fiscal 2020, the Company purchased an aggregate 154,512 shares for a cost of $6.2 million. As of May 2, 2020, 656,572 shares were purchased under the program and 943,428 shares were available for repurchase.

The Company paid a special cash dividend on Common Stock of $135.2 million ($2.90 per share) on January 29, 2019 and $69.9 million ($1.50 per share) on August 4, 2017. No dividends were declared or paid in Fiscal year 2020.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, no longer was managed in this manner.

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

CMA and the Company are joint owners of a corporate aircraft and each party agreed to pay certain expenses associated with the use of the aircraft.  During the past three years, the Company's operating costs have averaged approximately $.8 million per year and lease buy-down payments and financing costs have averaged approximately $.8 million per year.  In conjunction with an inquiry by the Securities and Exchange Commission, the Company is in the process of reviewing the aircraft usage to ensure that expenses may be properly allocated.  This review is not expected to have a material effect on the Company's consolidated financial statements, but could result in adjustments between CMA and the Company or modify other disclosures.

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel.  The Board of Directors on numerous occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid.  We incurred management fees to CMA of $10.0 million for Fiscal 2020, $10.2 million for Fiscal 2019, and $9.8 million for Fiscal 2018.  Included in accounts payable were amounts due CMA of $2.6 million at May 2, 2020 and $2.4 million at April 27, 2019.

7.      DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedges are reported in Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI relative to the cash flow hedges for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Recognized in AOCI-
(Loss) gain before income taxes	$(9,613)	$(6,138)	$9,498
Less income tax (benefit) provision	(2,299)	(1,468)	3,085
Net	(7,314)	(4,670)	6,413
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	(4,786)	2,100	2,569
Less income tax provision (benefit)	(1,145)	452	1,383
Net	(3,641)	1,648	1,186

Net change to AOCI	$(3,673)	$(6,318)	$5,227

As of May 2, 2020, the notional amount of our outstanding aluminum swap contracts was $49.3 million and, assuming no change in the commodity prices, $6.7 million of unrealized loss before tax will be reclassified from AOCI and recognized in cost of sales over the next 12 months.

As of May 2, 2020, and April 27, 2019, the fair value of the derivative liability was $6.9 million and $2.0 million, respectively, which was included as a component of accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

8.      INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Current	$40,647	$39,673	$55,039
Deferred	(1,164)	3,351	676
Total	$39,483	$43,024	$55,715

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 2, 2020 and April 27, 2019 consisted of the following:

	(In thousands)
	2020	2019
Deferred tax assets:
Accrued expenses and other	$4,930	$3,705
Inventory and amortizable assets	565	265
Total deferred tax assets	5,495	3,970
Deferred tax liabilities:
Property	18,872	18,505
Intangibles and other	1,446	1,452
Total deferred tax liabilities	20,318	19,957
Net deferred tax liabilities	$14,823	$15,987

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	30.4%
State income taxes, net of federal benefit	2.9	2.9	2.4
Domestic manufacturing deduction benefit	-	-	(2.4)
Re-measurement of deferred taxes	-	-	(2.9)
Other differences	(.6)	(.5)	(.4)
Effective income tax rate	23.3%	23.4%	27.1%

As of May 2, 2020, the gross amount of unrecognized tax benefits was $2.0 million and $91,000 was recognized as tax expense in Fiscal 2020. If the Company is to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.6 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Beginning balance	$1,868	$1,733	$1,743
Increases due to current period tax positions	120	139	204
Decreases due to lapse of statute of limitations and audit resolutions	(14)	(4)	(214)
Ending balance	$1,974	$1,868	$1,733

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. As of May 2, 2020, unrecognized tax benefits included accrued interest of $267,000, of which approximately $15,000 was recognized as tax expense in Fiscal 2020.

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

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, The Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for fiscal years subsequent to 2016 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for fiscal years ending after fiscal 2013.

9.      LEGAL PROCEEDINGS

The Company has been named in certain legal proceedings, including those containing derivative and class action allegations.  One complaint alleges the Company’s LaCroix branded products contain synthetic ingredients and therefore violate state consumer protection statutes and other laws.  A similar consumer complaint was voluntarily dismissed during Fiscal 2020 along with a full written retraction of all claims by the plaintiff and counsel. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10.      STOCK-BASED COMPENSATION

Our stock-based compensation program is a broad-based program designed to attract and retain personnel while also aligning participants’ interests with the interests of the shareholders.

The 1991 Omnibus Incentive Plan (the Omnibus Plan) provides for compensatory awards consisting of (i) stock options or stock awards for up to 4,800,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 4,800,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to officers and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,680,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest over a five-year period and expire after ten years.

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

The Key Employee Equity Partnership Program (KEEP Program) provides for the granting of stock options to purchase up to 240,000 shares of common stock to key employees, consultants, directors and officers. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 6,000 shares in any two-year period. Options under the KEEP Program are forfeited in the event of the sale of shares used to acquire such options. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and the exercise price reduces to the stock par value at the end of the six-year vesting period.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options for 9,000 shares were granted in Fiscal 2019 and 500 shares in Fiscal 2018. No stock options were issued during Fiscal 2020. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 8.0 years for Fiscal 2019 and 8.0 years for Fiscal 2018; weighted average expected volatility of 21.7% for Fiscal 2019 and 23.8% for Fiscal 2018; weighted average risk free interest rates of 2.6% for Fiscal 2019 and 2.4% for Fiscal 2018; and expected dividend yield of 1.6% for Fiscal 2019 and 1.6% for Fiscal 2018.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options. There were no forfeitures estimated in Fiscal 2019 and Fiscal 2018.

The following is a summary of stock option activity for Fiscal 2020:

	Number of Shares	Price (a)
Options outstanding, beginning of year	322,445	$11.14
Granted	-	-
Exercised	(125,100)	5.92
Cancelled	(2,800)	17.59
Options outstanding, end of year	194,545	14.01
Options exercisable, end of year	183,145	13.00

_______________________________

(a) Weighted average exercise price.

Stock-based compensation expense was $126,000 for Fiscal 2020, $251,000 for Fiscal 2019, and $161,000 for Fiscal 2018. The total fair value of shares vested was $768,000 for Fiscal 2020, $127,000 for Fiscal 2019, and $140,000 for Fiscal 2018.

The total intrinsic value for stock options exercised was $4.9 million for Fiscal 2020, $2.2 million for Fiscal 2019, $3.0 million for Fiscal 2018. Net cash proceeds from the exercise of stock options were $740,000 for Fiscal 2020, $456,000 for Fiscal 2019, $560,000 for Fiscal 2018. Stock based income tax benefits aggregated $974,000 for Fiscal 2020, $443,000 for Fiscal 2019, and $886,000 for Fiscal 2018. The weighted average fair value for stock options granted was $63.71 for Fiscal 2020.

As of May 2, 2020, unrecognized compensation expense related to the unvested portion of stock options was $465,000, which is expected to be recognized over a weighted average period of 4.5 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 2, 2020 was 3.7 years and $7.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of April 27, 2019 was 3.3 years and $14.9 million, respectively.

11.      PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.6 million for Fiscal 2020, $3.8 million for Fiscal 2019, and $3.4 million for Fiscal 2018.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2020 and Fiscal 2019 is for the plans’ years ending December 31, 2018 and 2017, respectively.

PPA Zone Status
Pension Fund	Fiscal 2020	Fiscal 2019	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the CSSS Fund)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the WCT Fund)	Green	Green	Not applicable	No

For the plan years ended December 31, 2018 and December 31, 2017, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2021 and May 14, 2021, respectively.

The Company’s contributions for all multi-employer pension plans for the last three Fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2020	2019	2018
CSSS Fund	$1,424	$1,465	$1,370
WCT Fund	799	769	619
Other multi-employer pension funds	185	222	228
Total	$2,408	$2,456	$2,217

12.      COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 2, 2020 the Company had purchase commitments for raw materials of $22.6 million through 2023.

As of May 2, 2020, the Company had purchase commitments for plant and equipment of $5.1 million anticipated to be completed in the 2021 fiscal year.

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Net sales	$263,568	$251,611	$222,814	$262,401
Gross profit	96,574	92,814	82,095	98,657
Net income	34,542	32,654	26,563	36,213
Earnings per common share – basic	$.74	$.70	$.57	$.78
Earnings per common share – diluted	$.74	$.70	$.57	$.77

Fiscal 2019
Net sales	$292,590	$260,709	$220,892	$239,914
Gross profit	115,694	103,524	80,554	84,578
Net income	48,830	41,077	24,811	26,135
Earnings per common share – basic	$1.05	$.88	$.53	$.56
Earnings per common share – diluted	$1.04	$.88	$.53	$.56

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (the Company) as of May 2, 2020 and April 27, 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 2, 2020, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 2, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended May 2, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Accruals

As described in Note 1 to the consolidated financial statements, the Company maintains self-insured and deductible programs for workers’ compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. While a third party actuary is employed to advise the Company, estimating workers’ compensation exposure is inherently uncertain, as estimates are generally derived using a variety of actuarial estimation techniques that are dependent upon assumptions and expectations about future events, many of which are difficult to quantify. As of May 2, 2020 and April 27, 2019, other liabilities included accruals of $5.5 million and $5.7 million, respectively, for estimated non-current risk retention exposures, of which $4.3 million was covered by insurance at both dates.

We identified the evaluation of the Company’s self-insurance accruals as a critical audit matter due to the significant judgments made by management in estimating the workers’ compensation liability. Auditing management’s judgments used in estimating the value of the workers’ compensation liability involved a high degree of auditor judgment and increased audit effort, including the use of our actuarial specialist.

Our audit procedures related to the Company’s self-insurance accrual assessment included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s workers’ compensation liability, and tested such controls for design and operating effectiveness, including controls related to management’s review of the significant assumptions .

●

We tested the underlying data, including historical claims and payroll data, which served as the basis for the assumptions used by the third party actuary in the actuarial analysis, to test that the inputs to the actuarial estimates were accurate and complete.

●	We compared payments made in the current year for prior year claims to prior year recorded reserves.

●	With the assistance of our actuarial specialist, we evaluated the propriety of the reserving techniques utilized for the workers’ compensation exposures.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Fort Lauderdale, Florida

July 1, 2020

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of May 2, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 2, 2020:

Name	Age	Position with Company

Nick A. Caporella(1)	84	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	59	President

George R. Bracken(3)	75	Executive Vice President – Finance

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	24
		Consolidated Statements of Income	25
		Consolidated Statements of Comprehensive Income	26
		Consolidated Statements of Shareholders’ Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29
		Report of Independent Registered Public Accounting Firm	43
	2.	Financial Statement Schedules	NA

	3.	Exhibits
		See Exhibit Index which follows.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(16)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.13	Credit Agreement, dated June 18, 2015, between NewBevCo, Inc. and lender therein(12)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(12)

10.15	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(13)

10.16	Amended and Restated Credit Agreement dated October 4, 2017 between NewBevCo. and lender therein (14)

Exhibit No.	Description

10.17	Credit Facility Renewal Agreement, dated April 26, 2018 between NewBevCo and lender therein (15)

21	Subsidiaries of Registrant (16)

23	Consent of Independent Registered Public Accounting Firm (16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 2, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(4)

Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference
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
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: July 1, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 1, 2020.

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