Form 10-Q
period 2020-08-01
NATIONAL BEVERAGE CORP
filed 2020-09-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2020

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

The number of shares of registrant’s common stock outstanding as of September 8, 2020 was 46,632,128.

NATIONAL BEVERAGE CORP.

Form 10Q – QUARTERLY REPORT

For the Quarter Ended August 1, 2020

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	August 1,	May 2,
	2020	2020
Assets
Current assets:
Cash and equivalents	$352,519	$304,518
Trade receivables - net	103,749	84,921
Inventories	63,075	63,482
Prepaid and other assets	7,775	7,791
Total current assets	527,118	460,712
Property, plant and equipment - net	120,550	120,627
Right-of-use assets, net	44,485	47,884
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,748	4,663
Total assets	$711,661	$648,646

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$74,467	$74,369
Accrued liabilities	44,993	42,476
Operating lease liabilities	16,481	16,980
Income taxes payable	13,724	7,863
Total current liabilities	149,665	141,688
Deferred income taxes - net	16,054	14,823
Operating lease liabilities – non current	29,535	32,159
Other liabilities	7,467	7,639
Total liabilities	202,721	196,309
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized; Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,817,184 shares issued (50,803,184 at May 2)	508	508
Additional paid-in capital	38,110	37,930
Retained earnings	494,566	443,402
Accumulated other comprehensive (loss)	(161)	(5,420)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,187,056 shares	(19,133)	(19,133)
Total shareholders' equity	508,940	452,337
Total liabilities and shareholders' equity	$711,661	$648,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	August 1,	July 27,
	2020	2019

Net sales	$293,367	$263,568

Cost of sales	176,149	166,994

Gross profit	117,218	96,574

Selling, general and administrative expenses	50,547	51,997

Operating income	66,671	44,577

Other income - net	276	731

Income before income taxes	66,947	45,308

Provision for income taxes	15,783	10,766

Net income	$51,164	$34,542

Earnings per common share:
Basic	$1.10	$.74
Diluted	$1.09	$.74

Weighted average common shares outstanding:
Basic	46,624	46,646
Diluted	46,754	46,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	August 1,	July 27,
	2020	2019

Net income	$51,164	$34,542

Other comprehensive income, net of tax:

Cash flow hedges	5,259	16

Comprehensive income	$56,423	$34,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands) (Unaudited)

	Three Months Ended
	August 1, 2020		July 27, 2019
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning of period	50,803	508	50,678	507
Stock options exercised	14	-	-	-
End of period	50,817	508	50,678	507

Additional Paid-In Capital
Beginning of period		37,930		37,065
Stock options exercised		139		7
Stock-based compensation		41		62
End of period		38,110		37,134

Retained Earnings
Beginning of period		443,402		313,430
Net income		51,164		34,542
End of period		494,566		347,972

Accumulated Other Comprehensive (Loss) Income
Beginning of period		(5,420)		(1,543)
Cash flow hedges, net of tax		5,259		16
End of period		(161)		(1,527)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	4,187	(19,133)	4,033	(12,900)

Total Shareholders' Equity		$508,940		$366,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	August 1,	July 27,
	2020	2019
Operating Activities:
Net income	$51,164	$34,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,627	4,446
Deferred income tax benefit	(151)	(428)
Loss on disposal of property, net	2	46
Stock-based compensation	41	62
Amortization of operating right to use assets	3,399	3,435
Changes in assets and liabilities:
Trade receivables	(18,828)	38
Inventories	407	(2,731)
Prepaid and other assets	(163)	3,154
Accounts payable	98	(493)
Accrued and other liabilities	10,933	8,540
Net cash provided by operating activities	51,529	50,611

Investing Activities:
Additions to property, plant and equipment	(3,668)	(4,156)
Proceeds from sale of property, plant and equipment	1	6
Net cash used in investing activities	(3,667)	(4,150)

Financing Activities:
Proceeds from stock options exercised	139	7
Net cash provided by financing activities	139	7

Net Increase in Cash and Equivalents	48,001	46,468

Cash and Equivalents - Beginning of Period	304,518	156,200

Cash and Equivalents - End of Period	$352,519	$202,668

Other Cash Flow Information:
Interest paid	$13	$13
Income taxes paid	$1,240	$-

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

The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. The accounting policies used in these interim condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period's presentation.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Inventories at August 1, 2020 were comprised of finished goods of $33.9 million and raw materials of $29.2 million. Inventories at May 2, 2020 were comprised of finished goods of $39.1 million and raw materials of $24.4 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers.  Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place.  Marketing costs, which are included in selling, general and administrative expenses, totaled $9.9 million for the three months ended August 1, 2020 and $15.1 for the three months ended July 27, 2019.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.  Such costs totaled $19.4 million for the three months ended August 1, 2020 and $18.0 for the three months ended July 27, 2019.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the three months ended August 1, 2020, as compared to the significant accounting policies described in the Form 10-K.

Recent Accounting Pronouncement

On December 18, 2019, the Financial Accounting Standards Board issued Accounting Standards Update, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new standard reduces the complexity pertaining to certain areas in accounting for income taxes. Key elements include, but are not limited to, the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  ASU 2019-12 is effective for the Company's first quarter of fiscal year 2022.  The Company is in the process of evaluating the impact of the adoption of this new standard on its condensed consolidated financial statements.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	August 1, 2020	May 2, 2020
Land	$9,835	$9,835
Buildings and improvements	60,358	59,618
Machinery and equipment	241,178	238,300
Total	311,371	307,753
Less accumulated depreciation	(190,821)	(187,126)
Property, plant and equipment – net	$120,550	$120,627

Depreciation expense was $3.7 million for the three months ended August 1, 2020 and $3.8 million for the three months ended July 27, 2019.

3. DEBT

At August 1, 2020, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at .9% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at August 1, 2020 or May 2, 2020. At August 1, 2020, $3.4 million of the Credit Facilities was reserved for standby letters of credit and $96.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At August 1, 2020, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended August 1, 2020, options to purchase 14,000 shares were exercised (weighted average exercise price of $9.95 per share). At August 1, 2020, options to purchase 173,045 shares (weighted average exercise price of $14.71 per share) were outstanding and stock-based awards to purchase 2,798,252 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedges are reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI relative to the cash flow hedge for the three months ended August 1, 2020 and July 27, 2019:

	(In thousands)
	2020	2019
Recognized in AOCI:
Gain (loss) before income taxes	$5,080	$(1,423)
Less income tax provision (benefit)	1,215	(340)
Net	3,865	(1,083)
Reclassified from AOCI to cost of sales:
(Loss) before income taxes	(1,832)	(1,444)
Less income tax (benefit)	(438)	(345)
Net	(1,394)	(1,099)
Net change to AOCI	$5,259	$16

As of August 1, 2020, the notional amount of our outstanding aluminum swap contracts was $37.1 million and, assuming no change in commodity prices, $130,000 of unrealized losses before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of August 1, 2020, the fair value of the derivative asset was $1.0 million, which was included as a component of prepaid and other assets and the fair value of the derivative liability was $987,000 which was included as a component of accrued liabilities.  At May 2, 2020, the fair value of the derivative liability was $6.9 million, which was included as a component of accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended August 1, 2020 and July 27, 2019 was $3.4 million.  As of August 1, 2020, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.1 years and 3.38%, respectively. As of May 2, 2020, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.3 years and 3.38%, respectively. Cash payments were $3.5 million and $3.7 million, respectively for operating leases for the three months ended August 1, 2020 and July 27, 2019.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of August 1, 2020:

(In thousands)
Fiscal 2021 - Remaining 3 quarters	$10,725
Fiscal 2022	13,276
Fiscal 2023	8,975
Fiscal 2024	7,361
Fiscal 2025	4,475
Thereafter	4,101
Total minimum lease payments including interest	48,913
Less: Amounts representing interest	(2,897)
Present value of minimum lease payments	46,016
Less: Current portion of lease liabilities	(16,481)
Non-current portion of lease liabilities	$29,535

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of May 2, 2020:

(In thousands)
Fiscal 2021	$14,206
Fiscal 2022	13,276
Fiscal 2023	8,975
Fiscal 2024	7,361
Fiscal 2025	4,475
Thereafter	4,101
Total minimum lease payments including interest	52,394
Less: Amounts representing interest	(3,255)
Present value of minimum lease payments	49,139
Less: Current portion of lease liabilities	(16,980)
Non-current portion of lease liabilities	$32,159

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

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water products; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent.

Our highly innovative business, where new beverages are developed and produced for selective holidays and ceremonial dates, should not be analyzed on the common three-month (quarterly) periods, traditionally found acceptable. Today, costly development projects and seasonal weather periods, plus promotional packaging, can distort quarter-to-quarter statistics and result in decision making that is not truly beneficial for investors and shareholders alike.

Traditional and typical are not a part of an innovator's vocabulary.

RESULTS OF OPERATIONS

Three Months Ended August 1, 2020 (first quarter of fiscal 2021) compared to Three Months Ended July 27, 2019 (first quarter of fiscal 2020)

Net sales for the first quarter of fiscal 2021 increased 11.3% to $293.4 million from $263.6 million for the first quarter of fiscal 2020. The increase in sales resulted primarily from a 12.3% increase in case volume. The volume increase includes a 15.7% increase of our Power+ Brands, and 5.1% growth in Carbonated Soft Drinks. The increase in Power+ Brands volume is primarily attributable to increased consumer demand in the take-home channel.  Average selling price per case was flat.

Gross profit for the first quarter of fiscal 2021 increased to $117.2 million from $96.6 million for the first quarter of fiscal 2020. The increase in gross profit is due to increased volume and reduced raw material costs. The cost of sales per case decreased 5.2% and gross margin increased to 40.0% from 36.6% for the first quarter of fiscal 2020.

Selling, general and administrative expenses for the first quarter of fiscal 2021 decreased $1.5 million to $50.5 million from $52.0 million for the first quarter of fiscal 2020. The decrease was primarily due to reduced marketing and selling costs partially offset by increased shipping costs.  As a percent of net sales, selling, general and administrative expenses decreased to 17.2% from 19.7% for the first quarter of fiscal 2020.

Other income includes interest income of $276,000 for the first quarter of fiscal 2021 and $731,000 for the first quarter of fiscal 2020. The decrease in interest income is due to lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first quarter of fiscal 2021 and 23.8% for the first quarter of fiscal 2020. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At August 1, 2020, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.4 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $48.0 million for the first quarter of fiscal 2021, which compares to an increase of $46.5 million for the first quarter of fiscal 2020.

Net cash provided by operating activities for the first quarter of fiscal 2021 amounted to $51.5 million compared to $50.6 million for the first quarter of fiscal 2020. For the first quarter of fiscal 2021, cash flow was principally provided by net income of $51.1 million, an increase in accrued and other liabilities of $10.9 million and depreciation and amortization aggregating $4.6 million, offset in part by sales volume and other related increases in trade receivables.

Net cash used in investing activities for the first quarter of fiscal 2021 reflects capital expenditures of $3.7 million, compared to capital expenditures of $4.2 million for the first quarter of fiscal 2020. We intend to continue production capacity and efficiency improvement projects in fiscal 2021, and expect capital expenditures to be comparable to fiscal 2020 levels.

Financial Position

At August 1, 2020, our working capital increased to $377.5 million from $319.0 million at May 2, 2020. The current ratio was 3.5 to 1 at August 1, 2020 compared to 3.3 to 1 at May 2, 2020.  The $58.5 million increase in working capital was due to higher cash and trade receivables, partially offset by higher accrued liabilities, and income taxes payable. Trade receivables increased $18.8 million during the first quarter of 2020 due to increased sales and days sales outstanding remained unchanged at 32.2 days.  Inventories decreased slightly during the first quarter of 2020 and inventory turns remained unchanged at 9.4 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2020

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance (Principal Financial Officer)