Form 10-Q
period 2020-10-31
NATIONAL BEVERAGE CORP
filed 2020-12-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

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

(954) 581-0922

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	FIZZ	The Nasdaq Global Select Market

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

The number of shares of registrant’s common stock outstanding as of December 7, 2020 was 46,645,128.

NATIONAL BEVERAGE CORP.

Form 10Q – QUARTERLY REPORT

For the Quarter Ended October 31, 2020

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 31,	May 2,
	2020	2020
Assets
Current assets:
Cash and equivalents	$405,444	$304,518
Trade receivables - net	82,861	84,921
Inventories	68,816	63,482
Prepaid and other assets	8,164	7,791
Total current assets	565,285	460,712
Property, plant and equipment - net	123,478	120,627
Right of use assets, net	42,956	47,884
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,564	4,663
Total assets	$751,043	$648,646

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$80,544	$74,369
Accrued liabilities	43,535	42,476
Operating lease liabilities	15,796	16,980
Income taxes payable	119	7,863
Total current liabilities	139,994	141,688
Deferred income taxes - net	16,947	14,823
Operating lease liabilities – non current	28,710	32,159
Other liabilities	7,316	7,639
Total liabilities	192,967	196,309
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized; Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 50,832,184 shares issued (50,803,184 at May 2, 2020)	508	508
Additional paid-in capital	38,452	37,930
Retained earnings	541,730	443,402
Accumulated other comprehensive income (loss)	1,469	(5,420)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 4,187,056 shares	(19,133)	(19,133)
Total shareholders' equity	558,076	452,337
Total liabilities and shareholders' equity	$751,043	$648,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
	2020	2019	2020	2019

Net sales	$271,809	$251,611	$565,176	$515,179

Cost of sales	163,760	158,797	339,909	325,791

Gross profit	108,049	92,814	225,267	189,388

Selling, general and administrative expenses	46,459	51,170	97,006	103,166

Operating income	61,590	41,644	128,261	86,222

Other income - net	63	1,022	339	1,752

Income before income taxes	61,653	42,666	128,600	87,974

Provision for income taxes	14,489	10,012	30,272	20,778

Net income	$47,164	$32,654	$98,328	$67,196

Earnings per common share:
Basic	$1.01	$.70	$2.11	$1.44
Diluted	$1.01	$.70	$2.10	$1.43

Weighted average common shares outstanding:
Basic	46,638	46,653	46,631	46,650
Diluted	46,877	46,877	46,816	46,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
	2020	2019	2020	2019

Net income	$47,164	$32,654	$98,328	$67,196

Cash flow hedges	1,630	419	6,889	435

Comprehensive income	$48,794	$33,073	$105,217	$67,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands) (Unaudited)

	Three Months Ended				Six Months Ended
	October 31, 2020		October 26, 2019		October 31, 2020		October 26, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	50,817	508	50,678	507	50,803	508	50,678	507
Stock options exercised	15	-	17	-	29	-	17	-
End of period	50,832	-	50,695	507	50,832	-	50,695	507

Additional Paid-In Capital
Beginning of period		38,110		37,134		37,930		37,065
Stock options exercised		251		140		403		147
Stock-based compensation		91		64		119		126
End of period		38,452		37,338		38,452		37,338

Retained Earnings
Beginning of period		494,566		347,972		443,402		313,430
Net income		47,164		32,654		98,328		67,196
End of period		541,730		380,626		541,730		380,626

Accumulated Other Comprehensive Income (Loss)
Beginning of period		(161)		(1,527)		(5,420)		(1,543)
Cash flow hedges, net of tax		1,630		419		6,889		435
End of period		1,469		(1,108)		1,469		(1,108)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	4,187	(19,133)	4,033	(12,900)	4,187	(19,133)	4,033	(12,900)

Total Shareholders' Equity		$558,076		$399,513		$558,076		$399,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 31,	October 26,
	2020	2019
Operating Activities:
Net income	$98,328	$67,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,233	8,977
Deferred income tax benefit	-	292
Gain on disposal of property, plant and equipment, net	-	(5)
Stock-based compensation	119	126
Amortization of operating right of use assets	6,636	6,552
Changes in assets and liabilities:
Trade receivables	2,060	12,222
Inventories	(5,334)	2,926
Operating lease right of use assets	(4,322)	(1,152)
Prepaid and other assets	94	1,111
Accounts payable	6,175	(5,373)
Accrued and other liabilities	(93)	(5,687)
Operating lease liabilities	(2,019)	(31)
Net cash provided by operating activities	110,877	87,154

Investing Activities:
Additions to property, plant and equipment	(10,369)	(9,642)
Proceeds from sale of property, plant and equipment	15	8
Net cash used in investing activities	(10,354)	(9,634)

Financing Activities:
Proceeds from stock options exercised	403	147
Net cash provided by financing activities	403	147

Net Increase in Cash and Equivalents	100,926	77,667

Cash and Equivalents - Beginning of Period	304,518	156,200

Cash and Equivalents - End of Period	$405,444	$233,867

Other Cash Flow Information:
Interest paid	$90	$38
Income taxes paid	$38,007	$22,675

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the interim unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods presented are not necessarily indicative of results which might be expected for the entire fiscal year.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period's presentation.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Inventories at October 31, 2020 were comprised of finished goods of $41.7 million and raw materials of $27.1 million. Inventories at May 2, 2020 were comprised of finished goods of $39.1 million and raw materials of $24.4 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers.  Marketing costs are expensed when incurred, except for prepaid advertising and production costs which are expensed when the advertising takes place.  Marketing costs, which are included in selling, general and administrative expenses, totaled $10.0 million for the three months ended October 31, 2020 and $13.6 million for the three months ended October 26, 2019. Marketing costs totaled $19.9 million for the six months ended October 31, 2020, and $28.7 million for the six months ended October 26, 2019.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.  Such costs totaled $18.5 million for the three months ended October 31, 2020 and $18.3 million for the three months ended October 26, 2019. Shipping and handling costs totaled $37.9 million for the six months ended October 31, 2020 and $36.4 million for the six months ended October 26, 2019. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies during the six months ended October 31, 2020, compared to the significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

Recent Accounting Pronouncement

On December 18, 2019, the Financial Accounting Standards Board issued Accounting Standards Update, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new standard reduces the complexity pertaining to certain areas in accounting for income taxes. Key elements include, but are not limited to, the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  ASU 2019-12 is effective for the Company's first quarter of fiscal year 2022.  The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 31, 2020	May 2, 2020
Land	$9,835	$9,835
Buildings and improvements	60,584	59,618
Machinery and equipment	247,343	238,300
Total	317,762	307,753
Less accumulated depreciation	(194,284)	(187,126)
Property, plant and equipment – net	$123,478	$120,627

Depreciation expense was $3.7 million for the three months ended October 31, 2020 and $3.8 million for the three months ended October 26, 2019. Depreciation expense totaled $7.5 million for the six months ended October 31, 2020 and $7.6 million for the six months ended October 26, 2019.

3. DEBT

At October 31, 2020, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2022 to April 30, 2023 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 31, 2020 or May 2, 2020. At October 31, 2020, $3.4 million of the Credit Facilities was reserved for standby letters of credit and $96.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 31, 2020, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 31, 2020, options to purchase 131,750 shares were granted, options to purchase 29,000 shares were exercised and options to purchase 7,500 shares were cancelled at weighted average exercise prices of $46.94, $13.90 and $5.67 respectively.  At October 31, 2020, options to purchase 289,795 shares at a weighted average exercise price of $28.98 per share were outstanding and stock-based awards to purchase 2,676,802 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedges was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI :

	(In thousands)
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Recognized in AOCI:
Gain (loss) before income taxes	$2,131	$(619)	$7,211	$(2,043)
Less income tax provision (benefit)	510	(148)	1,725	(489)
Net	1,621	(471)	5,486	(1,554)
Reclassified from AOCI to cost of sales:
(Loss) before income taxes	(12)	(1,170)	(1,844)	(2,614)
Less income tax (benefit)	(3)	(280)	(441)	(625)
Net	(9)	(890)	(1,403)	(1,989)
Net change to AOCI	$1,630	$419	$6,889	$435

As of October 31, 2020, the notional amount of our outstanding aluminum swap contracts was $26.1 million and, assuming no change in commodity prices, $2.2 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of October 31, 2020, the fair value of the derivative asset was $2.2 million, which was included as a component of prepaid and other assets.  At May 2, 2020, the fair value of the derivative liability was $6.9 million, which was included as a component of accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended October 31, 2020 and October 26, 2019 was $3.5 million and $3.4 million, respectively. Operating lease cost totaled $7.3 million for the six months ended October 31, 2020 and $6.7 million for the six months ended October 26, 2019. As of October 31, 2020, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.1 years and 3.1%, respectively. As of May 2, 2020, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.3 years and 3.38%, respectively. Cash payments were $3.5 million and $3.7 million, respectively, for operating leases for the three months ended October 31, 2020 and October 26, 2019. Cash payments totaled $7.0 million for the six months ended October 31, 2020 and $7.5 million for the six months ended October 26, 2019.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 31, 2020:

(In thousands)
Fiscal 2021 - Remaining 2 quarters	$8,993
Fiscal 2022	13,278
Fiscal 2023	9,367
Fiscal 2024	7,308
Fiscal 2025	4,399
Thereafter	3,823
Total minimum lease payments including interest	47,168
Less: Amounts representing interest	(2,662)
Present value of minimum lease payments	44,506
Less: Current portion of lease liabilities	(15,796)
Non-current portion of lease liabilities	$28,710

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of May 2, 2020:

(In thousands)
Fiscal 2021	$14,206
Fiscal 2022	13,276
Fiscal 2023	8,975
Fiscal 2024	7,361
Fiscal 2025	4,475
Thereafter	4,101
Total minimum lease payments including interest	52,394
Less: Amounts representing interest	(3,255)
Present value of minimum lease payments	49,139
Less: Current portion of lease liabilities	(16,980)
Non-current portion of lease liabilities	$32,159

7. SUBSEQUENT EVENT

On November 24, 2020, the Company declared a cash dividend of $3.00 per share payable to shareholders of record on December 4, 2020.  On December 2, 2020, the cash dividend was increased to $6.00 per share, approximately $280 million in the aggregate, which will be paid on or before February 2, 2021.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming, changes in consumer purchasing habits and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2020 (second quarter of fiscal 2021) compared to

Three Months Ended October 26, 2019 (second quarter of fiscal 2020)

Net sales for the second quarter of fiscal 2021 increased 8.0% to $271.8 million from $251.6 million for the second quarter of fiscal 2020. The increase in sales resulted primarily from a 7.4% increase in case volume. The volume increase includes a 11.1% increase of our Power+ Brands primarily attributable to increased consumer demand in the take-home channel.  Average selling price per case increased slightly.

Gross profit for the second quarter of fiscal 2021 increased to $108.0 million from $92.8 million for the second quarter of fiscal 2020. The increase in gross profit is due to increased volume and reduced raw material costs. The cost of sales per case decreased 3.5% and gross margin increased to 39.8% from 36.9% for the second quarter of fiscal 2020.

Selling, general and administrative expenses for the second quarter of fiscal 2021 decreased $4.7 million to $46.5 million from $51.2 million for the second quarter of fiscal 2020. The decrease was primarily due to reduced marketing and selling costs.  As a percent of net sales, selling, general and administrative expenses decreased to 17.1% from 20.3% for the second quarter of fiscal 2020.

Other income includes interest income of $112,000 for the second quarter of fiscal 2021 and $1.0 million for the second quarter of fiscal 2020. The decrease in interest income is due to lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the second quarter of fiscal 2021 and fiscal 2020. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 31, 2020 (first six months of fiscal 2021) compared to

Six Months Ended October 26, 2019 (first six months of fiscal 2020)

Net sales for the first six months of fiscal 2021 increased 9.7% to $565.2 million from $515.2 million for the first six months of fiscal 2020. The increase in sales resulted primarily from a 9.9% increase in case volume. The volume increase includes a 13.6% increase of our Power+ Brands primarily attributable to increased consumer demand in the take-home channel.  Average selling price per case was flat.

Gross profit for the first six months of fiscal 2021 increased to $225.3 million from $189.4 million for the first six months of fiscal 2020. The increase in gross profit is due to increased volume and reduced raw material costs. The cost of sales per case decreased 5.2% and gross margin increased to 39.9% from 36.8% for the first six months of fiscal 2020.

Selling, general and administrative expenses for the first six months of fiscal 2021 decreased $6.2 million to $97.0 million from $103.2 million for the first six months of fiscal 2020. The decrease was primarily due to reduced marketing and selling costs.  As a percent of net sales, selling, general and administrative expenses decreased to 17.2% from 20.0% for the first six months of fiscal 2020.

Other income includes interest income of $397,000 for the first six months of fiscal 2021 and $1.8 million for the first six months of fiscal 2020. The decrease in interest income is due to lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first six months of fiscal 2021 and 23.6% for the first six months of fiscal 2020. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 31, 2020, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.4 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On November 24, 2020, the Company declared a cash dividend of $3.00 per share payable to shareholders of record on December 4, 2020.  On December 2, 2020, the cash dividend was increased to $6.00 per share, approximately $280 million in the aggregate, which will be paid on or before February 2, 2021.

Cash Flows

The Company’s cash position increased $100.9 million for the six months of fiscal 2021, which compares to an increase of $77.7 million for the six months of fiscal 2020.

Net cash provided by operating activities for the first six months of fiscal 2021 amounted to $110.9 million compared to $87.2 million for the six months of fiscal 2020. For the first six months of fiscal 2021, cash flow was principally provided by net income of $98.3 million, depreciation and amortization of $9.2 million, and amortization of operating right of use assets of $6.6 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first six months of fiscal 2021 reflects capital expenditures of $10.4 million, compared to capital expenditures of $9.6 million for the first six months of fiscal 2020. We intend to continue production capacity and efficiency improvement projects in fiscal 2021, and expect capital expenditures to be comparable to total fiscal 2020 levels.

Financial Position

At October 31, 2020, our working capital increased to $425.3 million from $319.0 million at May 2, 2020. The current ratio was 4.0 to 1 at October 31, 2020 compared to 3.3 to 1 at May 2, 2020.  The $106.3 million increase in working capital was primarily due to higher cash and inventory, partially offset by higher accounts payable and accrued liabilities.  Trade receivables decreased $2.1 million and days sales outstanding decreased from 32.2 to 27.7.  Inventories increased $5.3 million and inventory turns improved to 9.4 times from 8.4 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Credit Facility Amended Agreement, dated October 28, 2020 between NewBevCo, Inc. and lender therein (1)

10.2	Fourth Amendment to Second Amended Credit Agreement dated October 30, 2020 between NewBevCo, Inc. and lender therein (1)

21	Subsidiaries of Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from National Beverage Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2020

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance (Principal Financial Officer)