Form 10-Q
period 2021-01-30
NATIONAL BEVERAGE CORP
filed 2021-03-11
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2021

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

The number of shares of registrant’s common stock outstanding as of March 8, 2021 was 93,301,146.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	January 30,	May 2,
	2021	2020
Assets
Current assets:
Cash and equivalents	$153,306	$304,518
Trade receivables - net	75,669	84,921
Inventories	71,125	63,482
Prepaid and other assets	13,094	7,791
Total current assets	313,194	460,712
Property, plant and equipment - net	126,372	120,627
Right-of-use assets	38,637	47,884
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,513	4,663
Total assets	$497,476	$648,646

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$71,368	$74,369
Accrued liabilities	44,618	42,476
Short-term lease obligations	14,334	16,980
Income taxes payable	297	7,863
Total current liabilities	130,617	141,688
Deferred income taxes - net	17,562	14,823
Long-term lease obligations	26,099	32,159
Other liabilities	7,182	7,639
Total liabilities	181,460	196,309
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,674,058 shares issued (101,606,368 shares at May 2, 2020)	1,017	1,016
Additional paid-in capital	38,187	37,422
Retained earnings	298,541	443,402
Accumulated other comprehensive income (loss)	2,354	(5,420)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	316,016	452,337
Total liabilities and shareholders' equity	$497,476	$648,646

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
	2021	2020	2021	2020

Net sales	$245,931	$222,814	$811,107	$737,993

Cost of sales	150,267	140,719	490,176	466,510

Gross profit	95,664	82,095	320,931	271,483

Selling, general and administrative expenses	47,501	48,882	144,507	152,049

Operating income	48,163	33,213	176,424	119,434

Other income - net	64	981	402	2,734

Income before income taxes	48,227	34,194	176,826	122,168

Provision for income taxes	11,540	7,631	41,811	28,409

Net income	$36,687	$26,563	$135,015	$93,759

Earnings per common share:
Basic	$.39	$.29	$1.45	$1.01
Diluted	$.39	$.28	$1.44	$1.00

Weighted average common shares outstanding:
Basic	93,296	93,200	93,273	93,266
Diluted	93,610	93,604	93,624	93,706

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
	2021	2020	2021	2020

Net income	$36,687	$26,563	$135,015	$93,759

Other comprehensive income, net of tax:
Cash flow hedges	885	123	7,774	558

Comprehensive income	$37,572	$26,686	$142,789	$94,317

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended				Nine Months Ended
	January 30, 2021		January 25, 2020		January 30, 2021		January 25, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,664	1,017	101,390	1,014	101,606	1,016	101,356	1,013
Stock options exercised	10		120	1	68	1	154	2
End of Period	101,674	1,017	101,510	1,015	101,674	1,017	101,510	1,015

Additional Paid-In Capital
Beginning of period		37,944		36,830		37,422		36,557
Stock options exercised		72		259		475		406
Stock-based compensation		171		63		290		189
End of period		38,187		37,152		38,187		37,152

Retained Earnings
Beginning of period		541,730		380,626		443,402		313,430
Net income		36,687		26,563		135,015		93,759
Common stock cash dividend		(279,876)		-		(279,876)		-
End of period		298,541		407,189		298,541		407,189

Accumulated Other Comprehensive Income (Loss)
Beginning of period		1,469		(1,108)		(5,420)		(1,543)
Cash flow hedges, net of tax		885		123		7,774		558
End of period		2,354		(985)		2,354		(985)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning of period	8,374	(19,133)	8,066	(12,900)	8,278	(19,133)	8,066	(12,900)
Stock repurchase	-	-	212	(4,319)	96	-	212	(4,319)
End of period	8,374	(19,133)	8,278	(17,219)	8,374	(19,133)	8,278	(17,219)

Total Shareholders' Equity		$316,016		$422,202		$316,016		$422,202

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 30,	January 25,
	2021	2020
Operating Activities:
Net income	$135,015	$93,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,729	13,415
Deferred income tax provision	337	956
Loss (gain) on sale of property, net	4	(9)
Stock-based compensation	290	189
Amortization of operating right of use assets	9,845	8,374
Changes in assets and liabilities:
Trade receivables	9,252	12,318
Inventories	(7,643)	9,500
Operating lease right of use assets	(4,420)	(4,366)
Prepaid and other assets	(4,444)	(911)
Accounts payable	(3,001)	(7,271)
Accrued and other liabilities	1,091	3,264
Operating lease liabilities	(4,884)	(4,008)
Net cash provided by operating activities	145,171	125,210

Investing Activities:
Additions to property, plant and equipment	(16,997)	(15,847)
Proceeds from sale of property, plant and equipment	15	10
Net cash used in investing activities	(16,982)	(15,837)

Financing Activities:
Repurchase of common stock	-	(4,319)
Proceeds from stock options exercised	475	406
Dividends paid on Common Stock	(279,876)	-
Net cash used in financing activities	(279,401)	(3,913)

Net (Decrease) Increase in Cash and Equivalents	(151,212)	105,460

Cash and Equivalents - Beginning of Period	304,518	156,200

Cash and Equivalents - End of Period	$153,306	$261,660

Other Cash Flow Information:
Interest paid	$117	$38
Income taxes paid	$51,031	$29,335

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market value. Inventories at January 30, 2021 were comprised of finished goods of $43.4 million and raw materials of $27.7 million. Inventories at May 2, 2020 were comprised of finished goods of $39.1 million and raw materials of $24.4 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $11.3 million for the three months ended January 30, 2021 and $13.3 million for the three months ended January 25, 2020. Marketing costs totaled $31.2 million for the nine months ended January 30, 2021, and $42.0 million for the nine months ended January 25, 2020.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs totaled $18.0 million for the three months ended Janaury 30, 2021 and $16.8 million for the three months ended January 25, 2020. Shipping and handling costs totaled $55.9 million for the nine months ended January 30, 2021 and $53.2 million for the nine months ended January 25, 2020. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Recently Adopted Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board issued Accounting Standards Update, “Simplifying the Accounting for Income Taxes” (ASU 2019-12). The new standard reduces the complexity pertaining to certain areas in accounting for income taxes. Key elements include, but are not limited to, the elimination of certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company's first quarter of fiscal year 2022. The Company does not expect the adoption of this new standard to have an impact on its consolidated financial statements.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 30, 2021	May 2, 2020
Land	$9,835	$9,835
Buildings and improvements	60,936	59,618
Machinery and equipment	253,173	238,300
Total	323,944	307,753
Less accumulated depreciation	(197,572)	(187,126)
Property, plant and equipment – net	$126,372	$120,627

Depreciation expense was $3.7 million and $11.2 million for the three and nine months ended January 30, 2021, respectively, and $3.8 million and $11.4 million for the three and nine months ended January 25, 2020, respectively.

3. DEBT

At January 30, 2021, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2022 to April 30, 2023 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 30, 2021 or May 2, 2020. At January 30, 2021, $3.4 million of the Credit Facilities was reserved for standby letters of credit and $96.6 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 30, 2021, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 30, 2021, options to purchase 263,500 shares of common stock were granted, options to purchase 67,690 shares were exercised and options to purchase 15,000 shares were cancelled at weighted average exercise prices of $23.47, $7.02 and $2.84 respectively. At January 30, 2021, options to purchase 569,900 shares of common stock at a weighted average exercise price of $14.61 per share were outstanding and stock-based awards to purchase 5,353,604 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedge. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Recognized in AOCI:
Gain (loss) before income taxes	$2,461	$(581)	$9,672	$(2,623)
Less income tax provision (benefit)	589	(139)	2,314	(628)
Net	$1,872	$(442)	$7,358	$(1,995)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$1,297	$(742)	$(546)	$(3,356)
Less income tax provision (benefit)	310	(177)	(130)	(803)
Net	$987	$(565)	$(416)	$(2,553)
Net change to AOCI	$885	$123	$7,774	$558

As of January 30, 2021, the notional amount of our outstanding aluminum swap contracts was $20.1 million and, assuming no change in commodity prices, $3.4 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of January 30, 2021, the fair value of the derivative asset was $3.4 million, which was included as a component of prepaid and other assets. At May 2, 2020, the fair value of the derivative liability was $6.9 million, which was included as a component of accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended January 30, 2021 and January 25, 2020 was $3.5 million and $4.0 million, respectively. Operating lease cost totaled $10.8 million for the nine months ended January 30, 2021 and $10.7 million for the nine months ended January 25, 2020. As of January 30, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 3.9 years and 3.1%, respectively. As of May 2, 2020, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.3 years and 3.38%, respectively. Cash payments were $3.3 million for operating leases for the three months ended January 30, 2021 and January 25, 2020. Cash payments totaled $10.3 million for the nine months ended January 30, 2021 and $9.9 million for the nine months ended January 25, 2020.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 30, 2021:

(In thousands)
Fiscal 2021 - Remaining quarter	$4,539
Fiscal 2022	13,345
Fiscal 2023	9,367
Fiscal 2024	7,308
Fiscal 2025	4,399
Thereafter	3,824
Total minimum lease payments including interest	42,782
Less: Amounts representing interest	(2,349)
Present value of minimum lease payments	40,433
Less: Current portion of lease obligations	(14,334)
Non-current portion of lease obligations	$26,099

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of May 2, 2020:

(In thousands)
Fiscal 2021	$14,206
Fiscal 2022	13,276
Fiscal 2023	8,975
Fiscal 2024	7,361
Fiscal 2025	4,475
Thereafter	4,101
Total minimum lease payments including interest	52,394
Less: Amounts representing interest	(3,255)
Present value of minimum lease payments	49,139
Less: Current portion of lease liabilities	(16,980)
Non-current portion of lease liabilities	$32,159

7. CASH DIVIDEND

On November 24, 2020, the Company's board of directors declared a cash dividend of $3.00 per share (pre-split) which was increased to $6.00 per share (pre-split) on December 2, 2020.  The cash dividend totaling $279.9 million was paid on January 29, 2021 to shareholders of record on December 4, 2020.

8. SUBSEQUENT EVENTS

On February 5, 2021, the Company's board of directors declared a one-for-one stock split in the form of a stock dividend.  This dividend was distributed on February 19, 2021 to shareholders of record on February 16, 2021.  Share information and earnings per share have been retroactively adjusted to reflect the stock split.

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

RESULTS OF OPERATIONS

Three Months Ended January30, 2021 (third quarter of fiscal 2021) compared to

Three Months Ended January25, 2020 (third quarter of fiscal 2020)

Net sales for the third quarter of fiscal 2021 increased 10.4% to $245.9 million from $222.8 million for the third quarter of fiscal 2020. The increase in sales resulted primarily from a 11% increase in case volume. The volume increase includes a 14% increase of our Power+ Brands primarily attributable to increased consumer demand in the take-home channel. Average selling price per case was approximately flat.

Gross profit for the third quarter of fiscal 2021 increased to $95.7 million from $82.1 million for the third quarter of fiscal 2020. The increase in gross profit is due to changes in product mix and increased volume. The cost of sales per case decreased 3.8% and gross margin increased to 38.9% from 36.8% for the third quarter of fiscal 2020.

Selling, general and administrative expenses for the third quarter of fiscal 2021 decreased $1.4 million to $47.5 million from $48.9 million for the third quarter of fiscal 2020. The decrease was primarily due to reduced marketing and selling costs, partially offset by increased shipping and handling costs.  As a percent of net sales, selling, general and administrative expenses decreased to 19.3% from 21.9% for the third quarter of fiscal 2020.

Other income includes interest income of $109,000 for the third quarter of fiscal 2021 and $1.0 million for the third quarter of fiscal 2020. The decrease in interest income is due to lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.9% for the third quarter of fiscal 2021 and 22.3% for the third quarter of fiscal 2020. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Months Ended January 30, 2021 (first nine months of fiscal 2021) compared to

Nine Months Ended January 25, 2020 (first nine months of fiscal 2020)

Net sales for the first nine months of fiscal 2021 increased 9.9% to $811.1 million from $738.0 million for the first nine months of fiscal 2020. The increase in sales resulted primarily from a 10.2% increase in case volume. The volume increase includes a 14% increase of our Power+ Brands primarily attributable to increased consumer demand in the take-home channel. Average selling price per case was flat.

Gross profit for the first nine months of fiscal 2021 increased to $320.9 million from $271.5 million for the first nine months of fiscal 2020. The increase in gross profit is due to changes in product mix, increased volume and reduced raw material costs. The cost of sales per case decreased 4.7% and gross margin increased to 39.6% from 36.8% for the first nine months of fiscal 2020.

Selling, general and administrative expenses for the first nine months of fiscal 2021 decreased $7.5 million to $144.5 million from $152.0 million for the first nine months of fiscal 2020. The decrease was primarily due to reduced marketing and selling costs, partially offset by increased shipping and handling costs. As a percent of net sales, selling, general and administrative expenses decreased to 17.8% from 20.6% for the first nine months of fiscal 2020.

Other income includes interest income of $506,000 for the first nine months of fiscal 2021 and $2.9 million for the first nine months of fiscal 2020. The decrease in interest income is due to lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first nine months of fiscal 2021 and 23.3% for the first nine months of fiscal 2020. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 30, 2021, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $3.4 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position decreased $151.2 million for the nine months of fiscal 2021, due primarily to the $279.9 million cash dividend paid on January 29, 2021.

Net cash provided by operating activities for the first nine months of fiscal 2021 amounted to $145.2 million compared to $125.2 million for the nine months of fiscal 2020. Net cash provided by operating activities for the first nine months of fiscal 2021 was principally provided by net income of $135 million, depreciation and amortization of $13.7 million, and amortization of operating right of use assets of $9.8 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first nine months of fiscal 2021 reflects capital expenditures of $17.0 million, compared to capital expenditures of $15.8 million for the first nine months of fiscal 2020. We intend to continue production capacity and efficiency improvement projects, and expect fiscal 2021 capital expenditures to be comparable to fiscal 2020 levels.

Financial Position

At January 30, 2021, our working capital decreased to $182.6 million from $319.0 million at May 2, 2020. The current ratio was 2.4 to 1 at January 30, 2021 compared to 3.3 to 1 at May 2, 2020. The decrease in working capital and current ratio was due primarily to the payment of the $279.9 million cash dividend.  Trade receivables decreased $9.3 million and days sales outstanding declined from 29.3 to 28.0. Inventories increased $7.6 million and inventory turns declined to 9.9 times from 10.1 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2021

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)