Form 10-K
period 2021-05-01
NATIONAL BEVERAGE CORP
filed 2021-06-30
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 1, 2021

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $39.15 on October 31, 2020 was approximately $912 million.

The number of shares of Registrant’s common stock outstanding as of June 29, 2021 was 93,307,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water products; Clear Fruit®; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products.  Additionally, we produce and distribute carbonated soft drinks (“CSDs”) including Shasta and Faygo, iconic brands whose consumer loyalty spans more than 130 years.

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

In Fiscal year 2020, LaCroix launched three new naturally-essenced flavors of LaCroix: Hi-Biscus is a unique flavor that adds the delicate essence of the hibiscus flower to sparkling water, the enticing savor of LimonCello instantly transports fans to the Italian Riviera and the refreshing taste of Pastèque captures the lusciousness of a sweet picnic watermelon.

During the fourth quarter of fiscal year 2021, LaCroix launched its innovative new trio of Beach Plum, Black Razzberry and Guava São Paulo. Beach Plum excites the imagination and inspires dreams of summer with the delectable coolness of the luscious fruit native to the east coast of the U.S.; the sweet twist of Black Razzberry makes taste buds sing with decadent, smooth and irresistible fruit flavor; and consumers savor the sweet tropical delicacy and vibrant essence of Guava São Paulo.

These innovative new varieties are part of the LaCroix family of 30 refreshingly innocent flavors.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavor pairings.  Cúrate naturally refreshes in tall, sleek 12 oz. consumer-friendly cans.  Eloquent graphics, robust aroma, naturally ‘essenced’ and premium-priced, Cúrate is an attractive alternative for today’s consumers.

NiCola® by LaCroix, an innovative sparkling water, captures the ‘crossover’ cola consumers with its ‘innocent’ effect of no calories, sodium, sweetener or any other ingredient that the health-conscious consumer avoids.  NiCola is designed for those cola and diet cola consumers within the $83 billion U.S. carbonated soft drink market that are looking to continue to quench their cola-craving taste without negative health consequences.  Our LaCroix NiCola theme includes traditional La Cola along with Coconut Cola, Cubana (Mojito), and Coffea Exotica (Sumatra coffee and cola).

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

Clear Fruit

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors. Clear Fruit is available in 14 delicious flavors, including consumer favorites Cherry Blast, Strawberry Watermelon, and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

RIP IT® Energy Fuel is “Real Energy for Real People” with 14 unique flavors and six sugar-free options. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in eight flavors is marketed in displayable package configurations. RIP IT proudly supports military and first responder heroes at home and abroad with such energetic flavors as Tribute, Citrus X, Cherry Lime and Power.

Carbonated Soft Drinks –

Shasta® has been recognized as a bottling industry pioneer and innovator for more than 130 years. Shasta features multiple flavors and has earned consumer loyalty by delivering value and convenience with such unique tastes as Raspberry Crème, Tiki Punch, and California Dreamin’.

With more than 110 years of brand history,  Faygo® products include numerous unique flavors such as Red Pop®, Moon Mist®, and Rock’n’Rye®.  Faygo is celebrated in the Midwest as "The One True Pop."

Many of our carbonated soft drink brands enjoy a regional identification that fosters long-term consumer loyalty and makes them more competitive as a consumer choice.  In addition, products produced locally often generate retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

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

Warehouse distribution system products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods.  This method allows our retail partners to further maximize their assets by utilizing their ability to pick-up product at our warehouses, thus lowering their/our product costs. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, airlines, hotels and food-service wholesalers.  Also, our Company-owned direct-store delivery fleet distributes products to select schools and food-service locations.

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

COMPETITION

While LaCroix Sparkling Water is the brand of choice as the number one premium domestic sparkling water throughout the United States, the beverage industry is highly competitive and our competitive position may vary by market area.  Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy-based drinks, functional beverages and various other nonalcoholic beverages.  We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those that dominate the beverage industry, such as Nestlé S.A., PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products may adversely affect sales of our brands.

Principal methods of competition in the beverage industry are price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through novel innovation, key brand recognition, focused social media, innovative flavor variety, attractive packaging, efficient distribution methods, and, for some product lines, value pricing.

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

Certain states and localities require a deposit or tax on the sale of certain beverages.  These requirements vary by each jurisdiction.  Similar legislation has been or may be proposed in other states or localities or by Congress. We are unable to predict whether such legislation will be enacted but believe its enactment would not have a material adverse impact on our business, financial condition or results of operations.

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

HUMAN CAPITAL

As of May 1, 2021, we employed approximately 1,550 people, of which 368 are covered by collective bargaining agreements.  These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years.  We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve.  We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and expressions of gender and sexual identity.  Approximately 56 percent and 23 percent of our employee base identify as persons of color or female, respectively.

Our compensation programs are designed to ensure we attract and retain talent while maintaining alignment with market compensation.  We utilize a mix of short-term incentive programs throughout the organization and provide long-term incentive programs to more senior employees generally through stock based compensation programs.   We offer competitive employee benefits that are effective in attracting and retaining talent and are designed to support the physical, mental and financial health of our employees.  Our employee benefits program includes comprehensive health, dental, life and disability, and retirement benefits.

Our operating philosophy emphasizes the health and safety of our employees. Our operations personnel, supplemented by risk management professionals, review all aspects of employee tasks and work environment to minimize risk. We strive to achieve an injury-free work environment in our operations.  Key to these efforts are data analysis and preventative actions.  We measure and benchmark lost time incident rate, a reliable indication of total recordable injuries rate and severity, and use a risk reduction process that thoroughly analyzes injuries and near misses.

During the ongoing COVID-19 pandemic, we have taken extraordinary measures to safeguard the well-being of our employees. These measures include enhanced and comprehensive sanitation procedures, physical distancing, and health protocols, remote working for most office employees, technology enhancements, and temporary financial incentives for employees working diligently to manufacture and distribute beverages for their communities.

SUSTAINABILITY

National Beverage Corp. is dedicated to sustainable operations and responsible business initiatives.  All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands. In addition, the majority of our products are delivered through the warehouse distribution system which provides more efficient and lower greenhouse gas emissions than direct-store delivery competitors.

Water is critical to our business and we periodically conduct water quality assessments on a variety of measurements. All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are in aluminum cans, which generally contain approximately 73% recycled material. Each of our facilities has programs in place designed to minimize the use of water, energy, and other natural resources.

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

ITEM 1A.         RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business.  Our business, financial condition, results of operations and cash flows could be materially and adversely affected by any of these risks.  Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair our business and financial results.

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

Customer relationships.  Our retail customer base has been consolidating over many years resulting in fewer customers with increased purchasing power.  This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers.  Additionally, e-commerce transactions and value stores are experiencing rapid growth.  Our inability to adapt to customer requirements could lead to a loss of business and adversely affect our financial results.

Raw materials and energy.  The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice.  In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity.  These items are subject to price volatility caused by numerous factors.  Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy.  We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or their availability is limited, our financial results could be adversely affected.

Governmental regulation.  Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products.  In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as, additional taxes on soft drinks and other sweetened beverages.  Compliance with or changes in existing laws or regulations could require material expenses and negatively affect our financial results through lower sales or higher costs.

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

COVID-19 pandemic. The magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and may be impacted by events beyond our control. Such events could include disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability.  Such events could adversely impact our business and financial results.

Dependence on information technology and third-party service providers. We use information technology and third-party service providers to support our business processes and activities. Continuity of business applications and services may in the future be disrupted by events such as infection by viruses or malware or other cybersecurity breaches or attacks; issues with systems’ maintenance or security; power outages; hardware or software failures; telecommunication failures; natural disasters; and other catastrophic occurrences.  If our controls, disaster recovery and business continuity plans or those of our third party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our sales, financial condition and results of operations may be adversely affected.

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

At June 14, 2021, there were approximately 38,700 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

The Company paid special cash dividends on Common Stock of $279.9 million ($3.00 per share) on January 29, 2021; $135.2 million ($1.45 per share) on January 29, 2019; and $69.9 million ($.75 per share) on August 4, 2017 and January 27, 2017.

On February 5, 2021, the Company's board of directors declared a one-for-one stock split in the form of a stock dividend. This dividend was distributed on February 19, 2021 to shareholders of record on February 16, 2021. Share information and earnings per share have been retroactively adjusted to reflect the stock split.

Our Board of Directors has authorized a program to repurchase 3.2 million shares of our common stock of which approximately 1.9 million shares remain available and authorized for repurchases.

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 30, 2016, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones US Soft Drinks Index.

Comparison of 5-Year Cumulative Total Return

among National Beverage Corp., the NASDAQ Composite Index, Dow Jones US Soft Drinks Index
and S&P 500 Index

Legend
Total Returns Index For:	4/30/2016	4/29/2017	4/28/2018	4/27/2019	5/02/2020	5/01/2021

National Beverage Corp.	$100.00	$195.12	$200.89	$133.02	$115.83	$239.16

NASDAQ Composite - Total Return	100.00	128.18	152.51	176.14	188.37	308.02

Dow Jones US Soft Drinks Index	100.00	105.09	106.23	127.82	129.51	157.61

S&P 500 – Total Return	100.00	117.92	134.66	151.27	148.62	223.20

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes  thereto contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
(In thousands, except per share and footnote amounts)

	Fiscal Year Ended
	May 1,	May 2,	April 27,	April 28,	April 29,
	2021	2020 (3)	2019	2018	2017
SUMMARY OF OPERATIONS:
Net sales	$1,072,210	$1,000,394	$1,014,105	$975,734	$826,918
Cost of sales	650,594	630,254	629,755	584,599	500,841
Gross profit	421,616	370,140	384,350	391,135	326,077
Selling, general and administrative expenses	193,791	204,394	204,415	186,947	163,600
Interest expense	220	202	202	201	189
Other income	(532)	(3,911)	(4,144)	(1,502)	(537)
Income before income taxes	228,137	169,455	183,877	205,489	162,825
Provision for income taxes	53,991	39,483	43,024	55,715	55,780
Net income	$174,146	$129,972	$140,853	$149,774	$107,045

PER SHARE DATA:
Basic earnings per common share (1)	$1.87	$1.39	$1.51	$1.61	$1.15
Diluted earnings per common share (1)	1.86	1.39	1.50	1.60	1.15
Closing stock price	48.59	25.04	28.75	44.89	44.30
Dividends paid on common stock (2)	3.00	-	1.45	.75	.75

BALANCE SHEET DATA:
Cash and equivalents (2)	$193,589	$304,518	$156,200	$189,864	$136,372
Working capital (2)	217,748	319,024	224,420	248,297	181,115
Property, plant and equipment - net	131,027	120,627	111,316	85,807	65,150
Total assets (2)	557,237	648,646	452,193	458,832	353,983
Long-term lease obligations	28,837	32,159	-	-	-
Deferred income tax liability	17,294	14,823	15,987	14,502	12,087
Shareholders' equity (2)	355,997	452,337	331,609	331,440	245,618
Dividends paid on common stock (2)	279,876	-	135,247	69,878	69,850

(1)

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

(2)

The Company paid special cash dividends of $279.9 million ($3.00 per share) on January 29, 2021, $135.2 million ($1.45 per share) on January 29, 2019 and $69.9 million ($.75 per share) on August 4, 2017 and January 27, 2017.

(3)	Fiscal 2020 consisted of 53 weeks, all other periods consisted of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our highly innovative business, where new beverages are developed and produced for selective holidays and ceremonial dates, should not be analyzed on the common three-month (quarterly) periods, traditionally found acceptable. Today, costly development projects and seasonal weather periods plus promotional packaging often make quarter-to-quarter comparisons unworthy statistics that force companies to decision making that is not truly beneficial for investors and shareholders alike.

Traditional and typical are not a part of an innovator’s vocabulary.

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended May 1, 2021 (Fiscal 2021) and May 2, 2020 (Fiscal 2020) items and year-to-year comparisons between Fiscal 2021 and Fiscal 2020. Discussions of fiscal year ended April 27, 2019 (Fiscal 2019) items and year-to-year comparisons between Fiscal 2020 and Fiscal 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended May 2, 2020, which is available free of charge on our website at www.nationalbeverage.com. Fiscal 2021 and Fiscal 2019 consisted of 52 weeks while Fiscal 2020 consisted of 53 weeks.

Net Sales

Net sales for Fiscal 2021 increased 7.2% to $1,072 million compared to $1,000 million for Fiscal 2020 (which contained 53 weeks). The increase in sales resulted from a 7.1% increase in branded case volume and a minor increase in average selling price per case due primarily to changes in product mix. Power+ Brands volume increased 10.2% and branded carbonated soft drinks volume increased 1.0%.

Gross Profit

Gross profit for Fiscal 2021 was $421.6 million compared to $370.1 million for Fiscal 2020. The change in gross profit is due to increased volume and growth in higher margin Power+Brands coupled with a 3.7% reduction in cost per case. The cost per case decline resulted primarily from increased volume and lower raw material costs. Gross margin was 39.3% for Fiscal 2021 compared to 37.0% in Fiscal 2020.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $193.8 million for Fiscal 2021, decreasing $10.6 million from Fiscal 2020. Selling, general and administrative expenses reflect reduced marketing and selling costs, partially offset by increased shipping and handling costs. As a percent of net sales, selling, general and administrative costs decreased to 18.1% in Fiscal 2021 from 20.4% in Fiscal 2020

Other Income - Net

Other income, net is primarily interest income of $.6 million for Fiscal 2021 and $3.9 million for Fiscal 2020. The change in interest income is due to lower investment yields and reduced average investment balances.

Income Taxes

Our effective tax rate was 23.7% for Fiscal 2021 and 23.3% for Fiscal 2020. The differences between the effective rate and the federal statutory rate were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

At May 1, 2021, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.5 million was reserved for standby letters of credit. Cash generated from operations is our principal source of funds. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 of  Notes to the Consolidated Financial Statements.

Expenditures for property, plant and equipment amounted to $25.3 million for Fiscal 2021 primarily for capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. We intend to continue production capacity and efficiency improvement projects in Fiscal 2022 and expect capital expenditures to be comparable to Fiscal 2021.

The Company paid special cash dividends on Common Stock of $279.9 million ($3.00 per share) on January 29, 2021.

The Board of Directors has authorized the Company to repurchase up to 3.2 million shares of common stock. During Fiscal 2021, the Company did not repurchase any shares. As of May 1, 2021, 1,313,144 shares had been purchased under the program and 1,886,856 shares were available for repurchase.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (CMA) of $10.7 million for Fiscal 2021 and $10.0 million for Fiscal 2020. At May 1, 2021, management fees payable to CMA were $2.6 million. See Note 6 of Notes to the Consolidated Financial Statements.

Cash Flows

During Fiscal 2021, $193.8 million was provided by operating activities, $25.3 million was used in investing activities and $279.4 million was used in financing activities. Cash provided by operating activities increased $16.1 million primarily due to increased net income offset in part by increased working capital requirements. Cash used in investing activities increased due to capital expenditures, in order to support production efficiencies and volume growth. Cash used in financing activities primarily consists of $279.9 million ($3.00 per share) special cash dividend was paid on January 29, 2021.

Financial Position

During Fiscal 2021, our working capital declined to $219.8 million from $319.0 million at May 2, 2020. The decrease in working capital resulted from lower cash and equivalents due to the January 2021 cash dividend and higher accounts payable, partially offset by increased inventories and prepaid expenses.  Trade receivables increased slightly and days sales outstanding was 30.1 days at May 1, 2021 compared to 29.5 days at May 2, 2020. Inventories increased $8.0 million or 12.6% as a result of increases in finished goods and raw materials, while annual inventory turns increased to 9.6 from 9.4 times. As of May 1, 2021, the current ratio was 2.5 to 1 compared to 3.3 to 1 at May 2, 2020.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 1, 2021 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$46,614	$15,729	$18,286	$8,288	$4,311
Purchase commitments	19,976	19,706	270	-	-
Total	$66,590	$35,435	$18,556	$8,288	$4,311

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.7 million for Fiscal 2021, $3.6 million for Fiscal 2020 and $3.8 million for Fiscal 2019. See Note 11 of  Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.5 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through April 2022 and are expected to be renewed.

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

Interest Rates

At May 1, 2021, the Company had no borrowings outstanding. We had no debt-related interest rate exposure during Fiscal 2021.

ITEM 8.	Financial Statements and Supplementary Data

NATIONAL BEVERAGE CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	May 1,	May 2,
	2021	2020
Assets
Current assets:
Cash and equivalents	$193,589	$304,518
Trade receivables - net	86,442	84,921
Inventory	71,480	63,482
Prepaid and other assets	13,431	7,791
Total current assets	364,942	460,712
Property, plant and equipment - net	131,027	120,627
Right of use assets- net	41,676	47,884
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,832	4,663
Total assets	$557,237	$648,646

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$88,754	$74,369
Accrued liabilities	43,551	42,476
Short-term lease obligations	14,800	16,980
Income taxes payable	89	7,863
Total current liabilities	147,194	141,688
Deferred income taxes - net	17,294	14,823
Operating lease liability - non current	28,837	32,159
Other liabilities	7,915	7,639
Total liabilities	201,240	196,309
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,675,858 and 101,606,368 shares issued, respectively	1,016	1,016
Additional paid-in capital	38,375	37,422
Retained earnings	337,672	443,402
Accumulated other comprehensive income (loss)	3,017	(5,420)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	355,997	452,337
Total liabilities and shareholders' equity	$557,237	$648,646

The accompanying notes are an integral part of these consolidated financial statements

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 1,	May 2,	April 27,
	2021	2020	2019

Net sales	$1,072,210	$1,000,394	$1,014,105

Cost of sales	650,594	630,254	629,755

Gross profit	421,616	370,140	384,350

Selling, general and administrative expenses	193,791	204,394	204,415

Operating income	227,825	165,746	179,935

Other income - net	312	3,709	3,942

Income before income taxes	228,137	169,455	183,877

Provision for income taxes	53,991	39,483	43,024

Net income	174,146	129,972	140,853

Earnings per common share:
Basic	$1.87	$1.39	$1.51
Diluted	$1.86	$1.39	$1.50

Weighted average common shares outstanding:
Basic	93,280	93,256	93,266
Diluted	93,620	93,656	93,834

The accompanying notes are an integral part of these consolidated financial statements

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	May 1,	May 2,	April 27,
	2021	2020	2019

Net income	$174,146	$129,972	$140,853

Other comprehensive income, net of tax:

Cash flow hedges	7,930	(3,673)	(6,318)

Other	507	(204)	174

Total	8,437	(3,877)	(6,144)

Comprehensive income	$182,583	$126,095	$134,709

The accompanying notes are an integral part of these consolidated financial statements

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	May 1, 2021		May 2, 2020		April 27, 2019
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,606	1,016	101,356	1,014	101,302	1,014
Stock options exercised	70	-	250	2	54	-
End of year	101,676	1,016	101,606	1,016	101,356	1,014
Additional Paid-In Capital
Beginning of year		37,422		36,557		35,850
Stock options exercised		491		740		456
Stock-based compensation		462		125		251
End of year		38,375		37,422		36,557
Retained Earnings
Beginning of year		443,402		313,430		307,824
Net income		174,146		129,972		140,853
Common stock cash dividend		(279,876)		-		(135,247)
End of year		337,672		443,402		313,430
Accumulated Other Comprehensive Income (Loss)
Beginning of year		(5,420)		(1,543)		4,601
Cash flow hedges		7,930		(3,673)		(6,318)
Other		507		(204)		174
End of year		3,017		(5,420)		(1,543)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	8,374	(19,133)	8,065	(12,900)	8,065	(12,900)
Repurchase of common stock	-	-	309	(6,233)	-	-
	8,374	(19,133)	8,374	(19,133)	8,065	(12,900)

Total Shareholders' Equity		$355,997		$452,337		$331,609

The accompanying notes are an integral part of these consolidated financial statements

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 1,	May 2,	April 27,
	2021	2020	2019
Operating Activities:
Net income	$174,146	$129,972	$140,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,097	17,234	15,439
Deferred income tax provision	(132)	11	3,351
Loss on disposal of property, net	114	206	12
Stock-based compensation	462	125	251
Amortization of operating right to use assets	13,060	13,351	-
Changes in assets and liabilities:
Trade receivables	(1,521)	(80)	(481)
Inventories	(7,998)	7,220	(9,782)
Operating lease right of use assets	(11,092)	(5,368)	-
Prepaid and other assets	35	(5,633)	(2,806)
Accounts payable	14,385	8,168	(8,651)
Accrued and other liabilities	(4,524)	19,215	1,256
Operating lease liabilities	(1,262)	(6,729)	-
Net cash provided by operating activities	193,770	177,692	139,442

Investing Activities:
Additions to property, plant and equipment	(25,308)	(23,890)	(38,333)
Proceeds from sale of property, plant and equipment	(6)	9	18
Net cash used in investing activities	(25,314)	(23,881)	(38,315)

Financing Activities:
Dividends paid on common stock	(279,876)	-	(135,247)
Proceeds from stock options exercised	491	740	456
Repurchase of common stock	-	(6,233)
Net cash used in financing activities	(279,385)	(5,493)	(134,791)

Net Increase (decrease) in Cash and Equivalents	(110,929)	148,318	(33,664)
Cash and Equivalents - Beginning of Year	304,518	156,200	189,864
Cash and Equivalents - End of Year	$193,589	$304,518	$156,200

Other Cash Flow Information:
Interest paid	$148	$51	$51
Income taxes paid	$63,357	$29,364	$36,833

The accompanying notes are an integral part of these consolidated financial statements

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal year ended May 1, 2021 (Fiscal 2021) and fiscal year ended April 27, 2019 (Fiscal 2019) consisted of 52 weeks. The fiscal year ended May 2, 2020 (Fiscal 2020) consisted of 53 weeks.

Reclassification

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 340,000 shares in Fiscal 2021, 400,000 shares in Fiscal 2020, and 568,000 shares in Fiscal 2019.

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

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At May 1, 2021, and May 2, 2020, other liabilities included accruals of $5.9 million and $5.5 million, respectively, for estimated non-current risk retention exposures, of which $4.5 million, was covered by insurance at both dates and included as a component of non-current other assets.

Intangible Assets

Intangible Assets as of May 1, 2021 and May 2, 2020 consisted of non-amortizable acquired trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances. Inventories at May 1, 2021 were comprised of finished goods of $43.3 million and raw materials of $28.2 million. Inventories at May 2, 2020 were comprised of finished goods of $39.1 million and raw materials of $24.4 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $43.4 million in Fiscal 2021, $54.8 million in Fiscal 2020 and $55.3 million in Fiscal 2019.

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

Revenue Recognition

Revenue is recognized upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit. However, smaller direct store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates and reserves for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

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

Segment Reporting

The Company operates as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information..

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $75.5 million in Fiscal 2021, $69.8 million in Fiscal 2020 and $72.4 million in Fiscal 2019. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2021	Fiscal 2020	Fiscal 2019
Balance at beginning of year	$1,350	$516	$452
Net charge (credit) to expense	(138)	893	87
Net charge-off	(72)	(59)	(23)
Balance at end of year	$1,140	$1,350	$516

As of May 1, 2021 and May 2, 2020, the Company had no customer that comprised more than 10% of trade receivables. No customer accounted for more than 10% of net sales during any of the last three fiscal years.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 1, 2021 and May 2, 2020 consisted of the following:

	(In thousands)
	2021	2020
Land	$9,835	$9,835
Buildings and improvements	62,346	59,618
Machinery and equipment	257,119	238,300
Total	329,300	307,753
Less accumulated depreciation	(198,273)	(187,126)
Property, plant and equipment – net	$131,027	$120,627

Depreciation expense was $14.8 million for Fiscal 2021, $14.4 million for Fiscal 2020 and $12.8 million for Fiscal 2019.

3.	ACCRUED LIABILITIES

Accrued liabilities as of May 1, 2021 and May 2, 2020 consisted of the following:

	(In thousands)
	2021	2020
Accrued compensation	$11,826	$11,348
Accrued promotions	13,361	9,061
Accrued freight	3,653	3,443
Accrued insurance	2,519	2,934
Recycling deposits	7,522	5,688
Other	4,670	10,002
Total	$43,551	$42,476

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for Fiscal 2021 was $13.1 million. The weighted-average remaining lease term and weighted average discount rate of operating leases was 3.06 years and 3.38%, respectively as of May 1, 2021. Net cash provided by operations was impacted by $11.1 million for operating leases for the year ended May 1, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of May 1, 2021:

(In thousands)
Fiscal 2022	$15,729
Fiscal 2023	10,290
Fiscal 2024	7,996
Fiscal 2025	5,108
Fiscal 2026	3,180
Thereafter	4,311
Total minimum lease payments including interest	46,614
Less: Amounts representing interest	(2,977)
Present value of minimum lease payments	43,637
Less: Current portion of lease liabilities	(14,800)
Non-Current portion of operating lease liabilities	$28,837

5.	DEBT

At May 1, 2021, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the Credit Facilities). The Credit Facilities expire from October 3, 2020 to June 18, 2021 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at May 1, 2021 or May 2, 2020. At May 1, 2021, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At May 1, 2021, the Company was in compliance with all loan covenants.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Board of Directors has authorized the Company to repurchase up to 3.2 million shares of common stock.  During Fiscal 2020, the Company purchased an aggregate 154,512 shares for a cost of $6.2 million. As of May 2, 2020, 1,313,144 shares were purchased under the program and 1,886,856 shares were available for repurchase.

The Company paid a special cash dividend on Common Stock of $279.9 million on January 29, 2021 ($3.00 per share), $135.2 million ($1.45 per share) on January 29, 2019, and $69.9 million ($.75 per share) on August 4, 2017 and January 27, 2017.

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

CMA and the Company are joint owners of a corporate aircraft and pursuant to a joint ownership agreement, each party agreed to pay certain expenses associated with the use of the aircraft.  During the past three years, the joint operating costs have averaged approximately $1.0 million per year and the Company's lease payments for its ownership interest have averaged approximately $.6 million per year.  In conjunction with an inquiry by the Securities and Exchange Commission (the "SEC") for the fiscal years 2015 through 2020, the Company initiated a review to determine that the aircraft usage costs were properly classified in accordance with SEC standards.  For purposes of settling these proceedings the Company has volunteered an offer of settlement.  The offer, if approved by the SEC, will require an immaterial payment that has been accrued at May 1, 2021.

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel. The Board of Directors on numerous occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $10.7 million for Fiscal 2021, $10.0 million for Fiscal 2020, and $10.2 million for Fiscal 2019.  Amounts due CMA of $3.8 million at May 1, 2021, which includes $1.2 for costs reimbursable under the management agreement, and $2.6 million at  May 2, 2020.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the consolidated statements of income and AOCI for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Recognized in AOCI-
Gain (loss) before income taxes	$12,973	$(9,613)	$(6,138)
Less income tax provision (benefit)	3,103	(2,299)	(1,468)
Net	9,870	(7,314)	(4,670)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	2,550	(4,786)	2,100
Less income tax provision (benefit)	610	(1,145)	452
Net	1,940	(3,641)	1,648
Net change to AOCI	$7,930	$(3,673)	$(6,318)

As of May 1, 2021, the notional amount of our outstanding aluminum swap contracts was $6.2 million and, assuming no change in the commodity prices, $3.6 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of May 1, 2021, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. As of May 2, 2020, the fair value of the derivative liability was $6.9 million, which was included as a component of accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Current	$51,520	$40,647	$39,673
Deferred	2,471	(1,164)	3,351
Total	$53,991	$39,483	$43,024

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of May 1, 2021 and May 2, 2020 consisted of the following:

	(In thousands)
	2021	2020
Deferred tax assets:
Accrued expenses and other	$3,347	$4,930
Inventory and amortizable assets	544	565
Total deferred tax assets	3,891	5,495
Deferred tax liabilities:
Property	18,814	18,872
Intangibles and other	2,371	1,446
Total deferred tax liabilities	21,185	20,318
Net deferred tax liabilities	$17,294	$14,823

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	2.9	2.9
Domestic manufacturing deduction benefit	-	-	-
Re-measurement of deferred taxes	-	-	-
Other differences	(.2)	(.6)	(.5)
Effective income tax rate	23.7%	23.3%	23.4%

As of May 1, 2021, the gross amount of unrecognized tax benefits was $2.0 million and $53,000 was recognized as tax expense in Fiscal 2021. If the Company is to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.7 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Beginning balance	$1,974	$1,868	$1,733
Increases due to current period tax positions	150	120	139
Decreases due to lapse of statute of limitations and audit resolutions	(69)	(14)	(4)
Ending balance	$2,055	$1,974	$1,868

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. As of May 1, 2021, unrecognized tax benefits included accrued interest of $258,000, of which approximately $9,000 was recognized as tax expense in Fiscal 2021.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2016 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for years ending after Fiscal 2014.

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

The 1991 Omnibus Incentive Plan (the Omnibus Plan) provides for compensatory awards consisting of (i) stock options or stock awards for up to 9,600,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 9,600,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to officers and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 1,680,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest over a five-year period and expire after ten years.

The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 3,600,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The vesting schedule and exercise price of these options are tied to the recipient’s ownership level of common stock and the terms generally allow for the reduction in exercise price upon each vesting period. Also, the Board of Directors authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (KEEP Program) provides for the granting of stock options to purchase up to 480,000 shares of common stock to key employees, consultants, directors and officers. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 12,000 shares in any two-year period. Options under the KEEP Program are forfeited in the event of the sale of shares used to acquire such options. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired and the exercise price reduces to the stock par value at the end of the six-year vesting period.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options for 266,500 shares were granted in Fiscal 2021 and 18,000 shares in Fiscal 2019. No stock options were issued during Fiscal 2020. The weighted average Black-Scholes fair value assumptions for stock options granted are as follows: weighted average expected life of 7.2 years for Fiscal 2021 and 8.0 years for Fiscal 2019; weighted average expected volatility of 19.36% for Fiscal 2021 and 21.7% for Fiscal 2019; weighted average risk free interest rates of 3.85% for Fiscal 2021 and 2.6% for Fiscal 2019; and expected dividend yield of 1.3% for Fiscal 2021 and 1.6% for Fiscal 2019.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2021:

	Number of Shares	Price (a)
Options outstanding, beginning of year	389,090	$7.01
Granted	266,500	31.27
Exercised	(69,490)	6.99
Cancelled	(25,000)	5.46
Options outstanding, end of year	561,100	17.74
Options exercisable, end of year	285,700	7.46

(a) Weighted average exercise price.

Stock-based compensation expense was $462,000 for Fiscal 2021, $126,000 for Fiscal 2020 and $251,000 for Fiscal 2019.

The total intrinsic value for stock options exercised was $1.9 million for Fiscal 2021, $4.9 million for Fiscal 2020, and $2.2 million for Fiscal 2019. Net cash proceeds from the exercise of stock options were $491,000 for Fiscal 2021, $740,000 for Fiscal 2020, and $456,000 for Fiscal 2019. Stock based income tax benefits aggregated $382,000 for Fiscal 2021, $974,000 for Fiscal 2020, and $443,000 for Fiscal 2019. The weighted average fair value for stock options granted was $13.01 for Fiscal 2021.

As of May 1, 2021, unrecognized compensation expense related to the unvested portion of stock options was $490,000, which is expected to be recognized over a weighted average period of 4.1 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 1, 2021 was 4.9 years and $16.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 2, 2020 was 3.7 years and $7.0 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.7 million for Fiscal 2021, $3.6 million for Fiscal 2020 and $3.8 million for Fiscal 2019.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2021 and Fiscal 2020 is for the plans’ years ending December 31, 2019 and 2018, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2021	2020	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2019 and December 31, 2018, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2021 and May 14, 2021, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2021	2020	2019
CSSS Fund	$1,469	$1,424	$1,465
WCT Fund	746	799	769
Other multi-employer pension funds	166	185	222
Total	$2,381	$2,408	$2,456

12.	COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of May 1, 2021, the Company had purchase commitments for raw materials of $20.0 million through 2023.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2021
Net sales	$293,367	$271,809	$245,931	$261,103
Gross profit	117,218	108,049	95,664	100,685
Net income	51,164	47,164	36,687	39,131
Earnings per common share – basic	$.55	$.51	$.39	$.42
Earnings per common share – diluted	$.54	$.51	$.39	$.42

Fiscal 2020
Net sales	$263,568	$251,611	$222,814	$262,401
Gross profit	96,574	92,814	82,095	98,657
Net income	34,542	32,654	26,563	36,213
Earnings per common share – basic	$.37	$.35	$.28	$.39
Earnings per common share – diluted	$.37	$.35	$.28	$.39

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (the Company) as of May 1, 2021 and May 2, 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 1, 2021, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 1, 2021 and May 2, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended May 1, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Self-Insurance Accruals

As described in Note 1 to the consolidated financial statements, the Company maintains self-insured and deductible programs for workers’ compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. While a third party actuary is employed to advise the Company, estimating workers’ compensation exposure is inherently uncertain, as estimates are generally derived using a variety of actuarial estimation techniques that are dependent upon assumptions and expectations about future events, many of which are difficult to quantify. As of May 1, 2021 and May 2, 2020, other liabilities included accruals of $5.9 million and $5.5 million, respectively, for estimated non-current risk retention exposures, of which $4.5 million and $4.3 million was covered by insurance at May 1, 2021 and May 2, 2020, respectively.

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

June 30, 2021

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of May 1, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant as of May 1, 2021:

Name	Age	Position with Company

Nick A. Caporella(1)	85	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	60	President

George R. Bracken(3)	76	Executive Vice President – Finance

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

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	24
		Consolidated Statements of Income	25
		Consolidated Statements of Comprehensive Income	26
		Consolidated Statements of Shareholders’ Equity	27
		Consolidated Statements of Cash Flows	28
		Notes to Consolidated Financial Statements	29
		Report of Independent Registered Public Accounting Firm	44
	2.	Financial Statement Schedules	NA

	3.	Exhibits
		See Exhibit Index which follows.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(15)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4) *

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.13	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(12)

10.14	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(13)

Exhibit No.	Description

10.15	Credit Facility Amended Agreement dated October 28, 2020 between NewBevCo, Inc. and lender therein.(14)

10.16	Fourth Amendment to Second Amended Credit Agreement dated October 30, 2020 between NewBevCo, Inc and lender therein.(14)

21	Subsidiaries of Registrant (16)

23	Consent of Independent Registered Public Accounting Firm (16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)

101

The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 1, 2021 is formatted as Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

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
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 1, 2015 and is incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 29, 2017 and is incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 30, 2021 and is incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 as is incorporated herein by reference.
(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: June 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2021.

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