Form 10-Q
period 2021-07-31
NATIONAL BEVERAGE CORP
filed 2021-09-09
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding as of September 7, 2021 was 93,320,346.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 31,	May 1,
	2021	2021
Assets
Current assets:
Cash and equivalents	$245,535	$193,589
Trade receivables - net	98,616	86,442
Inventories	69,934	71,480
Prepaid and other assets	8,927	13,431
Total current assets	423,012	364,942
Property, plant and equipment - net	131,917	131,027
Right of use assets - net	38,169	41,676
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,828	4,832
Total assets	$612,686	$557,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$84,920	$88,754
Accrued liabilities	38,899	43,551
Short-term lease obligations	14,278	14,800
Income taxes payable	15,249	89
Total current liabilities	153,346	147,194
Deferred income taxes - net	16,342	17,294
Operating lease liability - non current	26,298	28,837
Other liabilities	8,410	7,915
Total liabilities	204,396	201,240
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,688,458 shares issued (101,675,858 shares at May 1)	1,017	1,016
Additional paid-in capital	38,604	38,375
Retained earnings	391,488	337,672
Accumulated other comprehensive income	1,264	3,017
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	408,290	355,997
Total liabilities and shareholders' equity	$612,686	$557,237

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 31,	August 1,
	2021	2020

Net sales	$311,712	$293,367

Cost of sales	186,941	176,149

Gross profit	124,771	117,218

Selling, general and administrative expenses	54,443	50,547

Operating income	70,328	66,671

Other income (expense) - net	(15)	276

Income before income taxes	70,313	66,947

Provision for income taxes	16,497	15,783

Net income	$53,816	$51,164

Earnings per common share:
Basic	$.58	$.55
Diluted	$.58	$.55

Weighted average common shares outstanding:
Basic	93,306	93,248
Diluted	93,574	93,508

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 31,	August 1,
	2021	2020

Net income	$53,816	$51,164

Other comprehensive income (loss), net of tax:
Cash flow hedges	(1,753)	5,259

Comprehensive income	$52,063	$56,423

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 31, 2021		August 1, 2020
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning of period	101,676	1,016	101,606	1,016
Stock options exercised	12	1	28	0
End of Period	101,688	1,017	101,634	1,016

Additional Paid-In Capital
Beginning of period		38,375		37,422
Stock options exercised		58		139
Stock-based compensation		171		41
End of period		38,604		37,602

Retained Earnings
Beginning of period		337,672		443,402
Net income		53,816		51,164
End of period		391,488		494,566

Accumulated Other Comprehensive Income (Loss)
Beginning of period		3,017		(5,420)
Cash flow hedges, net of tax		(1,753)		5,259
End of period		1,264		(161)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$408,290		$508,940

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 31,	August 1,
	2021	2020
Operating Activities:
Net income	$53,816	$51,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,679	4,627
Deferred income taxes	(401)	(151)
Loss on disposal of property, net	6	2
Stock-based compensation	171	41
Amortization of operating right of use assets	3,562	3,399
Changes in assets and liabilities:
Trade receivables	(12,174)	(18,828)
Inventories	1,546	407
Operating lease right of use assets	(924)	(160)
Prepaid and other assets	(106)	(163)
Accounts payable	(3,834)	98
Accrued and other liabilities	12,509	14,056
Operating lease liabilities	(2,192)	(2,963)
Net cash provided by operating activities	56,658	51,529

Investing Activities:
Additions to property, plant and equipment	(4,770)	(3,668)
Proceeds from sale of property, plant and equipment	-	1
Net cash used in investing activities	(4,770)	(3,667)

Financing Activities:
Proceeds from stock options exercised	58	139
Net cash provided by financing activities	58	139

Net Increase in Cash and Equivalents	51,946	48,001

Cash and Equivalents - Beginning of Period	193,589	304,518

Cash and Equivalents - End of Period	$245,535	$352,519

Other Cash Flow Information:
Interest paid	$61	$13
Income taxes paid	$222	$1,240

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at July 31, 2021 were comprised of finished goods of $37.3 million and raw materials of $32.6 million. Inventories at May 1, 2021 were comprised of finished goods of $43.3 million and raw materials of $28.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $12.4 million for the three months ended July 31, 2021 and $9.9 million for the three months ended August 1, 2020.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs totaled $22.7 million for the three months ended July 31, 2021 and $19.4 million for the three months ended August 1, 2020. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 31, 2021	May 1, 2021
Land	$9,835	$9,835
Buildings and improvements	62,785	62,346
Machinery and equipment	261,244	257,119
Total	333,864	329,300
Less accumulated depreciation	(201,947)	(198,273)
Property, plant and equipment – net	$131,917	$131,027

Depreciation expense was $3.9 million for three months ended July 31, 2021 and $3.7 million for the three months ended August 1, 2020.

3.  DEBT

At July 31, 2021, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2022 to April 30, 2023 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at July 31, 2021 or May 1, 2021. At July 31, 2021, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 31, 2021, we were in compliance with all loan covenants.

4.  STOCK-BASED COMPENSATION

During the three months ended July 31, 2021, options to purchase 12,600 shares of common stock were exercised at a weighted average exercise price of $4.61. At July 31, 2021, options to purchase 548,500 shares of common stock at a weighted average exercise price of $17.92 per share were outstanding and stock-based awards to purchase 5,399,004 shares of common stock were available for grant.

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

	(In thousands)
	2021	2020
Recognized in AOCI:
Gain before income taxes	$753	$5,080
Less income tax provision	180	1,215
Net	573	3,865
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	3,057	(1,832)
Less income tax provision (benefit)	731	(438)
Net	2,326	(1,394)
Net change to AOCI	$(1,753)	$5,259

As of July 31, 2021, the notional amount of our outstanding aluminum swap contracts was $1.6 million and, assuming no change in commodity prices, $1.3 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of July 31, 2021, the fair value of the derivative asset was $1.3 million, which was included as a component of prepaid and other assets. At May 1, 2021, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6.  LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended July 31, 2021 and August 1, 2020 was $3.6 million and $3.4 million, respectively.  As of July 31, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.14 years and 3.10%, respectively. As of May 1, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 3.06 years and 3.38%, respectively. Cash payments were $3.6 million for operating leases for the three months ended July 31, 2021 and $3.5 million for the three months ended August 1, 2020.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of July 31, 2021:

(In thousands)
Fiscal 2022 – Remaining 3 quarters	$11,761
Fiscal 2023	10,446
Fiscal 2024	8,140
Fiscal 2025	5,205
Fiscal 2026	3,255
Thereafter	4,447
Total minimum lease payments including interest	43,254
Less: Amounts representing interest	(2,678)
Present value of minimum lease payments	40,576
Less: Current portion of lease obligations	(14,278)
Non-current portion of lease obligations	$26,298

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2021 (first quarter of fiscal 2022) compared to

Three Months Ended August 1, 2021 (first quarter of fiscal 2021)

Net sales for the first quarter of fiscal 2022 increased 6.3% to $311.7 million from $293.4 million for the first quarter of fiscal 2021. The increase in sales resulted primarily from a 4.7% increase in average selling price per case and a 1.5% increase in case volume. The volume increase includes a 5.6% increase in Power+ Brands primarily attributable to increased consumer demand. Certain labor, raw material and transportation constraints impacted our ability to meet customer demand.

Gross profit for the first quarter of fiscal 2022 increased to $124.8 million from $117.2 million for the first quarter of fiscal 2021. The increase in gross profit is due to increased average selling price per case, changes in product mix and increased volume, partially offset by a 4.6% increase in cost of sales per case. The cost of sales per case increase was primarily due to increases in packaging, ingredients and labor costs.  Gross margin was 40.0% for the first quarter of fiscal 2022 and fiscal 2021.

Selling, general and administrative expenses for the first quarter of fiscal 2022 increased $3.9 million to $54.4 million from $50.5 million for the first quarter of fiscal 2021. The increase was primarily due to an increase in marketing and shipping costs partially offset by a decrease in administrative costs. As a percent of net sales, selling, general and administrative expenses increased to 17.5% from 17.2% for the first quarter of fiscal 2021.

Other income (expense) includes interest income of $48,000 for the first quarter of fiscal 2022 and $276,000 for the first quarter of fiscal 2021. The decrease in interest income is due to changes in average invested balances and lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first quarter of fiscal 2022 and 23.6% for the first quarter of  fiscal 2021. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 31, 2021, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.5 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $51.9 million for the first quarter of fiscal 2022.

Net cash provided by operating activities for the first quarter of fiscal 2022 amounted to $56.7 million compared to $51.5 million for the first quarter of fiscal 2021. Net cash provided by operating activities for the first quarter of fiscal 2022 was principally provided by net income of $53.8 million, depreciation and amortization of $4.7 million, and amortization of operating right of use assets of $3.6 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first quarter of fiscal 2022 reflects capital expenditures of $4.8 million, compared to capital expenditures of $3.7 million for the first quarter of fiscal 2021. We intend to continue production capacity and efficiency improvement projects, and expect fiscal 2022 capital expenditures to be comparable to fiscal 2021 levels.

Financial Position

At July 31, 2021, our working capital increased to $269.7 million from $217.7 million at May 1, 2021. The current ratio was 2.8 to 1 at July 31, 2021 compared to 2.5 to 1 at May 1, 2021. Trade receivables increased $12.2 million and days sales outstanding improved to 28.8 from 30.1. Inventories decreased $1.5 million and inventory turns increased to 9.9 times from 9.6 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2021

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)