Form 10-Q
period 2021-10-30
NATIONAL BEVERAGE CORP
filed 2021-12-09
CIK 69891

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2021

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

The number of shares of registrant’s common stock outstanding as of December 6, 2021 was 93,322,246.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 30,	May 1,
	2021	2021
Assets
Current assets:
Cash and equivalents	$273,037	$193,589
Trade receivables - net	88,241	86,442
Inventories	78,789	71,480
Prepaid and other assets	10,417	13,431
Total current assets	450,484	364,942
Property, plant and equipment - net	129,852	131,027
Right-of-use assets	35,529	41,676
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,803	4,832
Total assets	$635,428	$557,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$90,347	$88,754
Accrued liabilities	35,966	43,551
Operating lease liabilities	13,149	14,800
Income taxes payable	296	89
Total current liabilities	139,758	147,194
Deferred income taxes - net	16,078	17,294
Non-current operating lease liabilities	24,526	28,837
Other liabilities	8,220	7,915
Total liabilities	188,582	201,240
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,696,358 shares issued (101,675,858 shares at May 1)	1,017	1,016
Additional paid-in capital	38,836	38,375
Retained earnings	430,772	337,672
Accumulated other comprehensive income	304	3,017
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	446,846	355,997
Total liabilities and shareholders' equity	$635,428	$557,237

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

Net sales	$283,158	$271,809	$594,870	$565,176

Cost of sales	181,673	163,760	368,614	339,909

Gross profit	101,485	108,049	226,256	225,267

Selling, general and administrative expenses	49,924	46,459	104,367	97,006

Operating income	51,561	61,590	121,889	128,261

Other (expense) income - net	(7)	63	(22)	339

Income before income taxes	51,554	61,653	121,867	128,600

Provision for income taxes	12,270	14,489	28,767	30,272

Net income	$39,284	$47,164	$93,100	$98,328

Earnings per common share:
Basic	$.42	$.51	$1.00	$1.05
Diluted	$.42	$.50	$.99	$1.05

Weighted average common shares outstanding:
Basic	93,321	93,276	93,310	93,262
Diluted	93,640	93,754	93,607	93,632

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

Net income	$39,284	$47,164	$93,100	$98,328

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(960)	1,630	(2,713)	6,889

Comprehensive income	$38,324	$48,794	$90,387	$105,217

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended				Six Months Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,688	1,017	101,634	1,016	101,676	1,016	101,606	1,016
Stock options exercised	8	-	30	-	20	1	58	-
End of Period	101,696	1,017	101,664	1,016	101,696	1,017	101,664	1,016

Additional Paid-In Capital
Beginning of period		38,604		37,602		38,375		37,422
Stock options exercised		53		251		111		403
Stock-based compensation		179		91		350		119
End of period		38,836		37,944		38,836		37,944

Retained Earnings
Beginning of period		391,488		494,566		337,672		443,402
Net income		39,284		47,164		93,100		98,328
End of period		430,772		541,730		430,772		541,730

Accumulated Other Comprehensive Income
Beginning of period		1,264		(161)		3,017		(5,420)
Cash flow hedges, net of tax		(960)		1,630		(2,713)		6,889
End of period		304		1,469		304		1,469

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$446,846		$558,076		$446,846		$558,076

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 30,	October 31,
	2021	2020
Operating Activities:
Net income	$93,100	$98,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,234	9,233
Deferred income tax provision	(363)	-
Gain on sale of property, net	8	-
Stock-based compensation	350	119
Amortization of operating right to use assets	6,872	6,636
Changes in assets and liabilities:
Trade receivables	(1,799)	2,060
Inventories	(7,309)	(5,334)
Operating lease right to use assets	(1,594)	(4,322)
Prepaid and other assets	510	94
Accounts payable	1,593	6,175
Accrued and other liabilities	(9,545)	(93)
Operating lease obligation	(5,093)	(2,019)
Net cash provided by operating activities	85,964	110,877

Investing Activities:
Additions to property, plant and equipment	(6,628)	(10,369)
Proceeds from sale of property, plant and equipment	1	15
Net cash used in investing activities	(6,627)	(10,354)

Financing Activities:
Proceeds from stock options exercised	111	403
Net cash provided by financing activities	111	403

Net Increase in Cash and Equivalents	79,448	100,926

Cash and Equivalents - Beginning of Period	193,589	304,518

Cash and Equivalents - End of Period	$273,037	$405,444

Other Cash Flow Information:
Interest paid	$93	$90
Income taxes paid	$31,386	$38,007

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at October 30, 2021 were comprised of finished goods of $44.5 million and raw materials of $34.3 million. Inventories at May 1, 2021 were comprised of finished goods of $43.3 million and raw materials of $28.2 million.

Accrued Liabilities

Accrued liabilities includes accrued compensation of $9.5 million and accrued container deposits of $9.1 million at October 30, 2021.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $10.8 million for the three months ended October 30, 2021 and $10.0 million for the three months ended October 31, 2020. Marketing costs were $23.2 million for the six months ended October 30, 2021, and $19.9 million for the six months ended October 31, 2020.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $21.7 million for the three months ended October 30, 2021 and $18.5 million for the three months ended October 31, 2020. Shipping and handling costs were $44.4 million for the six months ended October 30, 2021 and $37.9 million for the six months ended October 31, 2020. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 30, 2021	May 1, 2021
Land	$9,835	$9,835
Buildings and improvements	62,856	62,346
Machinery and equipment	262,865	257,119
Total	335,556	329,300
Less accumulated depreciation	(205,704)	(198,273)
Property, plant and equipment – net	$129,852	$131,027

Depreciation expense was $3.9 million for the three months ended October 30, 2021 and $3.7 million for the three months ended October 31, 2020. Depreciation expense was $7.8 million for the six months ended October 30, 2021 and $7.5 million for the six months ended October 31, 2020.

3. DEBT

At October 30, 2021, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2022 to April 30, 2023 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at October 30, 2021 or May 1, 2021. At October 30, 2021, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

The Credit Facilities require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At October 30, 2021, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 30, 2021, options to purchase 30,000 shares were granted and options to purchase 20,500 shares were exercised at weighted average exercise prices of $44.73 and $5.90, respectively. At October 30, 2021, options to purchase 570,600 shares at a weighted average exercise price of $19.47 per share were outstanding and stock-based awards to purchase 5,369,004 shares of common stock were available for grant.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Recognized in AOCI:
Gain before income taxes	$221	$2,131	$974	$7,211
Less income tax provision	53	510	233	1,725
Net	168	1,621	741	5,486
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	1,483	(12)	4,540	(1,844)
Less income tax provision (benefit)	355	(3)	1,086	(441)
Net	1,128	(9)	3,454	(1,403)
Net change to AOCI	$(960)	$1,630	$(2,713)	$6,889

At May 1, 2021, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.  There were no outstanding aluminum swap contracts at October 30, 2021.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings and machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended October 30, 2021 and October 31, 2020 was $3.6 million and $3.3 million, respectively. Operating lease cost was $7.3 million for the six months ended October 30, 2021 and $6.6 million for the six months ended October 31, 2020. As of October 30, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.25 years and 3.08%, respectively. As of May 1, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 3.06 years and 3.38%, respectively. Cash payments were $4.0 million and $3.5 million, respectively, for operating leases for the three months ended October 30, 2021 and October 31, 2020. Cash payments were $7.6 million for the six months ended October 30, 2021 and $7.0 million for the six months ended October 31, 2020.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 30, 2021:

(In thousands)
Fiscal 2022 – Remaining 2 quarters	$7,962
Fiscal 2023	10,548
Fiscal 2024	8,230
Fiscal 2025	5,289
Fiscal 2026	3,339
Thereafter	4,720
Total minimum lease payments including interest	40,088
Less: Amounts representing interest	(2,413)
Present value of minimum lease payments	37,675
Less: Current portion of lease obligations	(13,149)
Non-current portion of lease obligations	$24,526

7.  SUBSEQUENT EVENTS

On December 2, 2021, the Company's board of directors declared a cash dividend of $3.00 per share payable to shareholders of record on December 13, 2021.  The cash dividend expected to approximate $280 million, will be paid on or before February 11, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks (Power+ Brands) and, to a lesser extent, Carbonated Soft Drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.  Traditional and typical are not a part of an innovator's vocabulary.

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

RESULTS OF OPERATIONS

Three Months Ended October 30, 2021 (second quarter of fiscal 2022) compared to

Three Months Ended October 31, 2020 (second quarter of fiscal 2021)

Net sales for the second quarter of fiscal 2022 increased 4.2% to $283.2 million from $271.8 million for the second quarter of fiscal 2021. The increase in sales resulted primarily from a 4.0% increase in average selling price per case and a modest increase in case volume, primarily Power+ Brands.

Gross profit for the second quarter of fiscal 2022 decreased to $101.5 million from $108.0 million for the second quarter of fiscal 2021. The decrease in gross profit is due to increased packaging, ingredients and freight costs along with supply chain disruptions, which adversely affected manufacturing efficiencies.  These cost increases were partially offset by the increase in average selling price.  The cost of sales per case increased 10.9% and gross margin decreased to 35.8% from 39.8% for the second quarter of fiscal 2022.

Selling, general and administrative expenses for the second quarter of fiscal 2022 increased $3.5 million to $49.9 million from $46.5 million for the second quarter of fiscal 2021. The increase was primarily due to an increase in shipping and marketing costs partially offset by a decrease in administrative costs. As a percent of net sales, selling, general and administrative expenses increased to 17.6%  for the second quarter of fiscal 2022 from 17.1% for the second quarter of fiscal 2021.

Other income (expense) includes interest income of $49,000 for the second quarter of fiscal 2022 and $112,000 for the second quarter of fiscal 2021. The decrease in interest income is due to changes in average invested balances and lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.8% for the second quarter of fiscal 2022 and 23.5% for the second quarter of fiscal 2021. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 30, 2021 (first six months of fiscal 2022) compared to

Six Months Ended October 31, 2020 (first six months of fiscal 2021)

Net sales for the first six months of fiscal 2022 increased 5.3% to $594.9 million from $565.2 million for the first six months of fiscal 2021. The increase in sales resulted primarily from a 4.3% increase in average selling price per case and a modest increase in case volume. The volume increase includes a 3.3% increase in Power+ Brands offset by a decline in carbonated soft drinks.

Gross profit for the first six months of fiscal 2022 increased to $226.3 million from $225.3 million for the first six months of fiscal 2021. The increase in gross profit is due to increased average selling price offset in part by increased packaging, ingredients and labor costs.  The cost of sales per case increased 8.4% and gross margin decreased to 38% from 39.9% for the first six months of fiscal 2022.

Selling, general and administrative expenses for the first six months of fiscal 2022 increased $7.4 million to $104.4 million from $97.0 million for the first six months of fiscal 2021. The increase was primarily due to an increase in shipping and marketing costs partially offset by a decrease in administrative costs.  As a percent of net sales, selling, general and administrative expenses increased to 17.5% from 17.2% for the first six months of fiscal 2022.

Other income includes interest income of $97,000 for the first six months of fiscal 2022 and $397,000 for the first six months of fiscal 2021. The decrease in interest income is due to changes in average invested balances and lower return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first six months of fiscal 2022 and 23.5% for the first six months of fiscal 2021. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 30, 2021, we maintained $100 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.5 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

On December 2, 2021, the Company's board of directors declared a cash dividend of $3.00 per share payable to shareholders of record on December 13, 2021.  The cash dividend, expected to approximate $280 million, will be paid on or before February 11, 2022.

Cash Flows

The Company’s cash position increased $79.4 million for the first six months of fiscal 2022; compared to an increase of $100.9 million for the first six months of fiscal 2021.

Net cash provided by operating activities for the first six months of fiscal 2022 was $86.0 million compared to $110.9 million for the six months of fiscal 2021. For the first six months of fiscal 2022, cash flow was principally provided by net income of $93.1 million, depreciation and amortization of $9.2 million, and amortization of operating right of use assets of $6.9 million, offset in part by increases in working capital other than cash.

Net cash used in investing activities for the first six months of fiscal 2022 reflects capital expenditures of $6.6 million, compared to capital expenditures of $10.4 million for the first six months of fiscal 2021. We intend to continue production capacity and efficiency improvement projects for the balance of fiscal 2022, and expect capital expenditures to be comparable to total fiscal 2021 levels.

Financial Position

At October 30, 2021, our working capital increased to $310.7 million from $217.7 million at May 1, 2021. The current ratio was 3.2 to 1 at October 30, 2021 compared to 2.5 to 1 at May 1, 2021. Trade receivables increased $1.8 million and days sales outstanding improved to 28.4 from 30.1. Inventories increased $7.3 million and inventory turns decreased to 9.2 times from 9.6 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

ITEM 6. EXHIBITS

Exhibit No.	D1escription

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 9, 2021

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)