Form 10-Q
period 2022-01-29
NATIONAL BEVERAGE CORP
filed 2022-03-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2022

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

The number of shares of registrant’s common stock outstanding as of March 7, 2022 was 93,335,446.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	January 29,	May 1,
	2022	2021
Assets
Current assets:
Cash and equivalents	$40,372	$193,589
Trade receivables - net	82,172	86,442
Inventories	88,679	71,480
Prepaid and other assets	25,521	13,431
Total current assets	236,744	364,942
Property, plant and equipment - net	135,470	131,027
Right-of-use assets	36,517	41,676
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,782	4,832
Total assets	$428,273	$557,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$68,517	$88,754
Accrued liabilities	37,454	43,551
Short-term lease obligations	12,780	14,800
Income taxes payable	729	89
Total current liabilities	119,480	147,194
Long-term debt	50,000	-
Deferred income taxes - net	18,668	17,294
Long-term lease obligations	25,738	28,837
Other liabilities	8,137	7,915
Total liabilities	222,023	201,240
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,708,558 shares issued (101,675,858 shares at May 1)	1,017	1,016
Additional paid-in capital	39,191	38,375
Retained earnings	181,837	337,672
Accumulated other comprehensive income	8,288	3,017
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	206,250	355,997
Total liabilities and shareholders' equity	$428,273	$557,237

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021

Net sales	$258,923	$245,931	$853,793	$811,107

Cost of sales	165,124	150,267	533,738	490,176

Gross profit	93,799	95,664	320,055	320,931

Selling, general and administrative expenses	53,103	47,501	157,470	144,507

Operating income	40,696	48,163	162,585	176,424

Other income (expense)- net	(81)	64	(103)	402

Income before income taxes	40,615	48,227	162,482	176,826

Provision for income taxes	9,547	11,540	38,314	41,811

Net income	$31,068	$36,687	$124,168	$135,015

Earnings per common share:
Basic	$.33	$.39	$1.33	$1.45
Diluted	$.33	$.39	$1.33	$1.44

Weighted average common shares outstanding:
Basic	93,329	93,296	93,319	93,273
Diluted	93,611	93,610	93,608	93,624

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)
	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021

Net income	$31,068	$36,687	$124,168	$135,015

Other comprehensive income, net of tax:
Cash flow hedges	7,984	885	5,271	7,774

Comprehensive income	$39,052	$37,572	$129,439	$142,789

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Three Months Ended				Nine Months Ended
	January 29, 2022		January 30, 2021		January 29, 2022		January 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,696	1,017	101,664	1,017	101,676	1,016	101,606	1,016
Stock options exercised	13	-	10	-	33	1	68	1
End of Period	101,709	1,017	101,674	1,017	101,709	1,017	101,674	1,017

Additional Paid-In Capital
Beginning of period		38,836		37,944		38,375		37,422
Stock options exercised		181		72		292		475
Stock-based compensation		174		171		524		290
End of period		39,191		38,187		39,191		38,187

Retained Earnings
Beginning of period		430,772		541,730		337,672		443,402
Net income		31,068		36,687		124,168		135,015
Common stock cash dividend		(280,003)		(279,876)		(280,003)		(279,876)
End of period		181,837		298,541		181,837		298,541

Accumulated Other Comprehensive Income
Beginning of period		304		1,469		3,017		(5,420)
Cash flow hedges, net of tax		7,984		885		5,271		7,774
End of period		8,288		2,354		8,288		2,354

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,278	(19,133)
Stock repurchase	-	-	-	-	-	-	96	-
End of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$206,250		$316,016		$206,250		$316,016

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 29,	January 30,
	2022	2021
Operating Activities:
Net income	$124,168	$135,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,711	13,729
Deferred income tax (benefit) provision	(283)	337
Loss on sale of property, net	11	4
Stock-based compensation	524	290
Amortization of operating right of use assets	10,117	9,845
Changes in assets and liabilities:
Trade receivables	4,270	9,252
Inventories	(17,199)	(7,643)
Operating lease right of use assets	(5,827)	(4,420)
Prepaid and other assets	(4,730)	(4,444)
Accounts payable	(20,236)	(3,001)
Accrued and other liabilities	(7,724)	1,091
Operating lease liabilities	(4,250)	(4,884)
Net cash provided by operating activities	92,552	145,171

Investing Activities:
Additions to property, plant and equipment	(16,059)	(16,997)
Proceeds from sale of property, plant and equipment	1	15
Net cash used in investing activities	(16,058)	(16,982)

Financing Activities:
Borrowing under loan facility	50,000	-
Proceeds from stock options exercised	292	475
Dividend paid	(280,003)	(279,876)
Net cash used in financing activities	(229,711)	(279,401)

Net Decrease in Cash and Equivalents	(153,217)	(151,212)

Cash and Equivalents - Beginning of Period	193,589	304,518

Cash and Equivalents - End of Period	$40,372	$153,306

Other Cash Flow Information:
Interest paid	$189	$117
Income taxes paid	$42,401	$51,031

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at January 29, 2022 were comprised of finished goods of $50.3 million and raw materials of $38.4 million. Inventories at May 1, 2021 were comprised of finished goods of $43.3 million and raw materials of $28.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $12.9 million for the three months ended January 29, 2022 and $11.3 million for the three months ended January 30, 2021. Marketing costs totaled $36.0 million for the nine months ended January 29, 2022, and $31.2 million for the nine months ended January 30, 2021.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs totaled $21.1 million for the three months ended January 29, 2022 and $18.0 million for the three months ended January 30, 2021. Shipping and handling costs totaled $65.5 million for the nine months ended January 29, 2022 and $55.9 million for the nine months ended January 30, 2021. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 29, 2022	May 1, 2021
Land	$9,835	$9,835
Buildings and improvements	63,529	62,346
Machinery and equipment	271,469	257,119
Total	344,833	329,300
Less accumulated depreciation	(209,363)	(198,273)
Property, plant and equipment – net	$135,470	$131,027

Depreciation expense was $3.8 million and $11.6 million for the three and nine months ended January 29, 2022, respectively, and $3.7 million and $11.2 million for the three and nine months ended January 30, 2021, respectively.

3. DEBT

At January 29, 2022, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from April 30, 2023 to October 28, 2024 and any borrowings would currently bear interest at 1.0% above one-month LIBOR. There were no borrowings outstanding under the Credit Facilities at January 29, 2022 or May 1, 2021. At January 29, 2022, $3 million of the Credit Facilities was reserved for standby letters of credit and $97 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). The Loan Facility expires December 31, 2023 and borrowings bear interest at .95% above the Adjusted Daily Secured Overnight Funding Rate (SOFR). Since closing the Loan Facility, $50 million was borrowed and remains outstanding at January 29, 2022. At January 29, 2022, the interest rate was 1.11%.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 29, 2022, we were in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 29, 2022, options to purchase 30,000 shares of common stock were granted, options to purchase 32,700 shares were exercised and options to purchase 8,400 shares were cancelled at weighted average exercise prices of $44.73, $8.91 and $33.01, respectively. At January 29, 2022, options to purchase 550,000 shares of common stock at a weighted average exercise price of $19.35 per share were outstanding and stock-based awards to purchase 5,377,405 shares of common stock were available for grant.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Recognized in AOCI:
Gain before income taxes	$11,007	$2,461	$11,980	$9,672
Less income tax provision	2,633	589	2,866	2,314
Net	$8,374	$1,872	$9,114	$7,358
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	$512	$1,297	$5,052	$(546)
Less income tax provision (benefit)	122	310	1,209	(130)
Net	$390	$987	$3,843	$(416)
Net change to AOCI	$7,984	$885	$5,271	$7,774

As of January 29, 2022, the notional amount of our outstanding aluminum swap contracts was $71.2 million and, assuming no change in commodity prices, $10.5 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of January 29, 2022, the fair value of the derivative asset was $10.5 million, which was included as a component of prepaid and other assets. As of May 1, 2021, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements of our offices, buildings, machinery and equipment expiring at various dates through January 2030. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended January 29, 2022 and January 30, 2021 was $3.5 million. Operating lease cost totaled $11.1 million for the nine months ended January 29, 2022 and $10.8 million for the nine months ended January 30, 2021. As of January 29, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.5 years and 3.1%, respectively. As of May 1, 2021, the weighted-average remaining lease term and weighted average discount rate of operating leases was 3.06 years and 3.38%, respectively. Cash payments were $3.7 million for operating leases for the three months ended January 29, 2022 and $3.3 million for the three months ended January 30, 2021. Cash payments totaled $11.3 million for the nine months ended January 29, 2022 and $10.3 million for the nine months ended January 30, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 29, 2022:

(In thousands)
Fiscal 2022	$4,601
Fiscal 2023	11,357
Fiscal 2024	8,836
Fiscal 2025	5,895
Fiscal 2026	3,946
Thereafter	6,536
Total minimum lease payments including interest	41,171
Less: Amounts representing interest	(2,653)
Present value of minimum lease payments	38,518
Less: Current portion of lease liabilities	(12,780)
Non-current portion of lease liabilities	$25,738

7. CASH DIVIDEND

On December 2, 2021, the Company's board of directors declared a cash dividend of $3.00 per share payable to shareholders of record on December 13, 2021. The dividend of $280 million was paid on December 29, 2021.

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

RESULTS OF OPERATIONS

Three Months Ended January 29, 2022 (third quarter of fiscal 2022) compared to

Three Months Ended January 30, 2021 (third quarter of fiscal 2021)

Net sales for the third quarter of fiscal 2022 increased 5.3% to $258.9 million from $245.9 million for the third quarter of fiscal 2021. The increase in sales resulted primarily from a 10.1% increase in average selling price per case, partially offset by a 4.1% decline in case volume.

Gross profit for the third quarter of fiscal 2022 decreased to $93.8 million from $95.7 million for the third quarter of fiscal 2021. The decrease in gross profit is due to increased packaging, ingredients and freight costs. These cost increases were partially offset by the increase in average selling price. The cost of sales per case increased 15.0% and gross margin decreased to 36.2% from 38.9% for the third quarter of fiscal 2021.

Selling, general and administrative expenses for the third quarter of fiscal 2022 increased $5.6 million to $53.1 million from $47.5 million for the third quarter of fiscal 2021. The increase was primarily due to an increase in shipping and marketing costs. As a percent of net sales, selling, general and administrative expenses increased to 20.5% from 19.3% for the third quarter of fiscal 2021.

Other income (expense), net includes interest income of $39,000 for the third quarter of fiscal 2022 and $109,000 for the third quarter of fiscal 2021. Other income (expense), net for the third quarter of fiscal 2022 also includes interest expense of $62,000 relating to borrowings under the Loan Facility. The decrease in interest income is due to lower investment balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the third quarter of fiscal 2022 and 23.9% for the third quarter of fiscal 2021. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Months Ended January 29, 2022 (first nine months of fiscal 2022) compared to

Nine Months Ended January 30, 2021 (first nine months of fiscal 2021)

Net sales for the first nine months of fiscal 2022 increased 5.3% to $853.8 million from $811.1 million for the first nine months of fiscal 2021. The increase in sales resulted primarily from a 6.1% increase in average selling price per case, partially offset by a modest decrease in case volume.

Gross profit for the first nine months of fiscal 2022 was flat to the first nine months of fiscal 2021. The cost of sales per case increased 9.8% and gross margin decreased to 37.5% from 39.6% for the first nine months of fiscal 2021. The decrease in gross margin is due to increased packaging, ingredients and freight costs along with supply chain disruptions, which adversely affected manufacturing efficiencies.

Selling, general and administrative expenses for the first nine months of fiscal 2022 increased $13.0 million to $157.5 million from $144.5 million for the first nine months of fiscal 2021. The increase was primarily due to increased shipping and marketing costs, partially offset by decreased administrative costs. As a percent of net sales, selling, general and administrative expenses increased to 18.4% from 17.8% for the first nine months of fiscal 2021.

Other income (expense), net includes interest income of $136,000 for the first nine months of fiscal 2022 and $506,000 for the first nine months of fiscal 2021. The decrease in interest income is due to lower investment balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first nine months of fiscal 2022 and for the first nine months of fiscal 2021. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 29, 2022, we maintained $150 million unsecured revolving credit facilities, under which $50 million in borrowings were outstanding and $3 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position decreased $153.2 million for the nine months of fiscal 2022, due primarily to the $280 million cash dividend paid on December 29, 2021.

Net cash provided by operating activities for the first nine months of fiscal 2022 amounted to $92.6 million compared to $145.2 million for the nine months of fiscal 2021. Net cash provided by operating activities for the first nine months of fiscal 2022 was principally provided by net income of $124.2 million, depreciation and amortization of $13.7 million, and amortization of operating right of use assets of $10.1 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first nine months of fiscal 2022 reflects capital expenditures of $16.1 million, compared to capital expenditures of $17.0 million for the first nine months of fiscal 2021. We intend to continue production capacity and efficiency improvement projects, and expect fiscal 2022 capital expenditures to be comparable to fiscal 2021 levels.

Financial Position

At January 29, 2022, our working capital decreased to $117.3 million compared to $217.7 million at May 1, 2021. The current ratio was 2.0 to 1 at January 29, 2022 compared to 2.5 to 1 at May 1, 2021. The decrease in working capital and current ratio was due primarily to the payment of the $280 million cash dividend. Trade receivables decreased $4.3 million and days sales outstanding declined to 28.9 from 30.1. Inventories increased $17.2 million and inventory turns declined to 8.7 times from 9.6 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 1, 2021.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.15	Amended and Restated Credit Agreement, dated January 5, 2022 between NewBevco, Inc. and lender therein

10.17	Loan Agreement dated December 21, 2021 between NewBevco, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2022

National Beverage Corp.
(Registrant)

By: /s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)