Form 10-K
period 2022-04-30
NATIONAL BEVERAGE CORP
filed 2022-06-29
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2022

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $56.40 on October 31, 2021 was approximately $1.3 billion.

The number of shares of Registrant’s common stock outstanding at June 28, 2022 was 93,338,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits and lifestyles. We believe our portfolio satisfies the preferences of a diverse mix of consumers including ‘crossover consumers’ – a growing group desiring healthier alternatives to artificially sweetened or high-calorie beverages.

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

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water products; Clear Fruit®; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks (“CSDs”) including Shasta and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

Power+ Brands –

LaCroix

During the fourth quarter of fiscal year 2022, LaCroix introduced the unique flavor of Cherry Blossom – a botanical twist of sweet and just a ‘kiss’ of tart. The distinctive taste and stunning packaging of Cherry Blossom conveys the ‘Dazzling Taste of Spring!’ The launch of Cherry Blossom featured an integrated effort involving social and outdoor media, spot radio, consumer sampling, and attractive retail in-store displays.  In June 2022, PEOPLE Magazine recognized LaCroix Cherry Blossom as the winner of the Flavored Water Category in the PEOPLE's Food Awards 2022.  PEOPLE described Cherry Blossom as "spring in a can...with fruity, lightly floral notes."

Cherry Blossom joins the innovative trio of Beach Plum, Black Razzberry and Guava São Paulo launched in the fourth quarter of fiscal year 2021. Beach Plum excites the imagination and inspires dreams of summer with the delectable coolness of the luscious fruit native to the east coast of the U.S.; the sweet twist of Black Razzberry makes taste buds sing with decadent, smooth and irresistible fruit flavor; and consumers savor the sweet tropical delicacy and vibrant essence of Guava São Paulo.

These innovative new varieties are part of the LaCroix family of 31 refreshingly innocent flavors.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavor pairings.NiCola® by LaCroix, an innovative sparkling water, captures the ‘crossover’ cola consumers with its ‘innocent’ effect of no calories, sodium, sweetener or any other ingredient that the health-conscious consumer avoids. Our LaCroix NiCola theme includes traditional La Cola along with Coconut Cola, Cubana (Mojito), and Coffea Exotica (Sumatra coffee and cola).

Additional LaCroix themes are in development that feature unique packaging and ground-breaking flavor concepts designed to capitalize on LaCroix brand loyalty and growth of the sparkling water category.

Everfresh ® and Mr. Pure ® 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya, Pineapple Mango, Peach Watermelon and Island Punch. The brands’ signature package is a hot-filled, 16 oz. glass bottle designed for single-serve consumption.

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

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, airlines, hotels and food-service wholesalers. Also, our Company-owned direct-store delivery fleet distributes products to schools and food-service locations.

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

 Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of participation in regional events, special event marketing, endorsements, consumer coupon distribution and product sampling. We also offer numerous promotional programs to retail customers, including cooperative advertising support, ‘BrandED’ ambassadors, in-store promotional activities and other incentives. These elements allow marketing and other consumer programs to be tailored to meet local and regional demographics. Additionally, the Company’s ‘MerchMx’ representatives work to develop a rapport with store managers for the purpose of optimizing shelf space, building displays, placing point-of-sale materials and expanding distribution.

RAW MATERIALS

Our centralized procurement group maintains relationships with numerous suppliers of ingredients and packaging. By consolidating the purchasing function for our production facilities, we believe we procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as an efficient producer of beverages.

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

HUMAN CAPITAL

At April 30, 2022, we employed approximately 1,580 people, of which 368 are covered by collective bargaining agreements. These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve. We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and expressions of gender and sexual identity. Approximately 58 percent and 23 percent of our employee base identify as persons of color or female, respectively.

Our compensation programs are designed to ensure we attract and retain talent while maintaining alignment with market compensation. We utilize a mix of short-term incentive programs throughout the organization and provide long-term incentive programs to more senior employees generally through stock-based compensation programs. We offer competitive employee benefits that are effective in attracting and retaining talent and are designed to support the physical, mental and financial health of our employees. Our employee benefits program includes comprehensive health, dental, life and disability, and profit sharing benefits.

Our operating philosophy emphasizes the health and safety of our employees. Our operations personnel, supplemented by risk management professionals, review all aspects of employee tasks and work environment to minimize risk. We strive to achieve an injury-free work environment in our operations. Key to these efforts are data analysis and preventative actions. We measure and benchmark lost-time incident rate, a reliable indication of total recordable injuries rate and severity, and use a risk- reduction process that thoroughly analyzes injuries and near misses.

During the COVID-19 pandemic, we took comprehensive measures to safeguard the well-being of our employees. These measures included enhanced sanitation procedures, physical distancing, and other health protocols. We continue to monitor the pandemic and its variants to insure the health and safety of our work force.

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

Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, fuel and electricity. These items are subject to supply chain disruptions and price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or their availability is limited, our financial results could be adversely affected.

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as, additional taxes on soft drinks and other sweetened beverages. Compliance with or changes in existing laws or regulations could require material expenses and negatively affect our financial results.

Sustained increases in the cost of employee wages and benefits. Our profitability is affected by the cost of employee wages as well as medical and other benefits provided to employees, including employees covered under collective bargaining agreements and multi-employer pension plans. Competition in the labor marketplace for qualified employees has led to increased costs, such as higher wages and benefit costs in order to recruit and retain employees. A prolonged labor shortage or inflation in labor costs could adversely impact our financial results.

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

COVID-19 pandemic. The magnitude and duration of  COVID-19 is uncertain and may impact our operations by events beyond our control. Such events could include disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing materials, supplies and services, transportation resources, workforce availability, or other manufacturing and distribution capability. Such events could adversely impact our business and financial results.

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

At June 17, 2022, there were approximately 41,400 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

In the last five fiscal years, the Company paid special cash dividends on Common Stock as follows:

●	$280.0 million ($3.00 per share) on December 29, 2021;
●	$279.9 million ($3.00 per share) on January 29, 2021;
●	$135.2 million ($1.45 per share) on January 29, 2019; and
●	$69.9 million ($.75 per share) on August 4, 2017.

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

Performance Graph

The following graph shows a comparison of the five-year cumulative returns of an investment of $100 cash on April 29, 2017, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones US Soft Drinks Index.

Legend

Total Returns Index For:	4/29/2017	4/28/2018	4/27/2019	5/02/2020	5/01/2021	4/30/2022

National Beverage Corp.	100.00	102.96	68.17	59.37	122.57	118.11

NASDAQ Composite - Total Return	100.00	118.98	137.41	146.95	240.30	213.67

Dow Jones US Soft Drinks Index	100.00	101.08	121.63	123.23	149.98	178.96

S&P 500 Index - Total Return	100.00	114.20	128.28	126.04	189.28	189.68

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Operations is intended to provide information about the Company’s operations and business environment and should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes contained in Item 8 of this report.

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

We believe our brands are uniquely positioned in three distinctive ways:

(1)

The new consumer is the most competent/ knowledgeable product analyzer ever, and personal mental/physical lifestyles demand that healthier is their preferred choice. Calories must qualify as worthy; sugar being enemy #1 in the life of the Millennial and younger consumers.

(2)

The retail industry is in a revolution. In prior years, each retailer induced their consumer with a proprietary brand (especially soft drinks), but today understands that the well-informed, smart consumer is demanding that retailers provide recognizable brands that have earned their respective consumer standing on their merits.

(3)

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

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended April 30, 2022 (Fiscal 2022) and May 1, 2021 (Fiscal 2021) items and year-to-year comparisons between Fiscal 2022 and Fiscal 2021. Discussions of fiscal year ended May 2, 2020 (Fiscal 2020) items and year-to-year comparisons between Fiscal 2021 and Fiscal 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended May 1, 2021, which is available free of charge on our website at www.nationalbeverage.com. Fiscal 2022 and Fiscal 2021 both consisted of 52 weeks.

Net Sales

Net sales for Fiscal 2022 increased 6.1% to $1,138 million compared to $1,072 million for Fiscal 2021. The increase in sales resulted from a 7.6% increase in average selling price offset in part by a 1.4% decline in case volume, primarily in carbonated soft drinks. Power+ brands grew slightly in Fiscal 2022.

Gross Profit

Gross profit for Fiscal 2022 was $417.8 million compared to $421.6 million for Fiscal 2021. The average cost per case increased due to increases in packaging, ingredients and freight costs, as well as availability of raw materials and labor which impacted manufacturing efficiency. Increased average selling price more than offset the increased costs, resulting in a slight increase in gross profit per case. Gross margin was 36.7% for Fiscal 2022 compared to 39.3% in Fiscal 2021.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $209.9 million for Fiscal 2022, increasing $16.2 million from Fiscal 2021. Selling, general and administrative expenses increased due to increased shipping and marketing costs, partially offset by decreased administrative costs. Increased shipping costs are primarily the result of higher fuel costs and reduced availability of transportation. The increase in marketing reflects the resumption of various on-site trade and consumer events as the country recovered from the pandemic. As a percent of net sales, selling, general and administrative costs increased to 18.4% in Fiscal 2022 from 18.1% in Fiscal 2021

Other (Expense) Income - Net

Other (expense) income, net is primarily interest expense offset in part by interest income. In Fiscal 2022, interest expense increased by $.2 million while interest income declined due to reduced average investment balances.

Income Taxes

Our effective tax rate was 23.6% for Fiscal 2022 and 23.7% for Fiscal 2021. The differences between the effective rate and the federal statutory rate were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At April 30, 2022, we had $48.1 million in cash and cash equivlents and we maintained $150 million in unsecured revolving credit facilities, under which $30 million in borrowings were outstanding and $2.5 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 of Notes to the Consolidated Financial Statements.

Expenditures for property, plant and equipment amounted to $29.0 million for Fiscal 2022 primarily for capital projects to expand our production capacity, enhance packaging capabilities or improve efficiencies at our production facilities. We intend to continue production capacity and efficiency improvement projects in Fiscal 2023 and expect capital expenditures to be comparable to Fiscal 2022.

The Company paid special cash dividends of approximately $280 million ($3.00 per share) on each of December 29, 2021 and January 29, 2021.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (CMA) of $11.4 million for Fiscal 2022 and $10.7 million for Fiscal 2021. Included in current liabilities were amounts due CMA of $4.0 million at April 30, 2022 and $3.8 million at May 1, 2021. See Note 6 of Notes to the Consolidated Financial Statements.

Cash Flows

During Fiscal 2022, $133.1 million was provided by operating activities, $29 million was used in investing activities and $249.7 million was used in financing activities. Cash provided by operating activities decreased $60.7 million primarily due to increased working capital requirements as a result of inflationary cost increases. Cash used in investing activities increased $3.7 million due to higher capital expenditures. Cash used in financing activities primarily consists of the $280 million ($3.00 per share) special cash dividend paid on December 29, 2021 offset in part by the $30 million in net borrowings during the year.

Financial Position

During Fiscal 2022, our working capital declined $90.6 million to $129.2 million. The decrease in working capital reflects lower cash and equivalents due to the December 2021 cash dividend, partially offset by increased inventories, prepaid expenses and trade receivables. Trade receivables increased $7.1 million or 8.3% and days sales outstanding was 30 days at April 30, 2022 compared to 30.1 days at May 1, 2021. Inventories increased $31.8 million as a result of the increased cost of finished goods and raw materials, and higher stock levels maintained as a safeguard against possible supply chain disruptions. Annual inventory turns decreased to 8.2 from 9.6 times. At April 30, 2022, the current ratio was 1.9 to 1 compared to 2.5 to 1 at May 1, 2021.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 30, 2022 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$33,207	$11,315	$13,646	$5,722	$2,524
Long-term debt	30,000	-	30,000	-	-
Purchase commitments	23,784	19,525	3,210	1,049	-
Total	$86,991	$30,840	$46,856	$6,771	$2,524

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $4.0 million for Fiscal 2022 and $3.7 million for Fiscal 2021.  See Note 11 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.5 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2023 and are expected to be renewed.

OFF-BALANCE SHEET ARRANGEMENTS AND ESTIMATES

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if management believes such assets may be impaired. An impaired asset is written down to its estimated fair market value based on discounted future cash flows.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies.  These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Interest Rates

At April 30, 2022, the Company had $30 million in borrowings outstanding.  Based on a 1 percentage point increase, interest rates would have increased interest expense by $.1 million.  We are also subject to interest rate risk related to our investment in highly liquid short duration investment securities.  These investments are managed with the guidelines of the Company's investment policy.  Our policy requires investments to be investment grade, with the primary objective of minimizing the risk of principal loss.  In addition, our policy limits the amount of credit exposure to any one issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	May 1,
	2022	2021
Assets
Current assets:
Cash and equivalents	$48,050	$193,589
Trade receivables - net	93,592	86,442
Inventory	103,318	71,480
Prepaid and other assets	29,560	13,431
Total current assets	274,520	364,942
Property, plant and equipment - net	144,258	131,027
Right of use assets- net	29,251	41,676
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,015	4,832
Total assets	$467,804	$557,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$95,299	$88,754
Accrued liabilities	39,090	43,551
Short-term lease obligations	10,543	14,800
Income taxes payable	387	89
Total current liabilities	145,319	147,194
Long-term debt	30,000	-
Deferred income taxes - net	23,823	17,294
Operating lease liability - non current	20,703	28,837
Other liabilities	8,521	7,915
Total liabilities	228,366	201,240
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized
Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,712,358 and 101,675,858 shares issued, respectively	1,017	1,016
Additional paid-in capital	39,405	38,375
Retained earnings	216,181	337,672
Accumulated other comprehensive income	6,918	3,017
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	239,438	355,997
Total liabilities and shareholders' equity	$467,804	$557,237

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2022	2021	2020

Net sales	$1,138,013	$1,072,210	$1,000,394

Cost of sales	720,208	650,594	630,254

Gross profit	417,805	421,616	370,140

Selling, general and administrative expenses	209,949	193,791	204,394

Operating income	207,856	227,825	165,746

Other (expense) income - net	(260)	312	3,709

Income before income taxes	207,596	228,137	169,455

Provision for income taxes	49,084	53,991	39,483

Net income	$158,512	$174,146	$129,972

Earnings per common share:
Basic	$1.70	$1.87	$1.39
Diluted	$1.69	$1.86	$1.39

Weighted average common shares outstanding:
Basic	93,323	93,280	93,256
Diluted	93,599	93,620	93,656

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2022	2021	2020

Net income	$158,512	$174,146	$129,972

Other comprehensive income (loss), net of tax:

Cash flow hedges	3,882	7,930	(3,673)

Other	19	507	(204)

Total	3,901	8,437	(3,877)

Comprehensive income	$162,413	$182,583	$126,095

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 30, 2022		May 1, 2021		May 2, 2020
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,676	1,016	101,606	1,016	101,356	1,014
Stock options exercised	36	1	70	-	250	2
End of year	101,712	1,017	101,676	1,016	101,606	1,016
Additional Paid-In Capital
Beginning of year		38,375		37,422		36,557
Stock options exercised		335		491		740
Stock-based compensation		695		462		125
End of year		39,405		38,375		37,422
Retained Earnings
Beginning of year		337,672		443,402		313,430
Net income		158,512		174,146		129,972
Common stock cash dividend		(280,003)		(279,876)		-
End of year		216,181		337,672		443,402
Accumulated Other Comprehensive Income (Loss)
Beginning of year		3,017		(5,420)		(1,543)
Cash flow hedges		3,882		7,930		(3,673)
Other		19		507		(204)
End of year		6,918		3,017		(5,420)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	8,374	(19,133)	8,374	(19,133)	8,065	(12,900)
Repurchase of common stock	-	-	-	-	309	(6,233)
	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$239,438		$355,997		$452,337

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30,	May 1,	May 2,
	2022	2021	2020
Operating Activities:
Net income	$158,512	$174,146	$129,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,544	18,097	17,234
Deferred income tax provision (benefit)	5,326	(132)	11
Loss on disposal of property, net	(7)	114	206
Stock-based compensation	695	462	125
Amortization of operating right of use assets	13,258	13,060	13,351
Changes in assets and liabilities:
Trade receivables	(7,150)	(1,521)	(80)
Inventories	(31,838)	(7,998)	7,220
Operating lease right of use assets	(6,054)	(11,092)	(5,368)
Prepaid and other assets	(5,084)	35	(5,633)
Accounts payable	6,545	14,385	8,168
Accrued and other liabilities	(12,444)	(4,524)	19,215
Operating lease liabilities	(7,170)	(1,262)	(6,729)
Net cash provided by operating activities	133,133	193,770	177,692

Investing Activities:
Additions to property, plant and equipment	(29,015)	(25,308)	(23,890)
Proceeds from sale of property, plant and equipment	11	(6)	9
Net cash used in investing activities	(29,004)	(25,314)	(23,881)

Financing Activities:
Borrowing under loan facility	50,000	-	-
Repayments under loan facility	(20,000)	-	-
Dividends paid on common stock	(280,003)	(279,876)	-
Proceeds from stock options exercised	335	491	740
Repurchase of common stock	-	-	(6,233)
Net cash used in financing activities	(249,668)	(279,385)	(5,493)

Net (Decrease) Increase in Cash and Equivalents	(145,539)	(110,929)	148,318
Cash and Equivalents - Beginning of Year	193,589	304,518	156,200
Cash and Equivalents - End of Year	$48,050	$193,589	$304,518

Other Cash Flow Information:
Interest paid	$371	$148	$51
Income taxes paid	$51,958	$63,357	$29,364

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal year ended April 30, 2022 (Fiscal 2022) and fiscal year ended May 1, 2021 (Fiscal 2021) consisted of 52 weeks. The fiscal year ended May 2, 2020 (Fiscal 2020) consisted of 53 weeks.

Cash and Equivalents

Cash and equivalents are comprised of cash and highly liquid securities (consisting primarily of bank deposits and short-term government money-market investments).

Derivative Financial Instruments

Derivative financial instruments which are used to partially mitigate our exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 276,000 shares in Fiscal 2022, 340,000 shares in Fiscal 2021, and 400,000 shares in Fiscal 2020.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if management believes such assets may be impaired. An impaired asset is written down to its estimated fair market value based on discounted future cash flows.

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

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 30, 2022, and May 1, 2021, other liabilities included accruals of $5.9 million, for estimated non-current risk retention exposures, of which $4.6 million, was covered by insurance at both dates and included as a component of non-current other assets.

Intangible Assets

Intangible assets at  April 30, 2022 and May 1, 2021 consisted of non-amortizable acquired trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances. Inventories at April 30, 2022 were comprised of finished goods of $58.6 million and raw materials of $44.7 million. Inventories at May 1, 2021 were comprised of finished goods of $43.3 million and raw materials of $28.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $47.6 million in Fiscal 2022, $43.4 million in Fiscal 2021 and $54.8 million in Fiscal 2020.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $87.7 million in Fiscal 2022, $75.5 million in Fiscal 2021 and $69.8 million in Fiscal 2020. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Trade Receivables

Trade receivables are recorded at net realizable value, which includes an estimated allowance for doubtful accounts. The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. The Company continually monitors our exposure to credit losses and maintains allowances for anticipated losses based on our experience with past due accounts, collectability and our analysis of customer data. Actual future losses from uncollectible accounts could differ from the Company’s estimate. Changes in the allowance for doubtful accounts were as follows:

	(In thousands)
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Balance at beginning of year	$1,140	$1,350	$516
Net (credit) charge to expense	(581)	(138)	893
Net charge-off	-	(72)	(59)
Balance at end of year	$559	$1,140	$1,350

At  April 30, 2022 and May 1, 2021, the Company had no customer that comprised more than 10% of trade receivables. No customer accounted for more than 10% of net sales during any of the last three fiscal years.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at  April 30, 2022 and May 1, 2021 consisted of the following:

	(In thousands)
	2022	20201
Land	$9,835	$9,835
Buildings and improvements	65,697	62,346
Machinery and equipment	277,163	257,119
Total	352,695	329,300
Less accumulated depreciation	(208,437)	(198,273)
Property, plant and equipment – net	$144,258	$131,027

Depreciation expense was $15.8 million for Fiscal 2022, $14.8 million for Fiscal 2021 and $14.4 million for Fiscal 2020.

3.	ACCRUED LIABILITIES

Accrued liabilities at  April 30, 2022 and May 1, 2021 consisted of the following:

	(In thousands)
	2022	2021
Accrued compensation	$12,079	$11,826
Accrued promotions	10,826	13,361
Accrued freight	3,729	3,653
Accrued insurance	2,778	2,519
Recycling deposits	5,497	7,522
Other	4,181	4,670
Total	$39,090	$43,551

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost was $14.5 million in Fiscal 2022 and $13.1 million in Fiscal 2021. The weighted-average remaining lease term and weighted average discount rate of operating leases was 4.0 years and 3.08%, respectively as of April 30, 2022 and 3.06 years and 3.38%, respectively as of May 1, 2021. Net cash provided by operations was impacted by $6.0 million for operating leases for the year ended April 30, 2022 and $11.1 million for the year ended May 1, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of April 30, 2022:

(In thousands)
Fiscal 2023	$11,315
Fiscal 2024	8,300
Fiscal 2025	5,346
Fiscal 2026	3,397
Fiscal 2027	2,325
Thereafter	2,524
Total minimum lease payments including interest	33,207
Less: Amounts representing interest	(1,961)
Present value of minimum lease payments	31,246
Less: Current portion of lease liabilities	(10,543)
Non-Current portion of operating lease liabilities	$20,703

5.	DEBT

At April 30, 2022, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the Credit Facilities). The Credit Facilities expire from April 30, 2023 to October 28, 2024 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at April 30, 2022 or May 1, 2021. At April 30, 2022, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). The Loan Facility expires December 31, 2023 and borrowings bear interest at .95% above the adjusted daily SOFR. Since closing the Loan Facility, $50 million was borrowed and $30 million remains outstanding at April 30, 2022. At April 30, 2022, the interest rate was 1.35%.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 30, 2022, the Company was in compliance with all loan covenants.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend on Common Stock of  approximately $280 million on each of  December 29, 2021 and January 29, 2021 at $3.00 per share.

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

CMA and the Company are joint owners of a corporate aircraft and pursuant to a joint ownership agreement, each party agreed to pay certain expenses associated with the use of the aircraft. During the past three years, the joint operating costs have averaged approximately $970 thousand per year and the Company’s lease payments for its ownership interest have averaged approximately $550 thousand per year.

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel. The Board of Directors on various occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $11.4 million for Fiscal 2022, $10.7 million for Fiscal 2021 and $10.0 million for Fiscal 2020. Included in current liabilities were amounts due CMA of $4.0 million at April 30, 2022 and $3.8 million at May 1, 2021.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses are reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The following summarizes the gains (losses) recognized in the consolidated statements of income and AOCI:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Recognized in AOCI-
Gain (loss) before income taxes	$15,105	$12,973	$(9,613)
Less income tax provision (benefit)	3,613	3,103	(2,299)
Net	11,492	9,870	(7,314)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	10,001	2,550	(4,786)
Less income tax provision (benefit)	2,391	610	(1,145)
Net	7,610	1,940	(3,641)
Net change to AOCI	$3,882	$7,930	$(3,673)

As of April 30, 2022, the notional amount of our outstanding aluminum swap contracts was $57.7 million and, assuming no change in the commodity prices, $8.7 million of unrealized gain before tax will be reclassified from AOCI and recognized as a reduction of cost of sales over the next 12 months.

As of April 30, 2022, the fair value of the derivative asset was $8.8 million, which was included in prepaid and other assets. As of May 1, 2021, the fair value of the derivative asset was $3.6 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Current	$42,555	$51,520	$40,647
Deferred	6,529	2,471	(1,164)
Total	$49,084	$53,991	$39,483

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities as of April 30, 2022 and May 1, 2021 consisted of the following:

	(In thousands)
	2022	2021
Deferred tax assets:
Accrued expenses and other	$3,306	$3,347
Inventory and amortizable assets	325	544
Total deferred tax assets	3,631	3,891
Deferred tax liabilities:
Property	23,863	18,814
Intangibles and other	3,591	2,371
Total deferred tax liabilities	27,454	21,185
Net deferred tax liabilities	$23,823	$17,294

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	2.9	2.9
Other differences	( .3)	(.2)	(.6)
Effective income tax rate	23.6%	23.7%	23.3%

As of April 30, 2022, the gross amount of unrecognized tax benefits was $2.1 million and $8 thousand was recognized as tax expense in Fiscal 2022. If the Company is to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.9 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Beginning balance	$2,055	$1,974	$1,868
Increases due to current period tax positions	114	150	120
Decreases due to lapse of statute of limitations and audit resolutions	(90)	(69)	(14)
Ending balance	$2,079	$2,055	$1,974

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. As of April 30, 2022, unrecognized tax benefits included accrued interest of $248 thousand of which approximately $10 thousand was recognized as tax expense in Fiscal 2022.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2016 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for years ending after Fiscal 2015.

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

The 1991 Omnibus Incentive Plan (the Omnibus Plan) provides for compensatory awards consisting of (i) stock options or stock awards for up to 9,600,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 9,600,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to officers and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 3,360,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest over a five-year period and expire after ten years.

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

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options for 30,000 shares were granted in Fiscal 2022 and 266,500 shares in Fiscal 2021. No stock options were issued in Fiscal 2020. The weighted average Black-Scholes fair value assumptions for stock options granted were as follows: weighted average expected life of 6.5 years for Fiscal 2022 and 7.2 years for Fiscal 2021; weighted average expected volatility of 20.74% for Fiscal 2022 and 19.36% for Fiscal 2021; weighted average risk free interest rates of 1.22% for Fiscal 2022 and 3.85% for Fiscal 2021; and expected dividend yield of 2.48% for Fiscal 2022 and 1.3% for Fiscal 2021.  The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options.  The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2022:

	Number of Shares	Price (a)
Options outstanding, beginning of year	561,100	$17.74
Granted	30,000	44.73
Exercised	(36,500)	9.19
Cancelled	(18,000)	33.01
Options outstanding, end of year	536,600	18.97
Options exercisable, end of year	303,740	4.46

(a) Weighted average exercise price.

Stock-based compensation expense was $695,000 for Fiscal 2022, $462,000 for Fiscal 2021 and $126,000 for Fiscal 2020.

The total intrinsic value for stock options exercised was $1.4 million for Fiscal 2022, $1.9 million for Fiscal 2021 and $4.9 million for Fiscal 2020. Net cash proceeds from the exercise of stock options were $335,000 for Fiscal 2022, $491,000 for Fiscal 2021 and $740,000 for Fiscal 2020. Stock based income tax benefits aggregated $283,000 for Fiscal 2022, $382,000 for Fiscal 2021, and $974,000 for Fiscal 2020. The weighted average fair value for stock options granted was $44.73 for Fiscal 2022.

As of April 30, 2022, unrecognized compensation expense related to the unvested portion of stock options was $3.0 million, which is expected to be recognized over a remaining weighted average period of 6.2 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of April 30, 2022 was 4.2 years and $10.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 1, 2021 was 4.9 years and $16.9 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $4.0 million for Fiscal 2022, $3.7 million for Fiscal 2021 and $3.6 million for Fiscal 2020.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2022 and Fiscal 2021 is for the plans’ years ending December 31, 2020 and 2019, respectively.

PPA Zone Status
Pension Fund	Fiscal 2022	Fiscal 2021	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2020 and December 31, 2019, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2026 and May 14, 2024, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2022	2021	2020
CSSS Fund	$1,462	$1,469	$1,424
WCT Fund	817	746	799
Other multi-employer pension funds	181	166	185
Total	$2,460	$2,381	$2,408

12.	COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. As of April 30, 2022, the Company had purchase commitments for raw materials of $19.7 million through 2025.

As of April 30, 2022, the Company had purchase commitments for plant and equipment of $4.1 million anticipated to be completed in Fiscal 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (the Company) as of April 30, 2022, and May 1, 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and May 1, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Self-Insurance Accruals

As described in Note 1 to the consolidated financial statements, the Company maintains self-insured and deductible programs for workers’ compensation exposures. The Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. While a third party actuary is employed to advise the Company, estimating workers’ compensation exposure is inherently uncertain, as estimates are generally derived using a variety of actuarial estimation techniques that are dependent upon assumptions and expectations about future events, many of which are difficult to quantify. As of April 30, 2022 and May 1, 2021, other liabilities included accruals of $5.9 million and $5.9 million, respectively, for estimated non-current risk retention exposures, of which $4.6 million was covered by insurance at both dates.

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

Our audit procedures related to the Company’s self-insurance accrual assessment included the following, among others:

●

We obtained an understanding of the relevant controls related to the Company’s workers’ compensation liability, and tested such controls for design and operating effectiveness, including controls related to management’s review of the significant assumptions.

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

June 29, 2022

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

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “ Reporting Compliance” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant at April 30, 2022:

Name	Age	Position with Company

Nick A. Caporella(1)	86	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	61	President

George R. Bracken(3)	77	Executive Vice President – Finance

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

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	22
		Consolidated Statements of Income	23
		Consolidated Statements of Comprehensive Income	24
		Consolidated Statements of Shareholders’ Equity	25
		Consolidated Statements of Cash Flows	26
		Notes to Consolidated Financial Statements	27
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	39
	2.	Financial Statement Schedules	NA

	3.	Exhibits
		See Exhibit Index which follows.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(17)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	First Amendment to Second Amended and Restated Credit Agreement, dated January 16, 2013, between NewBevCo, Inc. and lender therein(11)

10.13	Second Amendment to Second Amended and Restated Credit Agreement, dated July 7, 2015, between NewBevCo, Inc. and lender therein(13)

10.14	Third Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2017, between NewBevCo, Inc. and lender therein(13)

10.15	Amended and Restated Credit Agreement, dated January 5, 2022 between NewBevco, Inc. and lender therein (15)

Exhibit No.	Description

10.16	Credit Facility Amended Agreement dated October 28, 2020 between NewBevCo, Inc. and lender therein.(16)

10.17	Fourth Amendment to Second Amended Credit Agreement dated October 30, 2020 between NewBevCo, Inc and lender therein.(16)

21	Subsidiaries of Registrant (18)

23	Consent of Independent Registered Public Accounting Firm (18)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 1, 2021 is formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.

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

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 26, 2013 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended August 1, 2015 and is incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 29, 2017 and is incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2017 and is incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2022 and is incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 30, 2021 and is incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.

(18)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: June 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2022.

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