Form 10-Q
period 2022-07-30
NATIONAL BEVERAGE CORP
filed 2022-09-08
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2022

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

The number of shares of registrant’s common stock outstanding as of September 7, 2022 was 93,338,246.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	July 30,	April 30,
	2022	2022
Assets
Current assets:
Cash and equivalents	$56,061	$48,050
Trade receivables - net	100,273	93,592
Inventories	90,353	103,318
Prepaid and other assets	7,157	29,560
Total current assets	253,844	274,520
Property, plant and equipment - net	142,358	144,258
Right of use assets - net	38,555	29,251
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	6,028	5,015
Total assets	$455,545	$467,804

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$76,151	$95,299
Accrued liabilities	43,332	39,090
Short-term lease obligations	11,929	10,543
Income taxes payable	652	387
Total current liabilities	132,064	145,319
Long-term debt	-	30,000
Deferred income taxes - net	21,124	23,823
Operating lease liability - non current	28,627	20,703
Other liabilities	9,624	8,521
Total liabilities	191,440	228,366
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,712,358 shares issued July 30, 2022 and April 30, 2022	1,017	1,017
Additional paid-in capital	39,575	39,405
Retained earnings	251,635	216,181
Accumulated other comprehensive (loss) income	(4,038)	6,918
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	264,106	239,438
Total liabilities and shareholders' equity	$455,545	$467,804

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 30,	July 31,
	2022	2021

Net sales	$318,117	$311,712

Cost of sales	218,716	186,941

Gross profit	99,401	124,771

Selling, general and administrative expenses	52,923	54,443

Operating income	46,478	70,328

Other expense - net	84	15

Income before income taxes	46,394	70,313

Provision for income taxes	10,940	16,497

Net income	$35,454	$53,816

Earnings per common share:
Basic	$.38	$.58
Diluted	$.38	$.58

Weighted average common shares outstanding:
Basic	93,338	93,306
Diluted	93,599	93,574

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 30,	July 31,
	2022	2021

Net income	$35,454	$53,816

Other comprehensive loss, net of tax:
Cash flow hedges	10,956	1,753

Comprehensive income	$24,498	$52,063

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 30, 2022		July 31, 2021
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning of period	101,712	1,017	101,676	1,016
Stock options exercised	-	-	12	1
End of Period	101,712	1,017	101,688	1,017

Additional Paid-In Capital
Beginning of period		39,405		38,375
Stock options exercised		-		58
Stock-based compensation		170		171
End of period		39,575		38,604

Retained Earnings
Beginning of period		216,181		337,672
Net income		35,454		53,816
End of period		251,635		391,488

Accumulated Other Comprehensive (Loss) Income
Beginning of period		6,918		3,017
Cash flow hedges, net of tax		(10,956)		(1,753)
End of period		(4,038)		1,264

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$264,106		$408,290

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 30,	July 31,
	2022	2021
Operating Activities:
Net income	$35,454	$53,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,461	4,679
Deferred income taxes	1,072	(401)
Loss on disposal of property, net	6	6
Stock-based compensation	170	171
Amortization of operating right of use assets	3,164	3,562
Changes in assets and liabilities:
Trade receivables	(6,681)	(12,174)
Inventories	12,965	1,546
Operating lease right of use assets	(12,468)	(924)
Prepaid and other assets	11,656	(106)
Accounts payable	(19,148)	(3,834)
Accrued and other liabilities	(344)	12,509
Operating lease liabilities	9,310	(2,192)
Net cash provided by operating activities	40,617	56,658

Investing Activities:
Additions to property, plant and equipment	(2,609)	(4,770)
Proceeds from sale of property, plant and equipment	3	-
Net cash used in investing activities	(2,606)	(4,770)

Financing Activities:
Proceeds from stock options exercised	-	58
Repayments of long-term debt	(30,000)	-
Net cash (used in) provided by financing activities	(30,000)	58

Net Increase in Cash and Equivalents	8,011	51,946

Cash and Equivalents - Beginning of Period	48,050	193,589

Cash and Equivalents - End of Period	$56,061	$245,535

Other Cash Flow Information:
Interest paid	$192	$61
Income taxes (refunded) paid	$(79)	$222

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at July 30, 2022 were comprised of finished goods of $47.1 million and raw materials of $43.2 million. Inventories at April 30, 2022 were comprised of finished goods of $58.6 million and raw materials of $44.7 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $10.3 million for the three months ended July 30, 2022 and $12.4 million for the three months ended July 31, 2021.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs totaled $23.6 million for the three months ended July 30, 2022 and $22.7 million for the three months ended July 31, 2021. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 30, 2022	April 30, 2022
Land	$9,835	$9,835
Buildings and improvements	66,501	65,697
Machinery and equipment	278,655	277,163
Total	354,991	352,695
Less accumulated depreciation	(212,633)	(208,437)
Property, plant and equipment – net	$142,358	$144,258

Depreciation expense was $4.5 million for three months ended July 30, 2022, and $3.9 million for the three months ended July 31, 2021.

3. DEBT

At July 30, 2022, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from April 30, 2023 to October 28, 2024 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at July 30, 2022 or April 30, 2022. At July 30, 2022, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the "Loan Facility").  The Loan Facility expires December 31, 2023 and Borrowings bear interest at .95% above the adjusted daily SOFR.  Since closing the Loan Facility, $50 million was borrowed and $30 million was outstanding at April 30, 2022.  There were no borrowings outstanding under the Loan Facility at July 30, 2022.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position.  At July 30, 2022, the subsidiary was in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 30, 2022, there were no options to purchase shares of common stock exercised. At July 30, 2022, options to purchase 536,600 shares of common stock at a weighted average exercise price of $18.97 per share were outstanding and stock-based awards to purchase 5,387,005 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI for the quarters ended July 30, 2022 and July 31, 2021:

	(In thousands)
	2022	2021
Recognized in AOCI:
Gain (loss) before income taxes	$(15,010)	$753
Less income tax (benefit) provision	(3,590)	180
Net	(11,420)	573
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	(608)	3,057
Less income tax (benefit) provision	(144)	731
Net	(464)	2,326
Net change to AOCI	$(10,956)	$(1,753)

As of July 30, 2022, the notional amount of our outstanding aluminum swap contracts was $99.6 million and, assuming no change in commodity prices, $4.7 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of July 30, 2022, the fair value of the derivative liability was $5.7 million, which was included in liabilities. At April 30, 2022, the fair value of the derivative asset was $8.8 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2030. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended July 30, 2022 and July 31, 2021 was $3.4 million and $3.6 million, respectively.  As of July 30, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 3.9 years and 3.06%, respectively. As of April 30, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.0 years and 3.08%, respectively. Cash payments were $3.4 million for operating leases for the three months ended July 30, 2022 and $3.6 million for the three months ended July 31, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of July 30, 2022:

(In thousands)
Fiscal 2023 – Remaining 3 quarters	$9,327
Fiscal 2024	10,576
Fiscal 2025	7,797
Fiscal 2026	6,033
Fiscal 2027	5,156
Thereafter	3,441
Total minimum lease payments including interest	42,330
Less: Amounts representing interest	(1,774)
Present value of minimum lease payments	40,556
Less: Current portion of lease obligations	(11,929)
Non-current portion of lease obligations	$28,627

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

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water products; Clear Fruit® non-carbonated water enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

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

RESULTS OF OPERATIONS

Three Months Ended July 30, 2022 (first quarter of fiscal 2023) compared to Three Months Ended July 31, 2021 (first quarter of fiscal 2022)

Net sales for the first quarter of fiscal 2023 increased 2.1% to $318.1 million from $311.7 million for the first quarter of fiscal 2022. The increase in sales resulted primarily from a 10.2% increase in average selling price per case partially offset by a 7.4% decrease in case volume. The volume decrease includes a 9.7% decrease in Power+ Brands primarily due to the volume decline of the sparkling water category, and reduced consumer promotional activity.

Gross profit for the first quarter of fiscal 2023 decreased to $99.4 million from $124.8 million for the first quarter of fiscal 2022. The decrease in gross profit is due to a 26.3% increase in cost of sales per case offset in part by increased average selling prices per case.  The cost of sales per case increase was due to increases in packaging, primarily aluminum, ingredients and labor costs. Gross margin was 31.2% for the first quarter of fiscal 2023 and 40.0% for the first quarter of fiscal 2022.

Selling, general and administrative expenses for the first quarter of fiscal 2023 decreased $1.5 million to $52.9 million from $54.4 million for the first quarter of fiscal 2022. The decrease was primarily due to a decrease in marketing costs partially offset by increased shipping costs.  As a percent of net sales, selling, general and administrative expenses decreased to 16.6% for the first quarter of fiscal 2023 from 17.5% for the first quarter of fiscal 2022.

Other expense- net includes interest income of $24,000 for the first quarter of fiscal 2023 and $48,000 for the first quarter of fiscal 2022. The decrease in interest income is due to changes in average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first quarter of fiscal 2023 and 23.5% for the first quarter of fiscal 2022. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 30, 2022, we maintained $150 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.5 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $8.0 million during the first quarter of fiscal 2023.  The Company repaid $30 million of outstanding indebtedness during the quarter.

Net cash provided by operating activities for the first quarter of fiscal 2023 amounted to $40.6 million compared to $56.7 million for the first quarter of fiscal 2022. Net cash provided by operating activities for the first quarter of fiscal 2023 was principally provided by net income of $35.5 million, depreciation and amortization of $5.5 million and amortization of right to use assets of $3.2 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first quarter of fiscal 2023 reflects capital expenditures of $2.6 million, compared to capital expenditures of $4.8 million for the first quarter of fiscal 2022. Certain production capacity and efficiency improvement projects are in progress and anticipate fiscal 2023 capital expenditures will be comparable to fiscal 2022 levels.

Financial Position

At July 30, 2022, our working capital decreased to $121.8 million from $129.2 million at April 30, 2022. The current ratio was 1.9 to 1 at both July 30, 2022 and April 30, 2022. Trade receivables increased $6.7 million and days sales outstanding improved to 28.7 from 30.0. Inventories decreased $13.0 million and inventory turns remained at 9.9 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2022

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)