Form 10-Q
period 2022-10-29
NATIONAL BEVERAGE CORP
filed 2022-12-08
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2022

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

The number of shares of registrant’s common stock outstanding as of December 5, 2022 was 93,352,946.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	October 29,	April 30,
	2022	2022
Assets
Current assets:
Cash and equivalents	$92,626	$48,050
Trade receivables - net	100,445	93,592
Inventories	88,409	103,318
Prepaid and other assets	17,195	29,560
Total current assets	298,675	274,520
Property, plant and equipment - net	143,162	144,258
Right of use assets	38,791	29,251
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,734	5,015
Total assets	$500,122	$467,804

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$84,378	$95,299
Accrued liabilities	51,128	39,090
Short-term lease obligations	12,042	10,543
Income taxes payable	154	387
Total current liabilities	147,702	145,319
Long-term debt	-	30,000
Deferred income taxes - net	20,586	23,823
Operating lease liability - non current	28,801	20,703
Other liabilities	7,918	8,521
Total liabilities	205,007	228,366
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,726,258 shares issued (101,712,358 shares at April 30)	1,017	1,017
Additional paid-in capital	40,032	39,405
Retained earnings	287,681	216,181
Accumulated other comprehensive (loss) income	(9,532)	6,918
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	295,115	239,438
Total liabilities and shareholders' equity	$500,122	$467,804

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Net sales	$299,633	$283,158	$617,750	$594,870

Cost of sales	199,637	181,673	418,353	368,614

Gross profit	99,996	101,485	199,397	226,256

Selling, general and administrative expenses	53,073	49,924	105,996	104,367

Operating income	46,923	51,561	93,401	121,889

Other income (expense) - net	86	(7)	2	(22)

Income before income taxes	47,009	51,554	93,403	121,867

Provision for income taxes	10,963	12,270	21,903	28,767

Net income	$36,046	$39,284	$71,500	$93,100

Earnings per common share:
Basic	$.39	$.42	$.77	$1.00
Diluted	$.39	$.42	$.76	$.99

Weighted average common shares outstanding:
Basic	93,344	93,321	93,341	93,310
Diluted	93,602	93,640	93,601	93,607

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Net income	$36,046	$39,284	$71,500	$93,100

Other comprehensive loss, net of tax:
Cash flow hedges	(5,494)	(960)	(16,450)	(2,713)

Comprehensive income	$30,552	$38,324	$55,050	$90,387

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Three Months Ended				Six Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,712	1,017	101,688	1,017	101,712	1,017	101,676	1,016
Stock options exercised	14	-	8	-	14		20	1
End of Period	101,726	1,017	101,696	1,017	101,726	1,017	101,696	1,017

Additional Paid-In Capital
Beginning of period		39,575		38,604		39,405		38,375
Stock options exercised		285		53		285		111
Stock-based compensation		172		179		342		350
End of period		40,032		38,836		40,032		38,836

Retained Earnings
Beginning of period		251,635		391,488		216,181		337,672
Net income		36,046		39,284		71,500		93,100
End of period		287,681		430,772		287,681		430,772

Accumulated Other Comprehensive (Loss) Income
Beginning of period		(4,038)		1,264		6,918		3,017
Cash flow hedges, net of tax		(5,494)		(960)		(16,450)		(2,713)
End of period		(9,532)		304		(9,532)		304

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$295,115		$446,846		$295,115		$446,846

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended
	October 29,	October 30,
	2022	2021
Operating Activities:
Net income	$71,500	$93,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,436	9,234
Deferred income tax provision (benefit)	1,147	(363)
Gain on sale of property, net	-	8
Stock-based compensation	342	350
Amortization of operating right to use assets	6,592	6,872
Changes in assets and liabilities:
Trade receivables	(6,853)	(1,799)
Inventories	14,909	(7,309)
Operating lease right to use assets	(16,132)	(1,594)
Prepaid and other assets	3,187	510
Accounts payable	(10,921)	1,593
Accrued and other liabilities	(1,566)	(9,545)
Operating lease obligation	9,597	(5,093)
Net cash provided by operating activities	82,238	85,964

Investing Activities:
Additions to property, plant and equipment	(7,974)	(6,628)
Proceeds from sale of property, plant and equipment	27	1
Net cash used in investing activities	(7,947)	(6,627)

Financing Activities:
Proceeds from stock options exercised	285	111
Repayments of loan facility	(30,000)	-
Net cash provided by financing activities	(29,715)	111

Net Increase in Cash and Equivalents	44,576	79,448

Cash and Equivalents - Beginning of Period	48,050	193,589

Cash and Equivalents - End of Period	$92,626	$273,037

Other Cash Flow Information:
Interest paid	$224	$93
Income taxes paid	$21,373	$31,386

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at October 29, 2022 were comprised of finished goods of $46.4 million and raw materials of $42.0 million. Inventories at April 30, 2022 were comprised of finished goods of $58.6 million and raw materials of $44.7 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $10.3 million for the three months ended October 29, 2022 and $10.8 million for the three months ended October 30, 2021. Marketing costs were $20.6 million for the six months ended October 29, 2022 and $23.2 million for the six months ended October 30, 2021.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $22.0 million for the three months ended October 29, 2022 and $21.7 million for the three months ended October 30, 2021. Shipping and handling costs were $45.6 million for the six months ended October 29, 2022 and $44.4 million for the six months ended October 30, 2021. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 29, 2022	April 30, 2022
Land	$9,835	$9,835
Buildings and improvements	67,977	65,697
Machinery and equipment	281,501	277,163
Total	359,313	352,695
Less accumulated depreciation	(216,151)	(208,437)
Property, plant and equipment – net	$143,162	$144,258

Depreciation expense was $4.5 million for the three months ended October 29, 2022 and $3.9 million for the three months ended October 30, 2021. Depreciation expense was $9.0 million for the six months ended October 29, 2022 and $7.8 million for the six months ended October 30, 2021.

3. DEBT

At October 29, 2022, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.5% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at October 29, 2022 or April 30, 2022. At October 29, 2022, $2.5 million of the Credit Facilities was reserved for standby letters of credit and $97.5 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (The “Loan Facility”). The Loan Facility expires December 31, 2023 and borrowings bear interest at .95% above the adjusted daily SOFR. Since closing the Loan Facility, $50 million was borrowed and $30 million was outstanding at April 30, 2022. There were no borrowings outstanding under the Loan Facility at October 29, 2022.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At October 29, 2022, the subsidiary was in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the six months ended October 29, 2022, no options were granted and options to purchase 13,900 shares were exercised at a weighted average exercise price of $20.46. At October 29, 2022, options to purchase 522,700 shares at a weighted average exercise price of $18.93 per share were outstanding and stock-based awards to purchase 5,387,005 shares of common stock were available for grant.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Recognized in AOCI:
(Loss) gain before income taxes	$(10,327)	$221	$(25,337)	$974
Less income tax (benefit) provision	(2,470)	53	(6,061)	233
Net	(7,857)	168	(19,276)	741
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	(3,106)	1483	(3,714)	4,540
Less income tax provision (benefit)	(743)	355	(888)	1,086
Net	(2,363)	1,128	(2,826)	3,454
Net change to AOCI	$(5,494)	$(960)	$(16,450)	$(2,713)

As of October 29, 2022, the notional amount of our outstanding aluminum swap contracts was $83.5 million and, assuming no change in commodity prices, $12.1 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of October 29, 2022, the fair value of the derivative liability was $13.0 million, which was included in accrued liabilities. At April 30, 2022, the fair value of the derivative asset was $8.8 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through January 2029. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended October 29, 2022 and October 30, 2021 was $3.7 million and $3.6 million, respectively. Operating lease cost was $7.1 million for the six months ended October 29, 2022 and $7.3 million for the six months ended October 30, 2021. As of October 29, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.29 years and 2.90%, respectively. As of April 30, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.0 years and 3.08%, respectively. Cash payments were $3.7 million and $4.0 million, respectively, for operating leases for the three months ended October 29, 2022 and October 30, 2021. Cash payments were $7.1 million for the six months ended October 29, 2022 and $7.6 million for the six months ended October 30, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 29, 2022:

(In thousands)
Fiscal 2023 – Remaining two quarters	$6,632
Fiscal 2024	11,435
Fiscal 2025	8,611
Fiscal 2026	6,783
Fiscal 2027	5,841
Thereafter	4,125
Total minimum lease payments including interest	43,427
Less: Amounts representing interest	(2,584)
Present value of minimum lease payments	40,843
Less: Current portion of lease obligations	(12,042)
Non-current portion of lease obligations	$28,801

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks (Power+ Brands) and, to a lesser extent, Carbonated Soft Drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry. Traditional and typical are not a part of an innovator’s vocabulary.

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

RESULTS OF OPERATIONS

Three Months Ended October 29, 2022 (second quarter of fiscal 2023) compared to Three Months Ended October 30, 2021 (second quarter of fiscal 2022)

Net sales for the second quarter of fiscal 2023 increased 5.8% to $299.6 million from $283.2 million for the second quarter of fiscal 2022. The increase in sales resulted primarily from a 10.3% increase in average selling price per case with volume declining in total by 4.1%.  Both Power+ Brands and carbonated soft drinks experienced volume declines in the quarter.

Gross profit for the second quarter of fiscal 2023 was $100.0 million compared to $101.5 million for the second quarter of fiscal 2022. The decrease in gross profit is due to increased packaging, ingredients and freight costs.  These cost increases were partially offset by the increase in average selling price.  Cost of sales per case increased 2.7% and gross margin decreased to 33.4% from 35.8% for the second quarter of fiscal 2022; gross margin improved from 31.2% reported in the first quarter of fiscal 2023.

Selling, general and administrative expenses for the second quarter of fiscal 2023 increased $3.1 million to $53.1 million from $49.9 million for the second quarter of fiscal 2022. The increase was primarily due to an increase in shipping and administrative costs partially offset by a decrease in marketing costs. As a percent of net sales, selling, general and administrative expenses increased slightly to 17.7% for the second quarter of fiscal 2023 from 17.6% for the second quarter of fiscal 2022.

Other income (expense)- net includes interest income of $151 thousand for the second quarter of fiscal 2023 and $49 thousand for the second quarter of fiscal 2022. The increase in interest income is due a higher return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.3% for the second quarter of fiscal 2023 and 23.8% for the second quarter of fiscal 2022. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 29, 2022 (first six months of fiscal 2023) compared to Six Months Ended October 30, 2021 (first six months of fiscal 2022)

Net sales for the first six months of fiscal 2023 increased 3.8% to $617.8 million from $594.9 million for the first six months of fiscal 2022. The increase in sales resulted primarily from a 10.3% increase in average selling price per case with volume declining in total by 5.8% .  Both Power+ Brands and carbonated soft drinks experienced volume declines.

Gross profit for the first six months of fiscal 2023 decreased to $199.4 million from $226.3 million for the first six months of fiscal 2022. The decline in gross profit is due to increased packaging, ingredients and labor costs offset in part by increased average selling price.  Cost of sales per case increased 6.4% and gross margin decreased to 32.3% from 38.0% for the first six months of fiscal 2022.

Selling, general and administrative expenses for the first six months of fiscal 2023 increased $1.6 million to $106.0 million from $104.4 million for the first six months of fiscal 2022. The increase was primarily due to an increase in shipping and administrative costs partially offset by a decrease in marketing costs. As a percent of net sales, selling, general and administrative expenses decreased to 17.2% from 17.5% for the first six months of fiscal 2022.

Other income includes interest income of $175 thousand for the first six months of fiscal 2023 and $97,000 for the first six months of fiscal 2022. The increase in interest income is due to a higher return on investments.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first six months of fiscal 2023 and 23.6% for the first six months of fiscal 2022. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 29, 2022, we maintained $150 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.5 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $44.6 million for the first six months of fiscal 2023 compared to an increase of $79.4 million for the first six months of fiscal 2022. The Company repaid $30 million of outstanding indebtedness in the first quarter of 2023.

Net cash provided by operating activities for the first six months of fiscal 2023 was $82.2 million compared to $86.0 million for the six months of fiscal 2022. For the first six months of fiscal 2023, cash flow provided by operating activities was principally provided by net income of $71.5 million, depreciation and amortization of $10.4 million, and amortization of operating lease right of use assets of $6.6 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first six months of fiscal 2023 reflects capital expenditures of $8.0 million, compared to capital expenditures of $6.6 million for the first six months of fiscal 2022. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2023 capital expenditures will be comparable to fiscal 2022 levels

Financial Position

At October 29, 2022, our working capital increased to $151.0 million from $129.2 million at April 30, 2022. The current ratio was 2.0 to 1 at October 29, 2022 compared to 1.9 to 1 at April 30, 2022. Trade receivables increased $6.9 million and days sales outstanding increased to 30.5 from 30.0. Inventories decreased $14.9 million and inventory turns improved to 9.2 times from 8.2 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.18	NewBevCo- Fifth Amendment to Second Amended and Restated Credit Agreement

10.19	NewBevCo- Fifth Amendment of Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2022

National Beverage Corp.
(Registrant)

	By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)