Form 10-Q
period 2023-01-28
NATIONAL BEVERAGE CORP
filed 2023-03-09
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2023

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

The number of shares of registrant’s common stock outstanding as of March 6, 2023 was 93,352,946.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	January 28,	April 30,
	2023	2022
Assets
Current assets:
Cash and equivalents	$118,324	$48,050
Trade receivables - net	97,104	93,592
Inventories	93,591	103,318
Prepaid and other assets	14,899	29,560
Total current assets	323,918	274,520
Property, plant and equipment - net	142,968	144,258
Right-of-use assets	38,844	29,251
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,904	5,015
Total assets	$526,394	$467,804

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$68,988	$95,299
Accrued liabilities	44,175	39,090
Short-term lease obligations	11,892	10,543
Income taxes payable	467	387
Total current liabilities	125,522	145,319
Long-term debt	-	30,000
Deferred income taxes - net	24,589	23,823
Long-term lease obligations	28,987	20,703
Other liabilities	7,792	8,521
Total liabilities	186,890	228,366
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,727,058 shares issued (101,712,358 shares at April 30)	1,017	1,017
Additional paid-in capital	40,204	39,405
Retained earnings	322,042	216,181
Accumulated other comprehensive income	324	6,918
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	339,504	239,438
Total liabilities and shareholders' equity	$526,394	$467,804

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022

Net sales	$268,483	$258,923	$886,233	$853,793

Cost of sales	173,561	165,124	591,914	533,738

Gross profit	94,922	93,799	294,319	320,055

Selling, general and administrative expenses	50,488	53,103	156,484	157,470

Operating income	44,434	40,696	137,835	162,585

Other income (expense)- net	482	(81)	484	(103)

Income before income taxes	44,916	40,615	138,319	162,482

Provision for income taxes	10,555	9,547	32,458	38,314

Net income	$34,361	$31,068	$105,861	$124,168

Earnings per common share:
Basic	$.37	$.33	$1.13	$1.33
Diluted	$.37	$.33	$1.13	$1.33

Weighted average common shares outstanding:
Basic	93,353	93,329	93,345	93,319
Diluted	93,611	93,611	93,604	93,608

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022

Net income	$34,361	$31,068	$105,861	$124,168

Other comprehensive income (loss), net of tax:
Cash flow hedges	9,856	7,984	(6,594)	5,271

Comprehensive income	$44,217	$39,052	$99,267	$129,439

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)
	Three Months Ended				Nine Months Ended
	January 28, 2023		January 29, 2022		January 28, 2023		January 29, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,726	1,017	101,696	1,017	101,712	1,017	101,676	1,016
Stock options exercised	1	-	13	-	15		33	1
End of Period	101,727	1,017	101,709	1,017	101,727	1,017	101,709	1,017

Additional Paid-In Capital
Beginning of period		40,032		38,836		39,405		38,375
Stock options exercised		7		181		292		292
Stock-based compensation		165		174		507		524
End of period		40,204		39,191		40,204		39,191

Retained Earnings
Beginning of period		287,681		430,772		216,181		337,672
Net income		34,361		31,068		105,861		124,168
Common stock cash dividend		-		(280,003)		-		(280,003)
End of period		322,042		181,837		322,042		181,837

Accumulated Other Comprehensive Income
Beginning of period		(9,532)		304		6,918		3,017
Cash flow hedges, net of tax		9,856		7,984		(6,594)		5,271
End of period		324		8,288		324		8,288

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$339,504		$206,250		$339,504		$206,250

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
	Nine Months Ended
	January 28,	January 29,
	2023	2022
Operating Activities:
Net income	$105,861	$124,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,552	13,711
Deferred income tax provision (benefit)	3,266	(283)
Loss on sale of property, net	20	11
Stock-based compensation	507	524
Amortization of operating right of use assets	9,946	10,117
Changes in assets and liabilities:
Trade receivables	(3,512)	4,270
Inventories	9,727	(17,199)
Operating lease right of use assets	(19,539)	(5,827)
Prepaid and other assets	1,832	(4,730)
Accounts payable	(26,311)	(20,236)
Accrued and other liabilities	5,271	(7,724)
Operating lease liabilities	9,633	(4,250)
Net cash provided by operating activities	112,253	92,552

Investing Activities:
Additions to property, plant and equipment	(12,282)	(16,059)
Proceeds from sale of property, plant and equipment	11	1
Net cash used in investing activities	(12,271)	(16,058)

Financing Activities:
(Repayments) borrowings under Loan Facility	(30,000)	50,000
Proceeds from stock options exercised	292	292
Dividend paid	-	(280,003)
Net cash used in financing activities	(29,708)	(229,711)

Net Increase (Decrease) in Cash and Equivalents	70,274	(153,217)

Cash and Equivalents - Beginning of Period	48,050	193,589

Cash and Equivalents - End of Period	$118,324	$40,372

Other Cash Flow Information:
Interest paid	$291	$189
Income taxes paid	$27,411	$42,401

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market.  Inventories at January 28, 2023 were comprised of finished goods of $50.9 million and raw materials of $42.7 million. Inventories at April 30, 2022 were comprised of finished goods of $58.6 million and raw materials of $44.7 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $10.4 million for the three months ended January 28, 2023 and $12.9 million for the three months ended January 29, 2022. Marketing costs were $31.0 million for the nine months ended January 28, 2023, and $36.0 million for the nine months ended January 29, 2022.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $20.2 million for the three months ended January 28, 2023 and $21.1 million for the three months ended January 29, 2022. Shipping and handling costs were $65.8 million for the nine months ended January 28, 2023 and $65.5 million for the nine months ended January 29, 2022. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 28,	April 30,
	2023	2022
Land	$9,835	$9,835
Buildings and improvements	70,076	65,697
Machinery and equipment	283,352	277,163
Total	363,263	352,695
Less accumulated depreciation	(220,295)	(208,437)
Property, plant and equipment – net	$142,968	$144,258

Depreciation expense was $4.5 million and $13.5 million for the three and nine months ended January 28, 2023, respectively, and $3.8 million and $11.6 million for the three and nine months ended January 29, 2022, respectively.

3. DEBT

At January 28, 2023, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.5% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at January 28, 2023 or April 30, 2022. At January 28, 2023, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). The Loan Facility expires December 31, 2023 and borrowings bear interest at .95% above the adjusted daily SOFR. Since closing the Loan Facility, $50 million was borrowed and $30 million was outstanding at April 30, 2022. There were no borrowings outstanding under the Loan Facility at January 28, 2023.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the loan agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At January 28, 2023, the subsidiary was in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the nine months ended January 28, 2023, options to purchase 14,700 shares were exercised at weighted average exercise prices of $19.83. At January 28, 2023, options to purchase 521,900 shares of common stock at a weighted average exercise price of $18.94 per share were outstanding and stock-based awards to purchase 5,387,005 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as a cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI:

	(In thousands)
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Recognized in AOCI:
Gain (loss) before income taxes	$10,918	$11,007	$(14,419)	$11,980
Less income tax provision	2,612	2,633	(3,449)	2,866
Net	$8,306	$8,374	$(10,970)	$9,114
Reclassified from AOCI to cost of sales:
(Loss) gain before income taxes	$(2,036)	$512	$(5,750)	$5,052
Less income tax (benefit) provision	(486)	122	(1,374)	,1,209
Net	$(1,550)	$390	$(4,376)	$3,843
Net change to AOCI	$9,856	$7,984	$(6,594)	$5,271

As of January 28, 2023, the notional amount of our outstanding aluminum swap contracts was $61.0 million and, assuming no change in commodity prices, $395,000 of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of January 28, 2023, the fair value of the derivative asset was $1.2 million, which was included in prepaid and other assets and the fair value of the derivative liability was $1.6 million, which was included in accrued liabilities.  At April 30, 2022, the fair value of the derivative asset was $8.8 million, which was included in prepaid and other assets.  Such valuation does not entail a significant amount of judgment as the significant inputs to the fair value measurement are Level 2 as defined by the fair value hierarchy in that they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings, machinery and equipment which expire at various dates through January 2030. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended January 28, 2023 and January 29, 2022 was $3.6 million and $3.5 million, respectively. Operating lease cost was $10.7 million for the nine months ended January 28, 2023 and $11.1 million for the nine months ended January 29, 2022. As of January 28, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.4 years and 3.03%, respectively. As of April 30, 2022, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.0 years and 3.08%, respectively. Cash payments were $3.7 million for operating leases for the three months ended January 28, 2023 and January 29, 2022. Cash payments totaled $10.8 million for the nine months ended January 28, 2023 and $11.3 million for the nine months ended January 29, 2022.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 28, 2023:

(In thousands)
Fiscal 2023 (remainder)	$3,284
Fiscal 2024	12,054
Fiscal 2025	9,118
Fiscal 2026	7,290
Fiscal 2027	6,347
Thereafter	5,631
Total minimum lease payments including interest	43,724
Less: Amounts representing interest	(2,845)
Present value of minimum lease payments	40,879
Less: Current portion of lease liabilities	(11,892)
Non-current portion of lease liabilities	$28,987

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

RESULTS OF OPERATIONS

Three Months Ended January 28, 2023 (third quarter of fiscal 2023) compared to

Three Months Ended January 29, 2022 (third quarter of fiscal 2022)

Net sales for the third quarter of fiscal 2023 increased 3.7% to $268.5 million from $258.9 million for the third quarter of fiscal 2022. The increase in sales resulted primarily from a 6.9% increase in average selling price per case, partially offset by a 3.0% decline in case volume primarily due to reduced carbonated soft drink volume.

Gross profit for the third quarter of fiscal 2023 increased to $94.9 million from $93.8 million for the third quarter of fiscal 2022. The increase in gross profit is due to the increase in average selling price, partially offset by increased packaging and ingredient costs.  The cost of sales per case increased 8.4% and gross margin decreased to 35.4% from 36.2% for the third quarter of fiscal 2022.  Although costs per case remain elevated, the third quarter of 2023 is the second consecutive quarter of declining costs per case.

Selling, general and administrative expenses for the third quarter of fiscal 2023 decreased $2.6 million to $50.5 million from $53.1 million for the third quarter of fiscal 2022. The decrease was primarily due to a decrease in marketing and shipping costs.  The decline in marketing costs was primarily due to reduced programs with retail partners.  As a percent of net sales, selling, general and administrative expenses decreased to 18.8% from 20.5% for the third quarter of fiscal 2022.

Other income (expense), net includes interest income of $369,000 for the third quarter of fiscal 2023 and $39,000 for the third quarter of fiscal 2022. The increase in interest income is due to a higher return on lower average investment balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the third quarter of fiscal 2023 and fiscal 2022. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Months Ended January 28, 2023 (first nine months of fiscal 2023) compared to

Nine Months Ended January 29, 2022 (first nine months of fiscal 2022)

Net sales for the first nine months of fiscal 2023 increased 3.8% to $886.2 million from $853.8 million for the first nine months of fiscal 2022. The increase in sales resulted primarily from a 9.3% increase in average selling price per case and a 5.0% decline in case volumes which impacted both Power+ Brands and carbonated soft drinks.

Gross profit for the first nine months of fiscal 2023 decreased to $294.3 million from $320.1 million for the first nine months of fiscal 2022. The cost of sales per case increased 16.7% and gross margin decreased to 33.2% from 37.5% for the first nine months of fiscal 2022. The decrease in gross margin is due to increased packaging, ingredients and labor costs offset in part by increased average selling prices.

Selling, general and administrative expenses for the first nine months of fiscal 2023 decreased $986,000 to $156.5 million from $157.5 million for the first nine months of fiscal 2022. The decrease was primarily due to decreased marketing costs, partially offset by increased shipping and administrative costs.  The decline in marketing costs was primarily due to reduced programs with retail partners.  As a percent of net sales, selling, general and administrative expenses increased to 17.7% from 18.4% for the first nine months of fiscal 2022.

Other income (expense), net includes interest income of $544,000 for the first nine months of fiscal 2023 and $136,000 for the first nine months of fiscal 2022. The increase in interest income is due to a higher return on lower average investment balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first nine months of fiscal 2023 and 23.6% for the first nine months of fiscal 2022. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 28, 2023, we maintained $150 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $70.3 million for the nine months of fiscal 2023 compared to a decrease of $153.2 million for the nine months of fiscal 2022.

Net cash provided by operating activities for the first nine months of fiscal 2023 amounted to $112.3 million compared to $92.6 million for the nine months of fiscal 2022. Net cash provided by operating activities for the first nine months of fiscal 2023 was principally provided by net income of $105.9 million, depreciation and amortization of $15.6 million, and amortization of operating right of use assets of $9.9 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first nine months of fiscal 2023 reflects capital expenditures of $12.3 million, compared to capital expenditures of $16.1 million for the first nine months of fiscal 2022. We intend to continue production capacity and efficiency improvement projects, and expect fiscal 2023 capital expenditures to be lower than fiscal 2022 levels.

Financial Position

At January 28, 2023, our working capital increased to $198.4 million compared to $129.2 million at April 30, 2022. The current ratio was 2.6 to 1 at January 28, 2023 compared to 1.9 to 1 at April 30, 2022. Trade receivables increased $3.5 million and days sales outstanding increased to 32.9 from 30.0. Inventories decreased $9.7 million and inventory turns improved to 8.5 times from 8.2 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.18	NewBevCo- Fifth Amendment to Second Amended and Restated Credit Agreement(1)

10.19	NewBevCo- Fifth Amendment of Second Amended and Restated Credit Agreement(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended dated October 29, 2022 and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2023

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)