Form 10-K
period 2023-04-29
NATIONAL BEVERAGE CORP
filed 2023-06-28
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 29, 2023

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

Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:  Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $46.78 on October 28, 2022 was approximately $1.1 billion.

The number of shares of Registrant’s common stock outstanding as of June 26, 2023 was 93,353,546.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

Power+ Brands –

LaCroix

Continual flavor and packaging innovations for LaCroix in recent years include the unique flavor of Cherry Blossom – a botanical twist of sweet and just a ‘kiss’ of tart. The distinctive taste and stunning packaging of Cherry Blossom conveys the ‘Dazzling Taste of Spring!’ The launch of Cherry Blossom featured an integrated effort involving social and outdoor media, spot radio, consumer sampling and attractive retail in-store displays. In June 2022, PEOPLE Magazine recognized LaCroix Cherry Blossom as the winner of the Flavored Water Category in the PEOPLE’s Food Awards 2022. PEOPLE described Cherry Blossom as “spring in a can…with fruity, lightly floral notes.”

Cherry Blossom joined the innovative trio of Beach Plum, Black Razzberry and Guava São Paulo launched in the fourth quarter of fiscal year 2021. Beach Plum excites the imagination and inspires dreams of summer with the delectable coolness of the luscious fruit native to the east coast of the U.S.; the sweet twist of Black Razzberry makes taste buds sing with decadent, smooth and irresistible fruit flavor; and consumers savor the sweet tropical delicacy and vibrant essence of Guava São Paulo.

Other successful LaCroix additions include Hi-Biscus, a unique flavor that adds the delicate essence of the hibiscus flower to sparkling water; the enticing savor of LimonCello, which instantly transports fans to the Italian Riviera; and the refreshing taste of Pastèque, which captures the lusciousness of a sweet picnic watermelon.

LaCroix’s dynamic ‘theme’ LaCroix Cúrate® (‘Cure Yourself’) celebrates French sophistication with Spanish zest and bold flavor pairings. Packaged in sleek 12 oz. tall cans, popular flavors include Cerise Limón, which pairs sweet cherry with tangy lime for a tasteful infusion that tickles the senses; Piña Fraise, an aromatic combination of pineapple and ripe strawberries that creates a tropical blend delight; and Múre Pepino, which combines sweet and sour blackberry notes with crisp cucumber to create a sensory and taste sensation.

Additional LaCroix flavors are in development that will continue to feature unique packaging and flavor concepts designed to capitalize on LaCroix brand loyalty and popularity of the sparkling water category.

Everfresh and Mr. Pure

Everfresh Premier Varietals, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady.

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors. Clear Fruit is available in 14 delicious flavors, including consumer favorites Cherry Blast, Strawberry Watermelon, and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

Carbonated Soft Drinks –

Many of our carbonated soft drink brands enjoy a regional identification that we believe fosters long-term consumer loyalty and makes them more competitive as a consumer choice. In addition, products produced locally often generate retailer-sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

In recent years, we reformulated many of our brands to reduce caloric content while still preserving their time-tested flavor profiles. Our brands, optically and ingredient-wise, are continually evolving. We always strive to make all our drinks healthier while maintaining their iconic taste profiles.

PRODUCTION

We believe the innovative and controlled vertical integration of our production facilities provides an advantage over certain of our competitors that rely on independent third-party bottlers to manufacture and market their products. Since we control all production, distribution and marketing of our brands, we believe we can more effectively manage quality control and consumer appeal while responding quickly to changing market conditions.

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

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, hotels and food-service wholesalers. Also, our Company-owned direct-store delivery fleet distributes products to schools and food-service locations.

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe vending and cooler equipment expands on-site visual trial, thereby increasing sales and enhancing brand awareness.

SALES AND MARKETING

Our marketing emphasizes programs designed to reach consumers directly through innovative digital marketing, digital social marketing, social media engagement, sponsorships and creative content. We are focused on increasing our digital presence and capabilities to further enhance the consumer experience across our brands. We periodically retain agencies to assist with social media content creative and platform selection for our brands.

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

Substantially all of the materials and ingredients we purchase are available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, national emergencies, quality, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. A significant portion of our raw material purchases, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide commodity market conditions. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, minimum purchase quantities and/or the requirement to purchase all supplies for specified locations. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

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

HUMAN CAPITAL

As of April 29, 2023, we employed approximately 1,593 people, of which 374 are covered by collective bargaining agreements. These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve. We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and expressions of gender and sexual identity. Approximately 62 percent and 24 percent of our employee base identify as persons of color or female, respectively.

Our compensation programs are designed to ensure we attract and retain talent while maintaining alignment with market compensation. We utilize a mix of short-term incentive programs throughout the organization and provide long-term incentive programs to more senior employees generally through stock-based compensation programs. We offer competitive employee benefits that are effective in attracting and retaining talent and are designed to support the physical, mental and financial health of our employees. Our employee benefits program includes comprehensive health, dental, life and disability, and profit-sharing benefits.

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

During the COVID-19 pandemic, we took comprehensive measures to safeguard the well-being of our employees. These measures included enhanced sanitation procedures, physical distancing, and other health protocols. We continue to monitor the health and safety of our work force.

SUSTAINABILITY

National Beverage Corp. is dedicated to sustainable operations and responsible business initiatives. All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands. In addition, the majority of our products are delivered through the warehouse distribution system which provides more efficient and lower greenhouse gas emissions than direct-store delivery systems.

Water is critical to our business, and we periodically conduct water quality assessments on a variety of measurements. All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are in aluminum cans, which generally contain approximately 73% recycled material. Each of our facilities has programs in place designed to minimize the use of water, energy, and other natural resources.

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

ITEM 1A.         RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair our business, financial position, results of operations and cash flows.

Brand image and consumer preferences. Our beverage portfolio is comprised of a number of unique brands with reputations and consumer loyalty that have been built over time. Our investments in social media and marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, may tarnish our reputation and brand image and cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer trends, health concerns and product preferences, our financial position could be adversely affected.

Competition. The beverage industry is extremely competitive. Our products compete with a broad range of beverage products, most of which are manufactured and distributed by companies with substantially greater financial, marketing and distribution resources. Discounting and other actions by our competitors could adversely affect our ability to sustain revenues and profits.

Customer relationships. Our retail customer base has been consolidating over many years resulting in fewer customers with increased purchasing power. This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers. Additionally, e-commerce transactions and value stores are experiencing rapid growth. Our inability to adapt to customer requirements could lead to a loss of business and adversely affect our financial position.

Raw materials and energy. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, diesel fuel, carbon dioxide and electricity. These items are subject to supply chain disruptions and price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these increases on to our customers or may incur a loss in sales volume to the extent price increases are taken. In addition, strikes, weather conditions, governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or their availability is limited, our financial position could be adversely affected.

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as additional taxes on soft drinks and other sweetened beverages. Compliance with or changes in existing laws or regulations could require material expenses and negatively affect our financial position.

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

ITEM 3.         LEGAL PROCEEDINGS

The Company has been named in certain legal proceedings, including those containing class action allegations. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.

At June 16, 2023, there were approximately 40,200 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

In the last five fiscal years, the Company paid special cash dividends on Common Stock as follows:

●	$280.0 million ($3.00 per share) on December 29, 2021;
●	$279.9 million ($3.00 per share) on January 29, 2021; and
●	$135.2 million ($1.45 per share) on January 29, 2019;

Our Board of Directors has authorized a program to repurchase 3.2 million shares of our common stock of which approximately 1.9 million shares remain available and authorized for repurchases.

Performance Graph

The following graph shows a comparison of the five-year cumulative return of an investment of $100 cash on April 28, 2018, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the Dow Jones US Soft Drinks Index and the S&P 500 Index.

Total Returns Index For:	4/28/2018	4/27/2019	5/02/2020	5/01/2021	4/30/2022	4/29/2023

National Beverage Corp.	100.00	66.22	57.66	119.05	114.71	129.34

NASDAQ Composite - Total Return	100.00	115.49	123.51	201.97	179.59	179.63

Dow Jones US Soft Drinks Index	100.00	120.32	121.91	148.37	177.04	191.45

S&P 500 Index - Total Return	100.00	112.33	110.37	165.75	166.10	170.53

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended April 29, 2023 (Fiscal 2023) and April 30, 2022 (Fiscal 2022) items and year-to-year comparisons between Fiscal 2023 and Fiscal 2022. Discussions of fiscal year ended May 1, 2021 (Fiscal 2021) items and year-to-year comparisons between Fiscal 2022 and Fiscal 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2022, which is available free of charge on our website at www.nationalbeverage.com.

Net Sales

Net sales for Fiscal 2023 increased 3.1% to $1,173 million compared to $1,138 million for Fiscal 2022. The increase in sales resulted from a 8.4% increase in average selling price offset in part by a 4.9% decline in case volume, which impacted both Power+Brands and carbonated soft drinks.

Gross Profit

Gross profit for Fiscal 2023 was $396.8 million compared to $417.8 million for Fiscal 2022. The average cost per case increased 13.4% and gross margin decreased to 33.8% from 36.7% for Fiscal 2022. The decrease in gross margin is due to increases in packaging, ingredients and freight costs offset in part by increased average selling price. Gross profit per case was flat.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1 of Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $210 million for both Fiscal 2023, and Fiscal 2022. Marketing and shipping costs declined and were offset by increased administrative costs. The decline in marketing costs was primarily due to reduced programs with retail partners. As a percent of net sales, selling, general and administrative expenses declined to 17.9% from 18.4% in Fiscal 2022.

Other (Expense) Income - Net

Other (expense) income, net includes interest income of $2.3 million for Fiscal 2023 and $.1 million for Fiscal 2022.  The increase in interest income is due to increased average invested balances and higher return on investments.

Income Taxes

Our effective tax rate was 23.7% for Fiscal 2023 and 23.6% for Fiscal 2022. The differences between the effective rate and the federal statutory rate of 21% were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At April 29, 2023, we had $158.1 million in cash and cash equivalents and maintained $150 million in unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 of Notes to the Consolidated Financial Statements.

Expenditures for property, plant and equipment amounted to $22.0 million for Fiscal 2023 primarily for capital projects to expand our capacity, enhance sustainability and packaging capabilities and improve efficiencies at our production facilities. We intend to continue capacity and efficiency improvement projects in Fiscal 2024 and expect capital expenditures to be comparable to Fiscal 2022.

Pursuant to a management agreement, we incurred a fee to Corporate Management Advisors, Inc. (CMA) of $11.9 million for Fiscal 2023 and $11.4 million for Fiscal 2022. Included in current liabilities were amounts due CMA of $2.9 million at April 29, 2023 and $4.0 million at April 30, 2022. See Note 6 of Notes to the Consolidated Financial Statements.

Cash Flows

During Fiscal 2023, $161.7 million was provided by operating activities, $22.0 million was used in investing activities and $29.7 million was used in financing activities. Cash provided by operating activities increased $28.5 million due to reduced net working capital other than cash, change in deferred taxes offset in part by lower net income. Cash used in investing activities decreased $7.1 million due to lower capital expenditures. Cash used in financing activities includes a $30 million repayment of our Loan Facility.

Financial Position

During Fiscal 2023, our working capital increased $92.9 million to $222.1 million. The increase in working capital resulted from increased cash and equivalents generated by operations, increased trade receivables offset in part by lower inventories and reduced income tax prepayments. Trade receivables increased $11.3 million and days sales outstanding was 33.3 days at April 29, 2023 compared to 30 days at April 30, 2022. Inventories decreased $9.7 million as a result of the reduced quantities of finished goods and raw materials. Annual inventory turns decreased to 7.9 from 8.2 times. At April 29, 2023, the current ratio was 2.5 to 1 compared to 1.9 to 1 at April 30, 2022.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 29, 2023 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$44,674	$12,798	$17,903	$10,304	$3,669
Purchase commitments	19,535	19,535	-	-	-

Total	$64,209	$32,333	$17,903	$10,304	$3,669

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions were $3.8 million for Fiscal 2023 and $4.0 million for Fiscal 2022. See Note 11 of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2024 and are expected to be renewed.

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

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if we believe such assets may be impaired. An impairment loss is written down to its estimated fair market value based on discounted future cash flows.

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

Interest Rates

At April 29, 2023, the Company had no borrowings outstanding. Based on a 1 percentage point increase, interest rates would have increased interest expense by $.1 million in Fiscal 2023. We are also subject to interest rate risk related to our investment in highly liquid short duration investment securities. These investments are managed with the guidelines of the Company’s investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 29,	April 30,
	2023	2022
Assets
Current assets:
Cash and equivalents	$158,074	$48,050
Trade receivables - net	104,918	93,592
Inventory	93,578	103,318
Prepaid and other assets	9,835	29,560
Total current assets	366,405	274,520
Property, plant and equipment - net	148,423	144,258
Right of use assets- net	39,506	29,251
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,248	5,015
Total assets	$574,342	$467,804

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$85,106	$95,299
Accrued liabilities	47,318	39,090
Operating lease liabilities	11,745	10,543
Income taxes payable	152	387
Total current liabilities	144,321	145,319
Long-term debt	-	30,000
Deferred income taxes - net	19,814	23,823
Operating lease liability - non current	29,782	20,703
Other liabilities	7,938	8,521
Total liabilities	201,855	228,366
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,727,658 and 101,712,358 shares issued, respectively	1,017	1,017
Additional paid-in capital	40,393	39,405
Retained earnings	358,345	216,181
Accumulated other comprehensive (loss) income	(3,185)	6,918
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	372,487	239,438
Total liabilities and shareholders' equity	$574,342	$467,804

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	April 29,	April 30,	May 1,
	2023	2022	2021

Net sales	$1,172,932	$1,138,013	$1,072,210

Cost of sales	776,143	720,208	650,594

Gross profit	396,789	417,805	421,616

Selling, general and administrative expenses	210,105	209,949	193,791

Operating income	186,684	207,856	227,825

Other (expense) income - net	(242)	(260)	312

Income before income taxes	186,442	207,596	228,137

Provision for income taxes	44,278	49,084	53,991

Net income	$142,164	$158,512	$174,146

Earnings per common share:
Basic	$1.52	$1.70	$1.87
Diluted	$1.52	$1.69	$1.86

Weighted average common shares outstanding:
Basic	93,347	93,323	93,280
Diluted	93,608	93,599	93,620

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 29,	April 30,	May 1,
	2023	2022	2021

Net income	$142,164	$158,512	$174,146

Other comprehensive income, net of tax:

Cash flow hedges	(10,130)	3,882	7,930

Other	27	19	507

Total	(10,103)	3,901	8,437

Comprehensive income	$132,061	$162,413	$182,583

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Fiscal Year Ended
	April 29, 2023		April 30, 2022		May 1, 2021
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,712	1,017	101,676	1,016	101,606	1,016
Stock options exercised	15	-	36	1	70	-
End of year	101,727	1,017	101,712	1,017	101,676	1,016
Additional Paid-In Capital
Beginning of year		39,405		38,375		37,422
Stock options exercised		311		335		491
Stock-based compensation		677		695		462
End of year		40,393		39,405		38,375
Retained Earnings
Beginning of year		216,181		337,672		443,402
Net income		142,164		158,512		174,146
Common stock cash dividend		-		(280,003)		(279,876)
End of year		358,345		216,181		337,672
Accumulated Other Comprehensive (Loss) Income
Beginning of year		6,918		3,017		(5,420)
Cash flow hedges		(10,130)		3,882		7,930
Other		27		19		507
End of year		(3,185)		6,918		3,017
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)
Repurchase of common stock	-	-	-	-	-	-
	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$372,487		$239,438		$355,997

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 29,	April 30,	May 1,
	2023	2022	2021
Operating Activities:
Net income	$142,164	$158,512	$174,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,041	18,544	18,097
Deferred income taxes	(821)	5,326	(132)
Loss (gain) on disposal of property, net	141	(7)	114
Stock-based compensation	677	695	462
Amortization of operating right of use assets	13,240	13,258	13,060
Changes in assets and liabilities:
Trade receivables	(11,326)	(7,150)	(1,521)
Inventories	9,740	(31,838)	(7,998)
Operating lease right of use assets	(23,495)	(6,054)	(11,092)
Prepaid and other assets	15,472	(5,084)	35
Accounts payable	(10,193)	6,545	14,385
Accrued and other liabilities	(4,256)	(12,444)	(4,524)
Operating lease liabilities	10,281	(7,170)	(1,262)
Net cash provided by operating activities	161,665	133,133	193,770

Investing Activities:
Additions to property, plant and equipment	(21,979)	(29,015)	(25,308)
Proceeds from sale of property, plant and equipment	27	11	(6)
Net cash used in investing activities	(21,952)	(29,004)	(25,314)

Financing Activities:
Borrowing under loan facility	-	50,000	-
Repayments under loan facility	(30,000)	(20,000)	-
Dividends paid on common stock	-	(280,003)	(279,876)
Proceeds from stock options exercised	311	335	491
Net cash used in financing activities	(29,689)	(249,668)	(279,385)

Net Increase (Decrease) in Cash and Equivalents	110,024	(145,539)	(110,929)
Cash and Equivalents - Beginning of Year	48,050	193,589	304,518
Cash and Equivalents - End of Year	$158,074	$48,050	$193,589

Other Cash Flow Information:
Interest paid	$315	$371	$148
Income taxes paid	$37,831	$51,958	$63,357

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal year ended April 29, 2023 (Fiscal 2023), April 30, 2022 (Fiscal 2022) and May 1, 2021 (Fiscal 2021) all consisted of 52 weeks.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 261,000 shares in Fiscal 2023, 276,000 shares in Fiscal 2022, and 340,000 shares in Fiscal 2021.

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

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 29, 2023, and April 30, 2022, other liabilities included accruals of $5.5 million and $5.9 million, respectively, for estimated non-current risk retention exposures, of which $4.1 million and $4.6 million, respectively, was covered by insurance at both dates and included as a component of non-current other assets.

Intangible Assets

Intangible assets at April 29, 2023 and April 30, 2022 consisted of non-amortizable acquired trademarks.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances. Inventories at April 29, 2023 were comprised of finished goods of $54.3 million and raw materials of $39.2 million. Inventories at April 30, 2022 were comprised of finished goods of $58.6 million and raw materials of $44.7 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $44.1 million in Fiscal 2023, $47.6 million in Fiscal 2022 and $43.4 million in Fiscal 2021.

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

Revenue Recognition

Revenue is recognized upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit; however smaller direct -store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates and reserves for bad debt exposure based on our experience with past due accounts, collectability and our analysis of customer data.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Such costs aggregated $86.8 million in Fiscal 2023, $87.7 million in Fiscal 2022 and $75.5 million in Fiscal 2021. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

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

	(In thousands)
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Balance at beginning of year	$559	$1,140	$1,350
Net charge (credit) to expense	11	(581)	(138)
Net charge-off	(47)	-	(72)
Balance at end of year	$523	$559	$1,140

At April 29, 2023 and April 30, 2022, the Company had no customer that comprised more than 10% of trade receivables. No customer accounted for more than 10% of net sales during any of the last three fiscal years.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

2.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 29, 2023 and April 30, 2022 consisted of the following:

	(In thousands)
	2023	2022
Land	$9,835	$9,835
Buildings and improvements	70,615	65,697
Machinery and equipment	289,567	277,163
Total	370,017	352,695
Less accumulated depreciation	(221,594)	(208,437)
Property, plant and equipment – net	$148,423	$144,258

Depreciation expense was $17.7 million for Fiscal 2023, $15.8 million for Fiscal 2022 and $14.8 million for Fiscal 2021.

3.	ACCRUED LIABILITIES

Accrued liabilities at April 29, 2023 and April 30, 2022 consisted of the following:

	(In thousands)
	2023	2022
Accrued compensation	$13,036	$12,079
Accrued promotions	15,865	10,826
Accrued freight	2,819	3,729
Accrued insurance	2,498	2,778
Recycling deposits	5,123	5,497
Other	7,977	4,181
Total	$47,318	$39,090

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through January 2029. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost was $14.4 million in Fiscal 2023, $14.5 million in Fiscal 2022 and $14.6 million in Fiscal 2021. The weighted-average remaining lease term and weighted average discount rate of operating leases was 4.34 years and 3.30%, respectively, at April 29, 2023 and 4.0 years and 3.08%, respectively, at April 30, 2022. Net cash provided by operations was impacted by $14.3 million for operating leases for the year ended April 29, 2023, $14.7 million for the year ended April 30, 2022 and $14.1 million for the year ended May 1, 2021.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases at April 29, 2023:

(In thousands)
Fiscal 2024	$12,798
Fiscal 2025	9,864
Fiscal 2026	8,039
Fiscal 2027	7,105
Fiscal 2028	3,199
Thereafter	3,669
Total minimum lease payments including interest	44,674
Less: Amounts representing interest	(3,147)
Present value of minimum lease payments	41,527
Less: Current portion of operating lease liabilities	(11,745)
Non-current portion of operating lease liabilities	$29,782

5.	DEBT

At April 29, 2023, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the Credit Facilities). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at April 29, 2023 or April 30, 2022. At April 29, 2023, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). Since closing the Loan Facility, $50 million was borrowed and $30 million remained outstanding at April 30, 2022.  There were no borrowings outstanding under the Loan Facility at April 29, 2023.  The Loan Facility expires December 31, 2023 and borrowings bear interest at .95% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the Credit Facilities), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 29, 2023, the Company was in compliance with all loan covenants.

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

CMA and the Company are joint owners of a corporate aircraft and pursuant to a joint ownership agreement, each party agreed to pay certain expenses associated with the use of the aircraft. During the past three years, the joint operating costs have averaged approximately $800 thousand per year and the Company’s lease payments for its ownership interest have averaged approximately $350 thousand per year.

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company, and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time to time award additional incentive compensation to CMA or its personnel. The Board of Directors on various occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $11.7 million for Fiscal 2023, $11.4 million for Fiscal 2022 and $10.7 million for Fiscal 2021. Included in current liabilities were amounts due CMA of $2.9 million at April 29, 2023 and $4.0 million at April 30, 2022.

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

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Recognized in AOCI-
(Loss) gain before income taxes	$(21,100)	$15,105	$12,973
Less income tax (benefit) provision	(5,047)	3,613	3,103
Net	(16,053)	11,492	9,870
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(7,785)	10,001	2,550
Less income tax (benefit) provision	(1,862)	2,391	610
Net	(5,923)	7,610	1,940
Net change to AOCI	$(10,130)	$3,882	$7,930

At April 29, 2023, the notional amount of our outstanding aluminum swap contracts was $60.9 million and, assuming no change in the commodity prices, $4.6 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

At April 29, 2023, the fair value of the derivative liability was $4.6 million, which was included in accrued liabilities. At April 30, 2022, the fair value of the derivative asset was $8.8 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Current	$48,287	$42,555	$51,520
Deferred	(4,009)	6,529	2,471
Total	$44,278	$49,084	$53,991

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities at April 29, 2023 and April 30, 2022 consisted of the following:

	(In thousands)
	2023	2022
Deferred tax assets:
Accrued expenses and other	$4,671	$3,306
Inventory and amortizable assets	545	325
Total deferred tax assets	5,216	3,631
Deferred tax liabilities:
Property	23,715	23,863
Intangibles and other	1,315	3,591
Total deferred tax liabilities	25,030	27,454
Net deferred tax liabilities	$19,814	$23,823

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	2.9	2.9
Other differences	( .2)	(.3)	(.2)
Effective income tax rate	23.7%	23.6%	23.7%

At April 29, 2023, the gross amount of unrecognized tax benefits was $2.1 million and $6 thousand was recognized as tax expense in Fiscal 2023. If the Company were to prevail on all uncertain tax positions, the net effect would be to reduce our tax expense by approximately $1.7 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	2023	2022	2021
Beginning balance	$2,079	$2,055	$1,974
Increases due to current period tax positions	75	114	150
Decreases due to lapse of statute of limitations and audit resolutions	(58)	(90)	(69)
Ending balance	$2,096	$2,079	$2,055

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. At April 29, 2023, unrecognized tax benefits included accrued interest of $249 thousand of which approximately $1 thousand was recognized as tax expense in Fiscal 2023.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2017 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for years ending after Fiscal 2016.

9.	LEGAL PROCEEDINGS

The Company has been named in certain legal proceedings, including those containing class action allegations. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. Stock options for 30,000 shares were granted in Fiscal 2022 and 266,500 shares in Fiscal 2021. No stock options were granted in Fiscal 2023. The weighted average Black-Scholes fair value assumptions for stock options granted were as follows: weighted average expected life of 6.5 years for Fiscal 2022 and 7.2 years for Fiscal 2021; weighted average expected volatility of 20.74% for Fiscal 2022 and 19.36% for Fiscal 2021; weighted average risk free interest rates of .82% for Fiscal 2022 and 3.85% for Fiscal 2021; and expected dividend yield of 2.48% for Fiscal 2022 and 1.3% for Fiscal 2021. The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2023:

	Number of Shares	Price (a)
Options outstanding, beginning of year	536,600	$18.97
Granted	-	-
Exercised	(15,300)	20.35
Cancelled	-	-
Options outstanding, end of year	521,300	18.13
Options exercisable, end of year	336,520	11.90

(a) Weighted average exercise price.

Stock-based compensation expense was $677,000 for Fiscal 2023, $695,000 for Fiscal 2022 and $462,000 for Fiscal 2021.

The total intrinsic value for stock options exercised was $360,000 for Fiscal 2023, $1.4 million for Fiscal 2022 and $1.9 million for Fiscal 2021. Net cash proceeds from the exercise of stock options were $311,000 for Fiscal 2023, $335,000 for Fiscal 2022 and $491,000 for Fiscal 2021. Stock based income tax benefits aggregated $67,000 for Fiscal 2023, $283,000 for Fiscal 2022 and $382,000 for Fiscal 2021.

At April 29, 2023, unrecognized compensation expense related to the unvested portion of stock options was $2.3 million, which is expected to be recognized over a remaining weighted average period of 5.4 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at April 29, 2023 was 3.1 years and $16.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at April 30, 2022 was 4.2 years and $10.8 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.8 million for Fiscal 2023, $4.0 million for Fiscal 2022 and $3.7 million for Fiscal 2021.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2023 and Fiscal 2022 is for the plans’ years ending December 31, 2021 and 2020, respectively.

PPA Zone Status
Pension Fund	Fiscal 2023	Fiscal 2022	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2021 and December 31, 2020, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreements for employees in the CSSS Fund and the WCT Fund expire on October 18, 2026 and May 14, 2024, respectively.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In thousands)
	Fiscal	Fiscal	Fiscal
Pension Fund	2023	2022	2021
CSSS Fund	$1,601	$1,462	$1,469
WCT Fund	768	817	746
Other multi-employer pension funds	197	181	166
Total	$2,566	$2,460	$2,381

12.	COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. At April 29, 2023, the Company had purchase commitments for raw materials of $14.0 million through 2024.

At April 29, 2023, the Company had purchase commitments for plant and equipment of $5.5 million anticipated to be completed in Fiscal 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of National Beverage Corp. and subsidiaries (the Company) as of April 29, 2023 and April 30, 2022, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 29, 2023, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 29, 2023 and April 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 29, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2006.

Fort Lauderdale, Florida

June 28, 2023

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at April 29, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

ITEM 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Reporting Compliance” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant at April 29, 2023:

Name	Age	Position with Company

Nick A. Caporella(1)	87	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	62	President

George R. Bracken(3)	78	Executive Vice President – Finance

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

Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders and may be removed at any time by the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	22
		Consolidated Statements of Income	23
		Consolidated Statements of Comprehensive Income	24
		Consolidated Statements of Shareholders’ Equity	25
		Consolidated Statements of Cash Flows	26
		Notes to Consolidated Financial Statements	27
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	39

	2.	Financial Statement Schedules	NA

	3.	Exhibits
		See Exhibit Index which follows.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(14)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	Amended and Restated Credit Agreement dated January 5, 2022 between NewBevCo and lender therein(11)

10.13	Loan Agreement dated December 21, 2021 between NewBevCo, Inc. and lender therein(12)

10.14	Second Amended and Restated Credit Agreement between NewBevCo, Inc. and lender therein(13)

Description

21	Subsidiaries of Registrant (15)

23	Consent of Independent Registered Public Accounting Firm (15)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 29, 2023 is formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________________

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.

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

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 28, 2018 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2022 and is incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 2022 and is incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by refernce.

(15)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: June 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 2023.

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