Form 10-K/A
period 2023-04-29
NATIONAL BEVERAGE CORP
filed 2023-07-11
CIK 69891

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares of Registrant’s common stock outstanding as of July 10, 2023 was 93,353,546.

RSM US LLP
Fort Lauderdale, Florida
PCAOB ID No. 49

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

National Beverage Corp. (the “Company”) is filing this Amendment No. 1 on Form 10‑K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 29, 2023 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 28, 2023, to provide certain information inadvertently omitted from Part I of Form 10-K.

As a result of a processing error by the third party responsible for the electronic transmission to the SEC, certain paragraphs of Item 1–Business (contained on pages 2 through 9) were not included in the Form 10-K. This Amendment revises Item 1 to include those paragraphs.

No changes have been made to the Form 10-K other than as described in the preceding paragraph. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

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

Creative Dynamics – In a beverage industry dominated by the “cola giants”, we pride ourselves on being able to respond faster and more creatively to consumer trends than competitors burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new market-leading concepts defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend-forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs.

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

Power+ Brands –

LaCroix

LaCroix Sparkling Water, our most significant brand, has uniquely redefined the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, LaCroix leads the premium domestic sparkling water category. Naturally-essenced, LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers.

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

Everfresh and Mr. Pure

Everfresh and Mr. Pure 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Premium Papaya, Pineapple Mango, Peach Watermelon and Island Punch. The brands’ signature package is a hot-filled, 16 oz. glass bottle designed for single-serve consumption.

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

Rip It

Rip It Energy Fuel is “Real Energy for Real People” with 20 unique flavors and two sugar-free options. In addition to all-time consumer favorites, Tribute, Citrus X, Cherry Lime and Power, Rip It launched three new ‘Re-Energizzed’ flavors in Fiscal 2023 - YOLO, a pineapple flavor that's savory, sweet, and charged with tropical zest; Melon Hi, a naturally flavored watermelon that is louder-than-life and Can’D Man, a sweet and wild cotton candy experience. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in six flavors is marketed in displayable package configurations. Rip It proudly supports military and first responder heroes at home and abroad.

Carbonated Soft Drinks –

Shasta has been recognized as a bottling industry pioneer and innovator for more than 130 years. Shasta features multiple flavors and has earned consumer loyalty by delivering value and convenience with unique taste. In Summer 2023, Shasta launched three all-time consumer favorites reformulated with Zero Sugar - Shasta Zero Sugar Tiki Punch, Zero Sugar California Dreamin’, and Zero Sugar Mountain Rush.

With more than 115 years of brand history, Faygo products include numerous unique flavors such as Red Pop, Moon Mist, Cotton Candy and Rock’n’Rye. Faygo is celebrated in the Midwest as the “The One True Pop.”

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

Competitive factors in the beverage industry include price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through novel innovation, key brand recognition, focused social media, innovative flavor variety, attractive packaging, efficient distribution methods, and, for some product lines, value pricing.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3.  Exhibits:

The exhibits listed in the Exhibit Index of the Form 10-K filed with the SEC on June 28, 2023 and this Amendment are filed with, or incorporated by reference in, this report. See additional exhibits below.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)
Date: July 11, 2023