Form 10-Q
period 2023-07-29
NATIONAL BEVERAGE CORP
filed 2023-09-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2023

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

The number of shares of registrant’s common stock outstanding as of September 6, 2023 was 93,354,146.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 29,	April 29,
	2023	2023
Assets
Current assets:
Cash and equivalents	$222,769	$158,074
Trade receivables - net	107,680	104,918
Inventory	92,999	93,578
Prepaid and other assets	8,025	9,835
Total current assets	431,473	366,405
Property, plant and equipment - net	149,300	148,423
Right of use assets- net	39,766	39,506
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,108	5,248
Total assets	$640,407	$574,342

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$87,323	$85,106
Accrued liabilities	48,734	47,318
Operating lease liabilities	11,876	11,745
Income taxes payable	8,898	152
Total current liabilities	156,831	144,321
Deferred income taxes - net	24,030	19,814
Operating lease liability - non current	29,911	29,782
Other liabilities	7,560	7,938
Total liabilities	218,332	201,855
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,727,658 issued at July 29, 2023 and April 29, 2023	1,017	1,017
Additional paid-in capital	40,561	40,393
Retained earnings	407,976	358,345
Accumulated other comprehensive loss	(3,396)	(3,185)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	422,075	372,487
Total liabilities and shareholders' equity	$640,407	$574,342

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 29,	July 30,
	2023	2022

Net sales	$324,240	$318,117

Cost of sales	209,759	218,716

Gross profit	114,481	99,401

Selling, general and administrative expenses	51,377	52,923

Operating income	63,104	46,478

Other (income) expense - net	(2,063)	84

Income before income taxes	65,167	46,394

Provision for income taxes	15,536	10,940

Net income	$49,631	$35,454

Earnings per common share:
Basic	$.53	$.38
Diluted	$.53	$.38

Weighted average common shares outstanding:
Basic	93,354	93,338
Diluted	93,610	93,599

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 29,	July 30,
	2023	2022

Net income	$49,631	$35,454

Other comprehensive loss, net of tax:
Cash flow hedges	(211)	(10,956)

Comprehensive income	$49,420	$24,498

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 29, 2023		July 30, 2022
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning and end of period	101,727	1,017	101,712	1,017

Additional Paid-In Capital
Beginning of period		40,393		39,405
Stock-based compensation		168		170
End of period		40,561		39,575

Retained Earnings
Beginning of period		358,345		216,181
Net income		49,631		35,454
End of period		407,976		251,635

Accumulated Other Comprehensive Loss
Beginning of period		(3,185)		6,918
Cash flow hedges, net of tax		(211)		(10,956)
End of period		(3,396)		(4,038)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$422,075		$264,106

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 29,	July 30,
	2023	2022
Operating Activities:
Net income	$49,631	$35,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,956	5,461
Deferred income taxes	4,284	1,072
Loss on disposal of property, net	3	6
Stock-based compensation	171	170
Amortization of operating right of use assets	3,329	3,164
Changes in assets and liabilities:
Trade receivables	(2,762)	(6,681)
Inventories	579	12,965
Operating lease right of use assets	(3,589)	(12,468)
Prepaid and other assets	1,475	11,656
Accounts payable	2,217	(19,148)
Accrued and other liabilities	9,562	(344)
Operating lease liabilities	287	9,310
Net cash provided by operating activities	70,143	40,617

Investing Activities:
Additions to property, plant and equipment	(5,474)	(2,609)
Proceeds from sale of property, plant and equipment	26	3
Net cash used in investing activities	(5,448)	(2,606)

Financing Activities:
Repayments of loan facility	-	(30,000)
Net cash used in financing activities	-	(30,000)

Net Increase in Cash and Equivalents	64,695	8,011

Cash and Equivalents - Beginning of Period	158,074	48,050

Cash and Equivalents - End of Period	$222,769	$56,061

Other Cash Flow Information:
Interest paid	$112	$192
Income taxes paid (refunded)	$1	$(79)

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Inventories at July 29, 2023 were comprised of finished goods of $52.6 million and raw materials of $40.3 million. Inventories at April 29, 2023 were comprised of finished goods of $54.3 million and raw materials of $39.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, totaled $10.8 million for the three months ended July 29, 2023 and $10.3 million for the three months ended July 30, 2022.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs totaled $20.9 million for the three months ended July 29, 2023 and $23.6 million for the three months ended July 30, 2022. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	July 29, 2023	April 29, 2023
Land	$9,835	$9,835
Buildings and improvements	70,867	70,615
Machinery and equipment	294,230	289,567
Total	374,932	370,017
Less accumulated depreciation	(225,632)	(221,594)
Property, plant and equipment – net	$149,300	$148,423

Depreciation expense was $4.6 million for three months ended July 29, 2023, and $4.5 million for the three months ended July 30, 2022.

3. DEBT

At July 29, 2023, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at July 29, 2023 or April 29, 2023. At July 29, 2023, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at July 29, 2023 or April 29, 2023. The Loan Facility expires December 31, 2023 and any borrowings would bear interest at .95% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At July 29, 2023, the subsidiary was in compliance with all loan covenants.

4. STOCK-BASED COMPENSATION

During the three months ended July 29, 2023, no options to purchase shares of common stock were exercised. At July 30, 2022, options to purchase 536,600 shares of common stock at a weighted average exercise price of $18.97 per share were outstanding and stock-based awards to purchase 5,387,005 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum cans. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The following summarizes the gains (losses) recognized in the consolidated statements of Income and AOCI for the quarters ended July 29, 2023 and July 30, 2022:

	(In thousands)
	2023	2022
Recognized in AOCI:
Loss before income taxes	$(4,040)	$(15,010)
Less income tax benefit	(966)	(3,590)
Net	(3,074)	(11,420)
Reclassified from AOCI to cost of sales:
Loss before income taxes	(3,763)	(608)
Less income tax benefit	(900)	(144)
Net	(2,863)	(464)
Net change to AOCI	$(211)	$(10,956)

As of July 29, 2023, the notional amount of our outstanding aluminum swap contracts was $49.5 million and, assuming no change in commodity prices, $4.9 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of July 29, 2023, the fair value of the derivative liability was $4.9 million, which was included in accrued liabilities. At April 29, 2023, the fair value of the derivative liability was $4.6 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through July 2035. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost for the three months ended July 29, 2023 and July 30, 2022 was $3.7 million and $3.4 million, respectively.  As of July 29, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.40 years and 3.40%, respectively. As of April 29, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.34 years and 3.30%, respectively. Cash payments were $3.7 million for operating leases for the three months ended July 29, 2023 and $3.4 million for the three months ended July 30, 2022.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of July 29, 2023:

(In thousands)
Fiscal 2024 – Remaining 3 quarters	$10,061
Fiscal 2025	10,719
Fiscal 2026	8,892
Fiscal 2027	7,428
Fiscal 2028	3,522
Thereafter	4,519
Total minimum lease payments including interest	45,141
Less: Amounts representing interest	(3,354)
Present value of minimum lease payments	41,787
Less: Current portion of lease obligations	(11,876)
Non-current portion of lease obligations	$29,911

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

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water products; Clear Fruit® non-carbonated waters enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, supply chain disruptions, holiday and seasonal programming and weather conditions. While prior years witnessed more seasonality, higher sales are realized during the summer when outdoor activities are more prevalent.

RESULTS OF OPERATIONS

Three Months Ended July 29, 2023 (first quarter of fiscal 2024) compared to

Three Months Ended July 30, 2022 (first quarter of fiscal 2023)

Net sales for the first quarter of fiscal 2024 increased 1.9% to $324.2 million from $318.1 million for the first quarter of fiscal 2023. The increase in sales resulted primarily from a 3.9% increase in average selling price per case partially offset by a 1.9% decrease in case volume. The volume declined for Power+ Brands, partially offset by increased volume of Carbonated Soft Drink brands.

Gross profit for the first quarter of fiscal 2024 increased to $114.5 million from $99.4 million for the first quarter of fiscal 2023. The increase in gross profit is due to the increase in average selling price and a decline in packaging and ingredient costs. Gross margin was 35.3% for the first quarter of fiscal 2024 and 31.2% for the first quarter of fiscal 2023.

Selling, general and administrative expenses for the first quarter of fiscal 2024 decreased $1.5 million to $51.4 million from $52.9 million for the first quarter of fiscal 2023. The decrease was primarily due to a decrease in shipping costs partially offset by increased selling and marketing costs. As a percent of net sales, selling, general and administrative expenses decreased to 15.8% for the first quarter of fiscal 2024 from 16.6% for the first quarter of fiscal 2023.

Other (income) expense - net includes interest income of $1.8 million for the first quarter of fiscal 2024 and $24,000 for the first quarter of fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.8% for the first quarter of fiscal 2024 and 23.6% for the first quarter of fiscal 2023. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At July 29, 2023, we maintained $150 million unsecured revolving credit facilities, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $64.7 million during the first quarter of fiscal 2024.

Net cash provided by operating activities for the first quarter of fiscal 2024 amounted to $70.1 million compared to $40.6 million for the first quarter of fiscal 2023. Net cash provided by operating activities for the first quarter of fiscal 2024 was principally provided by net income of $49.6 million, depreciation and amortization of $5.0 million, amortization of right to use assets of $3.3 million, deferred income taxes of $3.2 million and an increase in taxes payable of $8.7 million, offset in part by changes in working capital and other accounts.

Net cash used in investing activities for the first quarter of fiscal 2024 reflects capital expenditures of $5.5 million, compared to capital expenditures of $2.6 million for the first quarter of fiscal 2023. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2024 capital expenditures will be in the range of $25 to $30 million.

Financial Position

At July 29, 2023, our working capital increased to $274.6 million from $222.1 million at April 29, 2023. The current ratio was 2.8 to 1 at July 29, 2023 and 2.5 to 1 at April 29, 2023. Trade receivables increased $2.8 million and days sales outstanding improved to 30.2 from 33.6. Inventories decreased $.6 million and inventory turns improved to 8.2 times from 7.9 times

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2023

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)