Form 10-Q
period 2023-10-28
NATIONAL BEVERAGE CORP
filed 2023-12-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 2023

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

The number of shares of registrant’s common stock outstanding as of December 4, 2023 was 93,392,746.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 28,	April 29,
	2023	2023
Assets
Current assets:
Cash and equivalents	$247,679	$158,074
Trade receivables - net	100,223	104,918
Inventories	92,774	93,578
Prepaid and other assets	15,807	9,835
Total current assets	456,483	366,405
Property, plant and equipment - net	151,886	148,423
Right-of-use assets	44,462	39,506
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,295	5,248
Total assets	$672,886	$574,342

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$80,003	$85,106
Accrued liabilities	48,870	47,318
Operating lease obligations	13,483	11,745
Income taxes payable	194	152
Total current liabilities	142,550	144,321
Deferred income taxes - net	24,145	19,814
Operating lease obligations	31,630	29,782
Other liabilities	7,391	7,938
Total liabilities	205,716	201,855
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,766,058 shares issued (101,727,658 shares at April 29)	1,018	1,017
Additional paid-in capital	41,012	40,393
Retained earnings	451,764	358,345
Accumulated other comprehensive loss	(2,541)	(3,185)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	467,170	372,487
Total liabilities and shareholders' equity	$672,886	$574,342

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Net sales	$300,074	$299,633	$624,314	$617,750

Cost of sales	192,216	199,637	401,975	418,353

Gross profit	107,858	99,996	222,339	199,397

Selling, general and administrative expenses	53,559	53,073	104,935	105,996

Operating income	54,299	46,923	117,404	93,401

Other income - net	2,716	86	4,778	2

Income before income taxes	57,015	47,009	122,182	93,403

Provision for income taxes	13,227	10,963	28,763	21,903

Net income	$43,788	$36,046	$93,419	$71,500

Earnings per common share:
Basic	$.47	$.39	$1.00	$.77
Diluted	$.47	$.39	$1.00	$.76

Weighted average common shares outstanding:
Basic	93,360	93,344	93,357	93,341
Diluted	93,604	93,602	93,607	93,601

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Net income	$43,788	$36,046	$93,419	$71,500

Other comprehensive income (loss), net of tax:
Cash flow hedges	855	(5,494)	644	(16,450)

Comprehensive income	$44,643	$30,552	$94,063	$55,050

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended				Six Months Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,727	1,017	101,712	1,017	101,727	1,017	101,712	1,017
Stock options exercised	39	1	14	-	39	1	14	-
End of Period	101,766	1,018	101,726	1,017	101,766	1,018	101,726	1,017

Additional Paid-In Capital
Beginning of period		40,561		39,575		40,393		39,405
Stock options exercised		278		285		278		285
Stock-based compensation		173		172		341		342
End of period		41,012		40,032		41,012		40,032

Retained Earnings
Beginning of period		407,976		251,635		358,345		216,181
Net income		43,788		36,046		93,419		71,500
End of period		451,764		287,681		451,764		287,681

Accumulated Other Comprehensive (Loss) Income
Beginning of period		(3,396)		(4,038)		(3,185)		6,918
Cash flow hedges, net of tax		855		(5,494)		644		(16,450)
End of period		(2,541)		(9,532)		(2,541)		(9,532)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$467,170		$295,115		$467,170		$295,115

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 28,	October 29,
	2023	2022
Operating Activities:
Net income	$93,419	$71,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,941	10,436
Deferred income tax provision	4,134	1,147
Gain on sale of property, plant and equipment, net	3	-
Stock-based compensation	341	342
Amortization of operating right-of-use assets	6,921	6,592
Changes in assets and liabilities:
Trade receivables	4,695	(6,853)
Inventories	804	14,909
Operating lease right-of-use assets	(11,877)	(16,132)
Prepaid and other assets	(600)	3,187
Accounts payable	(5,103)	(10,921)
Accrued and other liabilities	(4,205)	(1,566)
Operating lease obligation	3,586	9,597
Net cash provided by operating activities	102,059	82,238

Investing Activities:
Additions to property, plant and equipment	(12,760)	(7,974)
Proceeds from sale of property, plant and equipment	28	27
Net cash used in investing activities	(12,732)	(7,947)

Financing Activities:
Proceeds from stock options exercised	278	285
Repayments of Loan Facility	-	(30,000)
Net cash provided by (used in) financing activities	278	(29,715)

Net Increase in Cash and Equivalents	89,605	44,576

Cash and Equivalents - Beginning of Period	158,074	48,050

Cash and Equivalents - End of Period	$247,679	$92,626

Other Cash Flow Information:
Interest paid	$146	$224
Income taxes paid	$30,514	$21,373

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at October 28, 2023 were comprised of finished goods of $55.1 million and raw materials of $37.7 million. Inventories at April 29, 2023 were comprised of finished goods of $54.3 million and raw materials of $39.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $13.3 million and $10.3 million for the three months ended October 28, 2023 and October 29, 2022, respectively. Marketing costs were $24.1 million and $20.6 million for the six months ended October 28, 2023 and October 29, 2022, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $19.7 million and $22.0 million for the three months ended October 28, 2023 and October 29, 2022, respectively. Shipping and handling costs were $40.6 million and $45.6 million for the six months ended October 28, 2023 and October 29, 2022, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	October 28, 2023	April 29, 2023
Land	$9,835	$9,835
Buildings and improvements	71,012	70,615
Machinery and equipment	300,946	289,567
Total	381,793	370,017
Less: accumulated depreciation	(229,907)	(221,594)
Property, plant and equipment – net	$151,886	$148,423

Depreciation expense was $4.7 million and $4.5 million for the three months ended October 28, 2023 and October 29, 2022, respectively. Depreciation expense was $9.3 million and $9.0 million for the six months ended October 28, 2023 and October 29, 2022, respectively.

3. DEBT

At October 28, 2023, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at October 28, 2023 or April 29, 2023. At October 28, 2023, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at October 28, 2023 or April 29, 2023. The Loan Facility expires December 31, 2025 and any borrowings would bear interest at 1.05% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At October 28, 2023, the subsidiary was in compliance with all loan covenants.

4. STOCK OPTIONS

During the six months ended October 28, 2023, no options were granted and options to purchase 38,400 shares were exercised at a weighted average exercise price of $7.26. At October 28, 2023, options to purchase 478,500 shares at a weighted average exercise price of $19.68 per share were outstanding and stock-based awards to purchase 5,391,405 shares of common stock were available for grant.

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, we enter into aluminum swap contracts to partially mitigate our exposure to changes in the cost of aluminum containers. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Income and AOCI:

	(In thousands)
	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Recognized in AOCI:
Loss before income taxes	$(2,341)	$(10,327)	$(6,381)	$(25,337)
Less: income tax benefit	(560)	(2,470)	(1,526)	(6,061)
Net	(1,781)	(7,857)	(4,855)	(19,276)
Reclassified from AOCI to cost of sales:
Loss before income taxes	(3,464)	(3,106)	(7,227)	(3,714)
Less: income tax benefit	(828)	(743)	(1,728)	(888)
Net	(2,636)	(2,363)	(5,499)	(2,826)
Net change to AOCI	$855	$(5,494)	$644	$(16,450)

As of October 28, 2023, the notional amount of our outstanding aluminum swap contracts was $89.1 million and, assuming no change in commodity prices, $4.1 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of October 28, 2023 and April 29, 2023 the fair value of the derivative liability, which was included in accrued liabilities, was $4.1 million and $4.6 million, respectively. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through July 2035. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.0 million and $3.7 million for the three months ended October 28, 2023 and October 29, 2022, respectively. Operating lease costs were $7.7 million and $7.1 million for the six months ended October 28, 2023 and October 29, 2022, respectively. As of October 28, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.16 years and 3.74%, respectively. As of April 29, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.34 years and 3.30%, respectively. Cash payments were $4.1 million and $3.7 million for operating leases for the three months ended October 28, 2023 and October 29, 2022, respectively. Cash payments were $7.8 million and $7.1 million for the six months ended October 28, 2023 and October 29, 2022, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 28, 2023:

(In thousands)
Fiscal 2024 – Remaining two quarters	$7,478
Fiscal 2025	13,051
Fiscal 2026	10,627
Fiscal 2027	8,957
Fiscal 2028	3,910
Thereafter	4,779
Total minimum lease payments including interest	48,802
Less: amounts representing interest	(3,689)
Present value of minimum lease payments	45,113
Less: current portion of lease obligations	(13,483)
Non-current portion of lease obligations	$31,630

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

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks, and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water beverages; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based beverages. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 130 years.

Presently, our primary market focus is the United States and Canada. Certain of our beverages are also distributed on a limited basis in other countries and options to expand distribution to other regions are being considered. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery. The warehouse delivery system allows our retail partners to further maximize their assets by utilizing their ability to pick up beverages at our warehouses, further lowering their/our costs.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming, changes in consumer purchasing habits and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent.

RESULTS OF OPERATIONS

Three Months Ended October 28, 2023 (second quarter of fiscal 2024) compared to

Three Months Ended October 29, 2022 (second quarter of fiscal 2023)

Net sales for the second quarter of fiscal 2024 increased $0.5 million to $300.1 million from $299.6 million for the second quarter of fiscal 2023. The increase in sales resulted primarily from a 3.2% increase in average selling price per case, partially offset by a 3.6% decline in case volume. The volume decline primarily impacted Power+ Brands, partially offset by an increase in carbonated soft drink brands.

Gross profit for the second quarter of fiscal 2024 increased to $107.9 million from $100.0 million for the second quarter of fiscal 2023. The increase in gross profit is primarily due to the increased average selling price. The cost of sales per case decreased slightly and gross margin increased to 35.9% from 33.4% for the second quarter of fiscal 2023.

Selling, general and administrative expenses for the second quarter of fiscal 2024 increased $0.5 million to $53.6 million from $53.1 million for the second quarter of fiscal 2023. The increase was primarily due to an increase in marketing costs, partially offset by declines in shipping and administrative costs. As a percent of net sales, selling, general and administrative expenses increased to 17.8% for the second quarter of fiscal 2024 from 17.7% for the second quarter of fiscal 2023.

Other income – net includes interest income of $2.2 million for the second quarter of fiscal 2024 and $0.2 million for the second quarter of fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.2% for the second quarter of fiscal 2024 and 23.3% for the second quarter of fiscal 2023. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 28, 2023 (first six months of fiscal 2024) compared to

Six Months Ended October 29, 2022 (first six months of fiscal 2023)

Net sales for the first six months of fiscal 2024 increased $6.5 million to $624.3 million from $617.8 million for the first six months of fiscal 2023. The increase in sales resulted primarily from a 3.4% increase in average selling price per case, partially offset by a 2.7% decline in case volume. The volume decline primarily impacted Power+ Brands, partially offset by an increase in carbonated soft drink brands.

Gross profit for the first six months of fiscal 2024 increased to $222.3 million from $199.4 million for the first six months of fiscal 2023. The increase in gross profit is due to the increased average selling price and a decline in packaging and ingredient costs. The cost of sales per case decreased 1.8% and gross margin increased to 35.6% from 32.3% for the first six months of fiscal 2023.

Selling, general and administrative expenses for the first six months of fiscal 2024 decreased $1.1 million to $104.9 million from $106.0 million for the first six months of fiscal 2023. The decrease was primarily due to a decrease in shipping and administrative costs, partially offset by an increase in marketing costs. As a percent of net sales, selling, general and administrative expenses decreased to 16.8% from 17.2% for the first six months of fiscal 2023.

Other income – net includes interest income of $4.0 million for the first six months of fiscal 2024 and $0.2 million for the first six months of fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.5% for the first six months of fiscal 2024 and the first six months of fiscal 2023. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At October 28, 2023, we maintained unsecured revolving credit facilities totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $89.6 million for the first six months of fiscal 2024 compared to an increase of $44.6 million for the first six months of fiscal 2023.

Net cash provided by operating activities for the first six months of fiscal 2024 was $102.1 million compared to $82.2 million for the six months of fiscal 2023. For the first six months of fiscal 2024, cash flow provided by operating activities was principally provided by net income of $93.4 million, depreciation and amortization of $9.9 million, and amortization of operating lease right-of-use assets of $6.9 million, partially offset by changes in working capital and other accounts.

Net cash used in investing activities for the first six months of fiscal 2024 reflects capital expenditures of $12.8 million, compared to capital expenditures of $8.0 million for the first six months of fiscal 2023. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2024 capital expenditures will be in the range of $25 to $30 million.

Financial Position

At October 28, 2023, our working capital increased to $313.9 million from $222.1 million at April 29, 2023. The current ratio was 3.2 to 1 at October 28, 2023 compared to 2.5 to 1 at April 29, 2023. Trade receivables - net decreased $4.7 million and days sales outstanding improved to 30.4 from 30.5 days. Inventories decreased $0.8 million and inventory turns declined to 8.4 times from 9.2 times.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” and “estimates” constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive beverages, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our beverages, changes in brand image, consumer demand and preferences and our success in creating beverages geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, government regulations, taxes or fees imposed on the sale of our beverages, unfavorable weather conditions and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.15	Amendment to Loan Agreement between NewBevCo, Inc. and lender therein dated November 15, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2023

National Beverage Corp.
(Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)