Form 10-Q
period 2024-01-27
NATIONAL BEVERAGE CORP
filed 2024-03-07
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 27, 2024

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

The number of shares of registrant’s common stock outstanding as of March 4, 2024 was 93,541,346.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	January 27,	April 29,
	2024	2023
Assets
Current assets:
Cash and equivalents	$276,961	$158,074
Trade receivables - net	101,731	104,918
Inventories	88,670	93,578
Prepaid and other assets	21,784	9,835
Total current assets	489,146	366,405
Property, plant and equipment - net	153,805	148,423
Right-of-use assets	56,929	39,506
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,240	5,248
Total assets	$719,880	$574,342

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$73,310	$85,106
Accrued liabilities	45,413	47,318
Operating lease obligations	13,585	11,745
Income taxes payable	789	152
Total current liabilities	133,097	144,321
Deferred income taxes - net	24,889	19,814
Operating lease obligations	44,571	29,782
Other liabilities	7,102	7,938
Total liabilities	209,659	201,855
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized:
Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,908,458 shares issued (101,727,658 shares at April 29)	1,019	1,017
Additional paid-in capital	41,738	40,393
Retained earnings	491,356	358,345
Accumulated other comprehensive income (loss)	191	(3,185)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	510,221	372,487
Total liabilities and shareholders' equity	$719,880	$574,342

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023

Net sales	$270,065	$268,483	$894,379	$886,233

Cost of sales	173,034	173,561	575,009	591,914

Gross profit	97,031	94,922	319,370	294,319

Selling, general and administrative expenses	48,850	50,488	153,785	156,484

Operating income	48,181	44,434	165,585	137,835

Other income - net	1,967	482	6,745	484

Income before income taxes	50,148	44,916	172,330	138,319

Provision for income taxes	10,556	10,555	39,319	32,458

Net income	$39,592	$34,361	$133,011	$105,861

Earnings per common share:
Basic	$.42	$.37	$1.42	$1.13
Diluted	$.42	$.37	$1.42	$1.13

Weighted average common shares outstanding:
Basic	93,454	93,353	93,389	93,345
Diluted	93,640	93,611	93,618	93,604

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023

Net income	$39,592	$34,361	$133,011	$105,861

Other comprehensive income (loss), net of tax:
Cash flow hedges	2,732	9,856	3,376	(6,594)

Comprehensive income	$42,324	$44,217	$136,387	$99,267

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended				Nine Months Ended
	January 27, 2024		January 28, 2023		January 27, 2024		January 28, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,766	1,018	101,726	1,017	101,727	1,017	101,712	1,017
Stock options exercised	142	1	1	-	181	2	15	-
End of Period	101,908	1,019	101,727	1,017	101,908	1,019	101,727	1,017

Additional Paid-In Capital
Beginning of period		41,012		40,032		40,393		39,405
Stock options exercised		562		7		841		292
Stock-based compensation		164		165		504		507
End of period		41,738		40,204		41,738		40,204

Retained Earnings
Beginning of period		451,764		287,681		358,345		216,181
Net income		39,592		34,361		133,011		105,861
End of period		491,356		322,042		491,356		322,042

Accumulated Other Comprehensive (Loss) Income
Beginning of period		(2,541)		(9,532)		(3,185)		6,918
Cash flow hedges, net of tax		2,732		9,856		3,376		(6,594)
End of period		191		324		191		324

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$510,221		$339,504		$510,221		$339,504

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	January 27,	January 28,
	2024	2023
Operating Activities:
Net income	$133,011	$105,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,089	15,552
Deferred income tax provision	4,024	3,266
Loss on sale of property, plant and equipment, net	3	20
Stock-based compensation	504	507
Amortization of operating right-of-use assets	10,482	9,946
Changes in assets and liabilities:
Trade receivables	3,187	(3,512)
Inventories	4,908	9,727
Operating lease right-of-use assets	(27,905)	(19,539)
Prepaid and other assets	(3,186)	1,832
Accounts payable	(11,796)	(26,311)
Accrued and other liabilities	(7,485)	5,271
Operating lease obligation	16,629	9,633
Net cash provided by operating activities	137,465	112,253

Investing Activities:
Additions to property, plant and equipment	(19,464)	(12,282)
Proceeds from sale of property, plant and equipment	45	11
Net cash used in investing activities	(19,419)	(12,271)

Financing Activities:
Proceeds from stock options exercised	841	292
Repayments of Loan Facility	-	(30,000)
Net cash provided by (used in) financing activities	841	(29,708)

Net Increase in Cash and Equivalents	118,887	70,274

Cash and Equivalents - Beginning of Period	158,074	48,050

Cash and Equivalents - End of Period	$276,961	$118,324

Other Cash Flow Information:
Interest paid	$146	$291
Income taxes paid	$43,549	$27,411

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

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable market. Inventories at January 27, 2024 were comprised of finished goods of $53.1 million and raw materials of $35.6 million. Inventories at April 29, 2023 were comprised of finished goods of $54.3 million and raw materials of $39.2 million.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $11.0 million and $10.4 million for the three months ended January 27, 2024 and January 28, 2023, respectively. Marketing costs were $35.1 million and $31.0 million for the nine months ended January 27, 2024 and January 28, 2023, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $17.7 million and $20.2 million for the three months ended January 27, 2024 and January 28, 2023, respectively. Shipping and handling costs were $58.3 million and $65.8 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(In thousands)
	January 27, 2024	April 29, 2023
Land	$9,835	$9,835
Buildings and improvements	71,296	70,615
Machinery and equipment	307,066	289,567
Total	388,197	370,017
Less: accumulated depreciation	(234,392)	(221,594)
Property, plant and equipment – net	$153,805	$148,423

Depreciation expense was $4.8 million and $4.5 million for the three months ended January 27, 2024 and January 28, 2023, respectively. Depreciation expense was $14.0 million and $13.5 million for the nine months ended January 27, 2024 and January 28, 2023, respectively.

3. DEBT

At January 27, 2024, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at January 27, 2024 or April 29, 2023. At January 27, 2024, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at January 27, 2024 or April 29, 2023. The Loan Facility expires December 31, 2025 and any borrowings would bear interest at 1.05% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At January 27, 2024, the subsidiary was in compliance with all loan covenants.

4. STOCK OPTIONS

During the nine months ended January 27, 2024 no options were granted, options to purchase 180,800 shares were exercised and options to purchase 6,400 shares were cancelled at weighted average exercise prices of $4.65 and $31.49, respectively. At January 27, 2024, options to purchase 334,100 shares at a weighted average exercise price of $24.10 per share were outstanding and stock-based awards to purchase 5,393,405 shares of common stock were available for grant.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Recognized in AOCI:
Gain (loss) before income taxes	$1,465	$10,918	$(4,916)	$(14,419)
Less: income tax provision (benefit)	350	2,612	(1,176)	(3,449)
Net	1,115	8,306	(3,740)	(10,970)
Reclassified from AOCI to cost of sales:
Loss before income taxes	(2,126)	(2,036)	(9,353)	(5,750)
Less: income tax benefit	(509)	(486)	(2,237)	(1,374)
Net	(1,617)	(1,550)	(7,116)	(4,376)
Net change to AOCI	$2,732	$9,856	$3,376	$(6,594)

As of January 27, 2024, the notional amount of our outstanding aluminum swap contracts was $70.4 million and, assuming no change in commodity prices, $0.6 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.

As of January 27, 2024 and April 29, 2023 the fair value of the derivative liability, which was included in accrued liabilities, was $1.4 million and $4.6 million, respectively. As of January 27, 2024, the fair value of the derivative asset was $0.8 million, which was included in prepaid and other assets and the fair value of the long-term derivative asset was $0.4 million, which was included in other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through July 2035. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.1 million and $3.6 million for the three months ended January 27, 2024 and January 28, 2023, respectively. Operating lease costs were $11.8 million and $10.7 million for the nine months ended January 27, 2024 and January 28, 2023, respectively. As of January 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.95 years and 4.28%, respectively. As of April 29, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.34 years and 3.30%, respectively. Cash payments were $3.5 million and $3.7 million for operating leases for the three months ended January 27, 2024 and January 28, 2023, respectively. Cash payments were $11.4 million and $10.8 million for the nine months ended January 27, 2024 and January 28, 2023, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 27, 2024:

(In thousands)
Fiscal 2024 – Remaining quarter	$4,078
Fiscal 2025	15,047
Fiscal 2026	13,363
Fiscal 2027	11,828
Fiscal 2028	6,927
Thereafter	13,873
Total minimum lease payments including interest	65,116
Less: amounts representing interest	(6,960)
Present value of minimum lease payments	58,156
Less: current portion of lease obligations	(13,585)
Non-current portion of lease obligations	$44,571

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard does not change how an entity identifies its operating segments or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and does not expect a material impact upon adoption.

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

Presently, our primary market focus is the United States and Canada. Certain of our beverages are also distributed on a limited basis in other countries and options to expand distribution to other regions are being pursued. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery. The warehouse delivery system allows our retail partners to further maximize their assets by utilizing their ability to pick up beverages at our warehouses, further lowering their/our costs.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, holiday and seasonal programming, changes in consumer purchasing habits and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent.

RESULTS OF OPERATIONS

Three Months Ended January 27, 2024 (third quarter of fiscal 2024) compared to

Three Months Ended January 28, 2023 (third quarter of fiscal 2023)

Net sales for the third quarter of fiscal 2024 increased $1.6 million to $270.1 million from $268.5 million for the third quarter of fiscal 2023. The increase in sales resulted primarily from a 0.9% increase in average selling price per case, partially offset by a 0.7% decline in case volume. The volume decline primarily impacted Power+ Brands, partially offset by an increase in carbonated soft drink brands.

Gross profit for the third quarter of fiscal 2024 increased to $97.0 million from $94.9 million for the third quarter of fiscal 2023. The increase in gross profit was primarily due to the increased average selling price per case. The cost of sales per case was flat and gross margin increased to 35.9% from 35.4% for the third quarter of fiscal 2023.

Selling, general and administrative expenses for the third quarter of fiscal 2024 decreased $1.6 million to $48.9 million from $50.5 million for the third quarter of fiscal 2023. The decrease was primarily due to a decrease in shipping and administrative costs, partially offset by an increase in selling and marketing costs. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% for the third quarter of fiscal 2024 from 18.8% for the third quarter of fiscal 2023.

Other income – net includes interest income of $1.8 million for the third quarter of fiscal 2024 and $0.4 million for the third quarter of fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 21.1% for the third quarter of fiscal 2024 and 23.5% for the third quarter of fiscal 2023. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes offset by excess tax benefits realized from stock options exercised.

Nine Months Ended January 27, 2024 (first nine months of fiscal 2024) compared to

Nine Months Ended January 28, 2023 (first nine months of fiscal 2023)

Net sales for the first nine months of fiscal 2024 increased $8.2 million to $894.4 million from $886.2 million for the first nine months of fiscal 2023. The increase in sales resulted primarily from a 2.6% increase in average selling price per case, partially offset by a 2.1% decline in case volume. The volume decline primarily impacted Power+ Brands, partially offset by an increase in carbonated soft drink brands.

Gross profit for the first nine months of fiscal 2024 increased to $319.4 million from $294.3 million for the first nine months of fiscal 2023. The increase in gross profit was due to the increased average selling price per case and a decline in packaging and ingredient costs. The cost of sales per case decreased 1.3% and gross margin increased to 35.7% from 33.2% for the first nine months of fiscal 2023.

Selling, general and administrative expenses for the first nine months of fiscal 2024 decreased $2.7 million to $153.8 million from $156.5 million for the first nine months of fiscal 2023. The decrease was primarily due to a decrease in shipping and administrative costs, partially offset by an increase in selling and marketing costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.2% from 17.7% for the first nine months of fiscal 2023.

Other income – net includes interest income of $5.8 million for the first nine months of fiscal 2024 and $0.5 million for the first nine months of fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 22.8% for the first nine months of fiscal 2024 and 23.5% for the first nine months of fiscal 2023. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal source of funds is cash generated from operations. At January 27, 2024, we maintained unsecured revolving credit facilities totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $118.9 million for the first nine months of fiscal 2024 compared to an increase of $70.3 million for the first nine months of fiscal 2023.

Net cash provided by operating activities for the first nine months of fiscal 2024 was $137.5 million compared to $112.3 million for the nine months of fiscal 2023. For the first nine months of fiscal 2024, cash flow provided by operating activities was principally provided by net income of $133.0 million, depreciation and amortization of $15.1 million, and amortization of operating lease right-of-use assets of $10.5 million, partially offset by changes in working capital and other accounts.

Net cash used in investing activities for the first nine months of fiscal 2024 reflects capital expenditures of $19.5 million, compared to capital expenditures of $12.3 million for the first nine months of fiscal 2023. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2024 capital expenditures will be in the range of $27 to $30 million.

Financial Position

At January 27, 2024, working capital increased to $356.0 million from $222.1 million at April 29, 2023. The current ratio was 3.7 to 1 at January 27, 2024 compared to 2.5 to 1 at April 29, 2023. Trade receivables - net decreased $3.2 million and days sales outstanding increased to 34.3 from 33.3 days. Inventories decreased $4.9 million and inventory turns improved to 8.3 times from 7.9 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 27, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2024

National Beverage Corp. (Registrant)

	By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)