Form 10-K
period 2024-04-27
NATIONAL BEVERAGE CORP
filed 2024-06-26
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 27, 2024

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

Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:  Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $45.22 on October 27, 2023 was approximately $1.1 billion.

The number of shares of Registrant’s common stock outstanding as of June 24, 2024 was 93,580,046.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits and lifestyles. We believe our portfolio satisfies the preferences of a diverse mix of consumers including ‘crossover consumers’ – a growing group desiring healthier alternatives to artificially sweetened or high- calorie beverages.

Creative Innovations – Building on a rich tradition of flavor and brand innovation with more than a 135- year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category. Proprietary flavors and our naturally-essenced beverages are developed and tested in-house and made commercially available only after extensive concept and sensory evaluation. Our variety of distinctive flavors provides us with a unique advantage with today’s consumers who demand variety and refreshing beverage alternatives.

Innovation Ethic – We believe that innovative marketing, packaging and consumer engagement is more effective in today’s marketplace than traditional higher-cost national advertising. In addition to our cost-effective social media platforms, we utilize regionally-focused marketing programs and in-store “brand ambassadors” to interact with and obtain feedback from our consumers. We also believe the design of our packages and the overall optical effect of their placement on the shelf (“shelf marketing”) has become more important as millennials and younger generations become increasingly influential consumers and are now influencing baby boomers and older generations.

Creative Dynamics – In a beverage industry dominated by the “cola giants”, we pride ourselves on being able to respond faster and more creatively to consumer trends than competitors burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new market-leading concepts defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs. We strive to provide retailers and consumers with the most innovative flavors and packaging in the industry. Two of our LaCroix distinctive variety packs, as well as Zero Sugar Shasta and three new flavors of Rip It, were recently honored as top recipients of the International Davey Awards for creativity.

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

BRANDS

Our brands consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate® and LaCroix NiCola® sparkling water products; Clear Fruit®; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice- based products. Additionally, we produce and distribute carbonated soft drinks (“CSDs”) including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 100 years.

POWER+ BRANDS –

LaCroix

LaCroix Sparkling Water, our most significant brand, has uniquely redefined the Sparkling Water category that is rapidly becoming the alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, LaCroix leads the premium domestic sparkling water category. Naturally-essenced, LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers. In 2024, Newsweek once again named LaCroix as one of  "The Most Trusted Brands in America” based on a survey of U.S. shoppers. Additionally, the classic flavor of LaCroix Lime claimed the top spot in the sparkling water category in the 2024 AllRecipes Golden Cart Awards. Renowned for their culinary expertise, the All Recipes' Allstars praised the fresh flavor of LaCroix Lime as “super thirst-quenching”.

Continual flavor and packaging innovations for LaCroix in recent years include the newest LaCroix flavor, Mojito. Mojito, launched in the third quarter of the fiscal year ended April 27, 2024 (“Fiscal 2024”), brings the sensory feel of paradise to consumers. Mojito joins the most recent addition of Cherry Blossom – a botanical twist of sweet and just a ‘kiss’ of tart.

Other successful LaCroix recent additions include Beach Plum with its delectable coolness of the luscious fruit native to the east coast of the U.S; Black Razzberry’s decadent, smooth and irresistible fruit flavor; the sweet tropical delicacy of Guava São Paulo; Hi-Biscus, a unique flavor that adds the delicate essence of the hibiscus flower to sparkling water; the enticing savor of LimonCello, which instantly transports fans to the Italian Riviera; and the refreshing taste of Pastèque, which captures the lusciousness of a sweet picnic watermelon.

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

Everfresh and Mr. Pure

Everfresh and Mr. Pure 100% juice and juice drinks are available in a variety of flavors, from such classics as Orange, Cranberry and flavored lemonades to exotics that include Papaya, Pineapple Mango, Peach Watermelon and Island Punch. The brands’ signature package is a hot-filled, 16 oz. glass bottle designed for single-serve consumption.

Everfresh Premier Varietals, a unique theme from Everfresh, is positioned as a stand-alone brand for display in the produce section of supermarkets. Everfresh Premier Varietals is a premium line of apple juice derived from a variety of apples specific to the taste of the varietal, such as Granny Smith, McIntosh, Honey Crisp, Golden Delicious, Fuji and Pink Lady.

Clear Fruit

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors. Clear Fruit is available in 13 delicious flavors, including consumer favorites Cherry Blast, Strawberry Watermelon and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

RIP It Energy Fuel offers ‘Flavors for All!’ with 19 unique flavors and four sugar-free options. In addition to all-time consumer favorites, Tribute, Citrus X, Cherry Lime and Power, newly launched ‘Re-Energizzed’ Rip It flavors include Skr’eech In with its luscious strawberry-peach taste and the exotic and mysterious flavor of Dragon Fire. These newest additions join pineapple YOLO; watermelon-flavored Melon Hi; and the sweet and wild cotton candy experience of Can’D Man. Building on the flavor tradition of original Rip It, a 2 oz. sugar- free shot version in six flavors is marketed in displayable package configurations. RIP It proudly supports military and first responder heroes at home and abroad.

Carbonated Soft Drinks –

Currently celebrating its 135th Anniversary, Shasta is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors and has earned consumer loyalty by delivering value and convenience with unique taste. In the first quarter of Fiscal Year 2024, Shasta launched three all-time consumer favorites reformulated with Zero Sugar — Shasta Zero Sugar Tiki Punch, Zero Sugar California Dreamin’ and Zero Sugar Mountain Rush. Additional Zero Sugar Shasta flavors will be on shelves late Summer 2024.

With more than 135 years of brand history, Faygo products include numerous unique flavors such as Red Pop, Moon Mist, Cotton Candy and Rock’n’Rye. Faygo is celebrated in the Midwest as the “The One True Pop.”

Many of our carbonated soft drink brands enjoy a regional identification that we believe fosters long-term consumer loyalty and makes them more competitive as a consumer choice. In addition, products produced locally often generate retailer- sponsored promotional activities and receive media exposure through community activities rather than costly national advertising.

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

The take-home distribution channel consists of national and regional grocery stores, club stores, mass- merchandisers, wholesalers, e-commerce stores, drug stores and dollar stores. We distribute our products to this channel primarily through the warehouse distribution system and, to a lesser extent, the direct-store delivery system.

Warehouse distribution system products are shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods. This method allows our retail partners to further maximize their assets by utilizing their ability to pick up product at our warehouses, thus lowering their/our product costs. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

Our food-service division distributes products to independent, specialized distributors who sell to hospitals, schools, military bases, hotels and food- service wholesalers. Also, our Company-owned direct store delivery fleet distributes products to schools and food-service locations.

Our take-home, convenience and food-service operations use vending machines and glass-door coolers as marketing and promotional tools for our brands. We provide vending machines and coolers on a placement or purchase basis to our customers. We believe vending and cooler equipment expands on site visual trial, thereby increasing sales and enhancing brand awareness.

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

COMPETITION

While LaCroix Sparkling Water is the brand of choice as the number one premium domestic sparkling water throughout the United States, the beverage industry is highly competitive and our competitive position may vary by market area. Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy- based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those that dominate the beverage industry, such as Nestlé S.A., PepsiCo and The Coca-Cola Company, have greater financial resources than we have and aggressive promotion of their products may adversely affect sales of our brands.

Competitive factors in the beverage industry include price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through novel innovation, key brand recognition, focused social media, innovative flavor variety, attractive packaging, efficient distribution methods and, for some product lines, value pricing.

TRADEMARKS

We own numerous trademarks for our brands that are significant to our business. We intend to continue to maintain all registrations of our significant trademarks and use the trademarks in the operation of our businesses.

GOVERNMENTAL REGULATION

The production, distribution and sale of our products in the United States are subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; the Clean Air Act, the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products. We believe that we are in compliance, in all material respects, with such existing legislation.

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

HUMAN CAPITAL

As of April 27, 2024, we employed approximately 1,559 people, of which 392 are covered by collective bargaining agreements. These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve. We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and gender identity. Approximately 62 percent and 24 percent of our employee base identify as persons of color or female, respectively.

Our compensation programs are designed to ensure we attract and retain talent while maintaining alignment with market compensation. We utilize a mix of short term incentive programs throughout the organization and provide long-term incentive programs to more senior employees generally through stock-based compensation programs. We offer competitive employee benefits that are effective in attracting and retaining talent and are designed to support the physical, mental and financial health of our employees. Our employee benefits program includes comprehensive health, dental, life and disability and profit-sharing benefits.

Our operating philosophy emphasizes the health and safety of our employees. Our operations personnel, supplemented by risk management professionals, review all aspects of employee tasks and work environment to minimize risk. We strive to achieve an injury-free work environment in our operations. Key to these efforts are data analysis and preventative actions. We measure and benchmark lost-time incident rate, a reliable indication of total recordable injuries rate and severity and use a risk- reduction process that thoroughly analyzes injuries and near misses.

SUSTAINABILITY

National Beverage Corp. adheres to responsible business practices and continually strives to improve the sustainability of its operations. All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands. The majority of our products are delivered through the warehouse distribution system which provides more efficient and lower greenhouse gas emissions than direct store delivery systems. Additionally, we are undertaking measures to reduce our carbon footprint which include transitioning from LP gas to electric powered forklifts and purchasing electricity from renewable sources.

Water is critical to our business and we periodically conduct water quality assessments on a variety of measurements. All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are in aluminum cans, which generally contain approximately 73% recycled material. Each of our facilities has programs in place designed to minimize the use of water, energy and other natural resources.

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

Raw materials and energy sources. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, diesel fuel, carbon dioxide and electricity. These items are subject to supply chain disruptions and price volatility caused by numerous factors. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these price increases on to our customers or may incur a loss in sales volume to the extent we increase prices. Strikes, weather conditions (including conditions caused by climate change), governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could also affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or their availability is limited, our financial position could be adversely affected.

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products and those governing environmental laws and regulations. In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as additional taxes on soft drinks and other sweetened beverages. Continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. Compliance with or future changes in existing laws or regulations could require material expenses and or capital expenditures and negatively affect our financial position.

Sustained increases in the cost of employee wages and benefits. Our profitability is affected by the cost of employee wages as well as health insurance and other benefits provided to employees, including employees covered under collective bargaining agreements and multi-employer pension plans. Competition in the labor marketplace for qualified employees has led to increased costs, such as higher wages and benefit costs in order to recruit and retain employees. A prolonged labor shortage or inflation in labor costs could adversely impact our financial results.

Unfavorable weather conditions, changing weather patterns and natural disasters Unfavorable weather conditions in the geographic regions in which the Company or its suppliers operate could have an adverse impact on our revenue and profitability. Unusually cold or rainy weather may temporarily reduce demand for our products and contribute to lower sales, which could adversely affect our profitability for such periods. Prolonged drought conditions in the geographic regions in which we do business could lead to restrictions on the use of water, which could adversely affect our ability to produce and distribute products. Additionally, hurricanes, earthquakes, floods or other natural disasters may damage our physical facilities or those of our suppliers or customers.

Climate change may increase the frequency or severity of weather-related events. Climate change may also have a negative effect on agricultural production resulting in decreased availability or less favorable pricing for certain commodities utilized in certain of our products. In addition, any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change could lead to adverse publicity, which could result in reduced demand for our products, damage to our reputation or increase the risk of litigation.

Dependence on key personnel. Our performance significantly depends upon the continued contributions of our executive officers and key employees, both individually and as a group and our ability to retain and motivate them. Our officers and key personnel have many years of experience with us and in our industry and it may be difficult to replace them. If we lose key personnel or are unable to recruit qualified personnel, our operations and ability to manage our business may be adversely affected.

Future cyber incidents and dependence on information technology and third-party service providers. We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our Company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information, including personal data we collect; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by system shutdowns, degraded systems performance, systems disruptions or security incidents. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events.

Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of various business activities.

Although the cyber incidents and other systems disruptions that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. If we are unable to timely respond to or resolve the issues related to such incidents and disruptions, such issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Material weaknesses in our internal control over financial reporting.  Material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

As discussed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, management has concluded that our internal controls related to certain review processes and disclosure controls and procedures were not effective as of April 27, 2024 due to the identified material weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy. We have developed and continue to evolve our cybersecurity risk management strategy designed to protect our data and ensure the availability of our critical information systems.

Key components of our cybersecurity risk management strategy include:

●	the use of current cybersecurity systems and technologies providing a multi-tier approach to identifying, assessing and mitigating current and emerging cybersecurity risks.
●	an experienced internal security team responsible for managing our cybersecurity risk assessment processes, security controls and our response to cybersecurity incidents.
●	the use of external service providers that augment our internal cybersecurity resources.
●	cybersecurity awareness training of our employees, incident response personnel and senior management.

In addition, the Company has established response procedures to address cyber events that do occur. Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents and includes a contractual relationship with an external and cybersecurity response team. We also maintain insurance coverage that, subject to its terms and conditions, is intended to reimburse certain costs associated with cyber incidents and information systems failures.

During Fiscal 2024, there were no identified cybersecurity risks or threats, including as a result of previous cybersecurity incidents, that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Cybersecurity Governance. Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives periodic reports from management on our cybersecurity risk management. Our management team, led by our Director of Information Technology who has 30 years of Information Technology leadership experience, is responsible for assessing, identifying and managing material cybersecurity risks to our business.

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

At June 17, 2024, there were approximately 41,700 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

On June 12, 2024, the Company's board of directors declared a special cash dividend of $3.25 per share. The special cash dividend will be paid on or before July 24, 2024 to shareholders of record on June 24, 2024. The Company paid special cash dividends of $279.9 million ($3.00 per share) on January 29, 2021 and December 29, 2021, respectively.

Our Board of Directors has authorized a program to repurchase 3.2 million shares of our common stock of which approximately 1.9 million shares remain available and authorized for repurchases.

Performance Graph

The following graph shows a comparison of the five-year cumulative return of an investment of $100 cash on April 27, 2019, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the Dow Jones US Soft Drinks Index and the S&P 500 Index.

Total Returns Index For:	4/27/2019	5/02/2020	5/01/2021	4/30/2022	4/29/2023	4/27/2024

National Beverage Corp.	$100.00	$87.08	$179.79	$173.24	$195.33	$171.20

NASDAQ Composite - Total Return	100.00	106.94	174.88	155.50	155.53	204.22

Dow Jones US Soft Drinks Index	100.00	101.32	123.31	147.14	159.11	156.16

S&P 500 Index - Total Return	100.00	98.25	147.55	147.87	151.80	188.57

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

National Beverage Corp., in recent years, has transformed into an innovative, healthier refreshment company. From our corporate philosophy, development of products and marketing to manufacturing, we are converting consumers to a ‘Better for You’ thirst quencher that compassionately cares for their nutritional health. We are committed to our quest to innovate for the joy, benefit and enjoyment of our consumers’ healthier lifestyle.

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate® and LaCroix NiCola® sparkling water products; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 135 years.

Our strategy seeks the profitable growth of our products by (i) developing healthier beverages in response to the global shift in consumer buying habits and tailoring our beverage portfolio to the preferences of a diverse mix of ‘crossover consumers’ – a growing group desiring a healthier alternative to artificially sweetened and high- caloric beverages; (ii) emphasizing unique flavor development and variety throughout our brands that appeal to multiple demographic groups; (iii) maintaining points of difference through innovative marketing, packaging and consumer engagement and (iv) responding faster and more creatively to changing consumer trends than larger competitors who are burdened by legacy production and distribution complexity and costs.

Presently, our primary market focus is the United States and Canada. Certain of our beverages are also distributed on a limited basis in other countries and options to expand distribution to other regions are being pursued. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery. The warehouse delivery system allows our retail partners to further maximize their assets by utilizing their ability to pick up beverages at our warehouses, further lowering their/our product costs.

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, supply chain disruptions, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent. See “Item 1A. Risk Factors” in Part I of this report for additional information about risks and uncertainties facing our Company.  Also, see Note 14 - Restatements for certain cash flow restatements. Management believes these corrections did not in any way limit investment opportunities during these periods.

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended April 27, 2024 (“Fiscal 2024”) and April 29, 2023 (“Fiscal 2023”) results and year-to-year comparisons between Fiscal 2024 and Fiscal 2023. Discussions of fiscal year ended April 30, 2022 (“Fiscal 2022”) results and year-to-year comparisons between Fiscal 2023 and Fiscal 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 29, 2023, which is available free of charge on our website at www.nationalbeverage.com.

Net Sales

Net sales for Fiscal 2024 increased 1.6% to $1,191.7 million compared to $1,172.9 million for Fiscal 2023. The increase in sales resulted from a 1.8% increase in average selling price per case, partially offset by a 0.2% decline in case volume. The volume decline primarily impacted Power+Brands, partially offset by an increase in carbonated soft drink brands.

Gross Profit

Gross profit for Fiscal 2024 increased to $428.5 million compared to $396.8 million for Fiscal 2023. The increase in gross profit was primarily due to the increased average selling price per case and a decline in packaging costs. The cost of sales per case decreased 1.7% and gross margin increased to 36.0% compared to 33.8% for Fiscal 2023.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1- Significant Accounting Policies, of Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal 2024 decreased $0.2 million to $209.9 million from $210.1 million for Fiscal 2023. The decrease was primarily due to a decrease in shipping costs, partially offset by an increase in marketing and selling costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.6% compared to 17.9% in Fiscal 2023.

Other Income (Expense), net

Other income (expense), net includes primarily interest income of $12.2 million for Fiscal 2024 and $2.3 million for Fiscal 2023. The increase in interest income is due to increased average invested balances and higher yields.

Income Taxes

For Fiscal 2024 and Fiscal 2023, our effective tax rates were 23.1% and 23.7%, respectively. The differences between the effective rate and the federal statutory rate of 21% were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity available under our revolving credit facilities. At April 27, 2024, we had $327.0 million in cash and cash equivalents and maintained unsecured revolving credit facilities totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 - Debt, of Notes to the Consolidated Financial Statements.

Pursuant to a management agreement, we incurred fees to Corporate Management Advisors, Inc. (“CMA”) of $11.9 million and $11.7 million for Fiscal 2024 and Fiscal 2023, respectively. At April 27, 2024 and April 29, 2023, current liabilities included amounts due to CMA of $3.0 million and $2.9 million, respectively. See Note 6 - Capital Stock and Transactions with Related Parties, of Notes to the Consolidated Financial Statements.

Cash Flows

The Company’s cash position increased $169.0 million for Fiscal 2024 compared to an increase of $110.0 million for Fiscal 2023. Net cash provided by operating activities for Fiscal 2024 was $197.9 million compared to $161.7 million for Fiscal 2023. For Fiscal 2024, cash flow provided by operating activities was principally provided by an increase in operating income, a reduction in working capital other than cash, an increase in net interest income, partially offset by an increase in tax and lease payments.

Net cash used in investing activities for Fiscal 2024 reflects capital expenditures of $30.2 million, compared to capital expenditures of $22.0 million for Fiscal 2023. Expenditures for property, plant and equipment in Fiscal 2024 were primarily for capital projects to expand our capacity, enhance sustainability and packaging capabilities and improve efficiencies at our production facilities. We intend to continue such projects in Fiscal 2025 and anticipate Fiscal 2025 capital expenditures to be comparable to Fiscal 2024.

Financial Position

During Fiscal 2024, our working capital increased $176.9 million to $398.9 million. The increase in working capital primarily resulted from increased cash and cash equivalents generated by operations of $169.0 million and other net working capital increases of $7.9 million. Trade receivables decreased $2.1 million and days sales outstanding was 31.5 days at April 27, 2024 compared to 33.3 days at April 29, 2023. Inventories decreased $9.0 million as a result of the reduced quantities of finished goods and raw materials. Annual inventory turns increased to 8.6 times from 7.9 times. At April 27, 2024, the current ratio was 3.9 to 1 compared to 2.5 to 1 at April 29, 2023.

CONTRACTUAL OBLIGATIONS

Contractual obligations at April 27, 2024 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$61,169	$15,068	$25,229	$12,716	$8,156
Purchase commitments	39,106	39,007	99	-	-
Total	$100,275	$54,075	$25,328	$12,716	$8,156

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit-sharing plan. Annual contributions were $3.8 million for Fiscal 2024 and Fiscal 2023, respectively. See Note 11- Pension Plans, of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.2 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2025 and are expected to be renewed.

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

Credit Risk

We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. We monitor our exposure to credit losses and maintain allowances for anticipated credit losses based on our experience with past due accounts, collectability and our analysis of customer data.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if we believe such assets may be impaired. An impairment loss is written down to its estimated fair value based on discounted future cash flows.

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

Revenue Recognition

We recognize revenue upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit; however smaller direct-store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for credit losses based on our experience with past due accounts, collectability and our analysis of customer data.

We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid asset and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 – Significant Accounting Policies – Recently Issued Accounting Pronouncements, of Notes to the Consolidated Financial Statements, for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, ”may,” “will,” “should,” “could,” and similar expressions constitute “forward- looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward- looking statements contained herein to reflect future events or developments.

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

Interest Rates

At April 27, 2024, the Company had no borrowings outstanding. We are also subject to interest rate risk related to our investment in highly liquid short-duration investment securities which are considered cash equivalents. These investments are managed with the guidelines of the Company’s investment policy. Our policy requires investments to be investment grade, within the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of exposure to any one issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 27,	April 29,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$327,047	$158,074
Trade receivables, net	102,837	104,918
Inventories	84,603	93,578
Prepaid and other assets	22,385	9,835
Total current assets	536,872	366,405
Property, plant and equipment, net	159,730	148,423
Operating lease right-of-use assets	53,498	39,506
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,293	5,248
Total assets	$770,153	$574,342

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$78,283	$85,106
Accrued liabilities	46,565	47,318
Operating lease liabilities	13,079	11,745
Income taxes payable	-	152
Total current liabilities	137,927	144,321
Deferred income taxes, net	23,247	19,814
Operating lease liabilities	41,688	29,782
Other liabilities	7,779	7,938
Total liabilities	210,641	201,855
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,942,658 and 101,727,658 shares issued, respectively	1,019	1,017
Additional paid-in capital	42,588	40,393
Retained earnings	535,077	358,345
Accumulated other comprehensive income (loss)	4,911	(3,185)
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	559,512	372,487
Total liabilities and shareholders' equity	$770,153	$574,342

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2024	2023	2022

Net sales	$1,191,694	$1,172,932	$1,138,013

Cost of sales	763,243	776,143	720,208

Gross profit	428,451	396,789	417,805

Selling, general and administrative expenses	209,941	210,105	209,949

Operating income	218,510	186,684	207,856

Other income (expense), net	11,338	(242)	(260)

Income before income taxes	229,848	186,442	207,596

Provision for income taxes	53,116	44,278	49,084

Net income	$176,732	$142,164	$158,512

Earnings per common share:
Basic	$1.89	$1.52	$1.70
Diluted	$1.89	$1.52	$1.69

Weighted average common shares outstanding:
Basic	93,429	93,347	93,323
Diluted	93,630	93,608	93,599

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2024	2023	2022

Net income	$176,732	$142,164	$158,512

Other comprehensive income (loss), net of tax:

Cash flow hedges	7,910	(10,130)	3,882

Other	186	27	19

Total	8,096	(10,103)	3,901

Comprehensive income	$184,828	$132,061	$162,413

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Fiscal Year Ended
	April 27, 2024		April 29, 2023		April 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,727	1,017	101,712	1,017	101,676	1,016
Stock options exercised	215	2	15	-	36	1
End of year	101,942	1,019	101,727	1,017	101,712	1,017
Additional Paid-In Capital
Beginning of year		40,393		39,405		38,375
Stock options exercised		1,314		311		335
Stock-based compensation expense		881		677		695
End of year		42,588		40,393		39,405
Retained Earnings
Beginning of year		358,345		216,181		337,672
Net income		176,732		142,164		158,512
Common stock cash dividend		-		-		(280,003)
End of year		535,077		358,345		216,181
Accumulated Other Comprehensive Income (Loss)
Beginning of year		(3,185)		6,918		3,017
Cash flow hedges		7,910		(10,130)		3,882
Other		186		27		19
End of year		4,911		(3,185)		6,918
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)
Repurchase of common stock	-	-	-	-	-	-
	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$559,512		$372,487		$239,438

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2024	2023	2022
		(As Restated)	(As Restated)
Operating Activities:
Net income	$176,732	$142,164	$158,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,161	20,041	18,544
Deferred income taxes	907	(821)	5,326
Loss (gain) on disposal of property, plant and equipment, net	12	141	(7)
Stock-based compensation expense	881	677	695
Non-cash operating lease expense	14,039	13,240	13,258
Changes in assets and liabilities:
Trade receivables	2,081	(11,326)	(7,150)
Inventories	8,975	9,740	(31,838)
Prepaid and other assets	(8,151)	8,275	(13,797)
Accounts payable	(6,823)	(10,193)	6,545
Accrued and other liabilities	3,885	2,941	(3,731)
Operating lease liabilities	(14,792)	(13,214)	(13,224)
Net cash provided by operating activities	197,907	161,665	133,133

Investing Activities:
Purchases to property, plant and equipment	(30,300)	(21,979)	(29,015)
Proceeds from sale of property, plant and equipment	52	27	11
Net cash used in investing activities	(30,248)	(21,952)	(29,004)

Financing Activities:
Borrowing under Loan Facility	-	-	50,000
Repayments under Loan Facility	-	(30,000)	(20,000)
Dividends paid on common stock	-	-	(280,003)
Proceeds from exercises of stock options	1,314	311	335
Net cash provided by (used in) financing activities	1,314	(29,689)	(249,668)

Net Increase (Decrease) in Cash and Equivalents	168,973	110,024	(145,539)
Cash and Cash Equivalents - Beginning of Year	158,074	48,050	193,589
Cash and Cash Equivalents - End of Year	$327,047	$158,074	$48,050

Supplemental Cash Flow Information:
Interest paid	$228	$315	$371
Income taxes paid	$55,971	$37,831	$51,958

Non-Cash Activities:
Right-of- use assets obtained in exchange for lease liabilities	$28,039	$23,495	$6,054

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal year ended April 27, 2024 (“Fiscal 2024”), April 29, 2023 (“Fiscal 2023”) and April 30, 2022 (“Fiscal 2022”) and all consisted of 52 weeks. The fiscal year ending May 3, 2025 (“Fiscal 2025”) will consist of 53 weeks.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. Derivative financial instruments which are used to partially mitigate our exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 7- Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid securities (consisting primarily of bank deposits and short-term government money-market investments).

Trade Receivables, Net

Trade receivables are recorded at net realizable value, which includes an estimated allowance for credit losses. The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. The Company continually monitors our exposure to credit losses and maintains allowances for anticipated credit losses based on our experience with past due accounts, collectability and our analysis of customer data. Actual future losses from uncollectible accounts could differ from the Company’s estimate.

Changes in the allowance for credit losses were as follows:

	(In thousands)
	Fiscal 2024	Fiscal 2023	Fiscal 2022
Balance at beginning of year	$523	$559	$1,140
Net charge (credit) to expense	427	11	(581)
Net charge-off	(82)	(47)	-
Balance at end of year	$868	$523	$559

At April 27, 2024 and April 29, 2023, no customer comprised more than 10% of trade receivables. No customer accounted for more than 10% of net sales during any of the last three fiscal years.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at April 27, 2024 were comprised of finished goods of $50.3 million and raw materials of $34.3 million. Inventories at April 29, 2023 were comprised of finished goods of $54.3 million and raw materials of $39.2 million.

Property, Plant and Equipment, Net

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

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements and also leases certain warehouse space under lease agreements. The Company uses the following policies and assumptions to evaluate its leases:

●

Determining a lease: The Company assesses contracts at inception to determine whether an arrangement is or includes a lease, which conveys the Company’s right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and associated liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term.

●

Allocating lease and non-lease components: The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets. The Company has equipment and vehicle lease agreements, which generally have the lease and associated non- lease components accounted for as a single lease component. The Company has real estate lease agreements with lease and non-lease components, which are accounted for separately where applicable.

●

Calculating the discount rate: The Company calculates the discount rate based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company calculates an incremental borrowing rate.

●

Recognizing leases: The Company does not recognize leases with a contractual term of less than 12 months on its consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.

●

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses, which can be based on the Consumer Price Index or other rates. The Company assesses each contract individually and applies the appropriate variable payments based on the terms of the agreement.

●	Renewal options and/or purchase options: The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.

●	Residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain material residual value guarantees, restrictions or covenants.

Intangible Assets

Intangible assets at April 27, 2024 and April 29, 2023 consisted of non-amortizable acquired trademarks.

Impairment of Long-Lived Assets

All long-lived assets, excluding goodwill and intangible assets not subject to amortization, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner if management believes such assets may be impaired. An impaired asset is written down to its estimated fair value based on discounted future cash flows.

Insurance Programs

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At April 27, 2024 and April 29, 2023, other liabilities included accruals of $5.5 million and $5.5 million, respectively, for estimated non-current risk retention exposures, of which $4.0 million and $4.1 million, respectively, was covered by insurance at both dates and included as a component of non-current other assets.

Revenue Recognition

Revenue is recognized upon delivery to our customers, based on written sales terms that do not allow a right of return except in rare instances. Our products are typically sold on credit; however smaller direct store delivery accounts may be sold on a cash basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates and reserves for credit losses based on our experience with past due accounts, collectability and our analysis of customer data. Various sales incentive arrangements are offered to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid asset and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Shipping and handling costs were $77.8 million, $86.8 million and $87.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote our products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $50.0 million, $44.1 million and $47.6 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the future tax consequences attributable to operating losses and tax credit carryforwards, if applicable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance will be provided against deferred tax assets if the Company determines it is more likely than not such assets will not ultimately be realized.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 201,000, 261,000 and 276,000 shares in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. The weighted-average number of antidilutive stock options excluded from the calculation of diluted earnings per share was immaterial for Fiscal 2024.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and does not expect a material impact upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker. This standard does not change how an entity identifies its operating segments or applies quantitative thresholds to determine its reportable segments The standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and does not expect a material impact upon adoption.

2.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at April 27, 2024 and April 29, 2023 consisted of the following:

	(In thousands)
	2024	2023
Land	$9,835	$9,835
Buildings and improvements	71,754	70,615
Machinery and equipment	314,079	289,567
Total	395,668	370,017
Less: accumulated depreciation	(235,938)	(221,594)
Property, plant and equipment, net	$159,730	$148,423

Depreciation expense was $18.9 million, $17.7 million and $15.8 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

3.	ACCRUED LIABILITIES

Accrued liabilities at April 27, 2024 and April 29, 2023 consisted of the following:

	(In thousands)
	2024	2023
Accrued promotions	$18,826	$15,865
Accrued compensation	13,920	13,036
Recycling deposits	5,743	5,123
Accrued insurance	2,687	2,498
Accrued freight	2,262	2,819
Other	3,127	7,977
Total	$46,565	$47,318

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of our offices, buildings, machinery and equipment expiring at various dates through July 2035. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost was $15.9 million, $14.4 million and $14.5 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. As of April 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases were 4.80 years and 4.30%, respectively. As of April 29, 2023, the weighted-average remaining lease term and weighted average discount rate of operating leases were 4.34 years and 3.30%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $15.4 million, $14.3 million and $14.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases at April 27, 2024:

(In thousands)
Fiscal 2025	$15,068
Fiscal 2026	13,382
Fiscal 2027	11,847
Fiscal 2028	6,946
Fiscal 2029	5,770
Thereafter	8,156
Total minimum lease payments including interest	61,168
Less: Amounts representing interest	(6,401)
Present value of minimum lease payments	54,767
Less: Current portion of operating lease liabilities	(13,079)
Non-current portion of operating lease liabilities	$41,688

5.	DEBT

At April 27, 2024, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at April 27, 2024 or April 29, 2023. At April 27, 2024, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at April 27, 2024 or April 29, 2023. The Loan Facility expires December 31, 2025 and borrowings would bear interest at 1.05% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on our operations or financial position. At April 27, 2024, the subsidiary was in compliance with all loan covenants.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend on Common Stock of approximately $280 million on each of December 29, 2021 and January 29, 2021 at $3.00 per share. See Note 13 – Subsequent Event for cash dividend declared subsequent to year end.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time. In 1994, one of those public entities, through a merger, was no longer managed in this manner.

Under the terms of the agreement, CMA provides, subject to the direction and supervision of the Board of Directors of the Company, (i) senior corporate functions (including supervision of the Company’s financial, legal, executive recruitment, internal audit and information systems departments) as well as the services of a Chief Executive Officer and Chief Financial Officer and (ii) services in connection with acquisitions, dispositions and financings by the Company, including identifying and profiling acquisition candidates, negotiating and structuring potential transactions and arranging financing for any such transaction. CMA, through its personnel, also provides, to the extent possible, the stimulus and creativity to develop an innovative and dynamic persona for the Company, its products and corporate image. In order to fulfill its obligations under the management agreement, CMA employs numerous individuals, who, acting as a unit, provide management, administrative and creative functions for the Company.

CMA and the Company are joint owners of a corporate aircraft and pursuant to a joint ownership agreement, each party agreed to pay certain expenses associated with the use of the aircraft. During the past three years, the joint operating costs have averaged approximately $1.1 million per year.  In Fiscal 2022, the Company paid $0.4 million to acquire its ownership interest from the lessor and lease payments ended.

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time-to-time award additional incentive compensation to CMA or its personnel. The Board of Directors on various occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. We incurred management fees to CMA of $11.9 million, $11.7 million and $11.4 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. At April 27, 2024 and April 29, 2023, current liabilities included amounts due to CMA of $3.0 million and $2.9 million, respectively.

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

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Recognized in AOCI-
(Loss) gain before income taxes	$(425)	$(21,100)	$15,105
Less: income tax (benefit) provision	(111)	(5,047)	3,613
Net	(314)	(16,053)	11,492
Reclassified from AOCI to cost of sales-
(Loss) gain before income taxes	(10,805)	(7,785)	10,001
Less: income tax (benefit) provision	(2,581)	(1,862)	2,391
Net	(8,224)	(5,923)	7,610
Net change to AOCI	$7,910	$(10,130)	$3,882

As of April 27, 2024, the total notional amount of our outstanding aluminum swap contracts was $52.4 million and, assuming no change in the commodity prices, $5.7 million of unrealized gain before tax will be reclassified from AOCI and recognized into earnings over the next 12 months.

As of April 27, 2024, the fair value of the derivative asset was $5.7 million, which was included in prepaid and other assets. As of April 29, 2023, the fair value of the derivative liability, which was included in accrued liabilities, was $4.6 million. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market-based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Current	$49,683	$48,287	$42,555
Deferred	3,433	(4,009)	6,529
Total	$53,116	$44,278	$49,084

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed more likely than not that the benefit of deferred tax assets will not be realized. Deferred tax assets and liabilities at April 27, 2024 and April 29, 2023 consisted of the following:

	(In thousands)
	2024	2023
Deferred tax assets:
Accrued expenses and other	$3,923	$4,671
Inventory and amortizable assets	575	545
Total deferred tax assets	4,498	5,216
Deferred tax liabilities:
Property	25,002	23,715
Intangibles and other	2,743	1,315
Total deferred tax liabilities	27,745	25,030
Deferred tax liabilities, net	$23,247	$19,814

The reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.9	2.9
Other differences	(0.7)	(0.2)	(0.3)
Effective income tax rate	23.1%	23.7%	23.6%

At April 27, 2024, the gross amount of unrecognized tax benefits was $2.1 million. During Fiscal 2024, the income tax expense recognized related to uncertain tax positions was immaterial. If the Company were to prevail on all uncertain tax positions, the net effect would be to reduce our income tax expense by approximately $1.7 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	2024	2023	2022
Beginning balance	$2,096	$2,079	$2,055
Increases due to current period tax positions	60	75	114
Decreases due to lapse of statute of limitations and audit resolutions	(26)	(58)	(90)
Ending balance	$2,130	$2,096	$2,079

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. At April 27, 2024, unrecognized tax benefits included accrued interest of $0.3 million. During Fiscal 2024, the interest and penalties related to uncertain tax positions recognized in income tax expense was immaterial.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to our provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2018 are subject to examination. Generally, the income tax returns for the various state jurisdictions are subject to examination for years ending after Fiscal 2017.

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

The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 3,600,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The vesting schedule and exercise price of these options are tied to the recipient’s ownership level of common stock, the terms generally allow for the reduction in exercise price upon each vesting period and the options generally expire after ten years. Also, the Board of Directors authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 480,000 shares of common stock to key employees, consultants, directors and officers. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 12,000 shares in any two-year period. Options under the KEEP Program are forfeited in the event of the sale of shares used to acquire such options. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired, the exercise price reduces to the par value of the common stock at the end of the six-year vesting period and the options generally expire after ten years.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. The Company estimates expected forfeitures based upon historical experience. No stock options were granted in Fiscal 2024 or Fiscal 2023. In Fiscal 2022, stock options for 30,000 shares were granted with a weighted-average grant date fair value of $6.91. The weighted average Black-Scholes fair value assumptions for stock options granted in Fiscal 2022 were as follows: weighted average expected life of 6.5 years; weighted average expected volatility of 20.74%; weighted average risk-free interest rate of .82%; and expected dividend yield of 2.48%. The expected life of stock options was estimated based on historical experience.  The expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2024:

	Number of Shares	Price (a)
Options outstanding, beginning of year	521,300	$18.13
Granted	-	-
Exercised	(215,000)	$6.12
Forfeited or cancelled	(6,400)	$31.49
Options outstanding, end of year	299,900	$25.48
Options vested and exercisable, end of year	164,580	$23.40

(a) Weighted average exercise price.

Stock-based compensation expense was $0.9 million, $0.7 million, $0.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. The total income tax benefits related to stock-based compensation were $1.7 million, $0.2 million and $0.4 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Stock-based income tax benefits realized from stock option exercises aggregated $1.5 million, $0.1 million and $0.3 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

The total intrinsic value for stock options exercised was $9.1 million, $0.4 million and $1.4 million for Fiscal 2024, Fiscal 2023 and 2022, respectively. Cash proceeds from the exercise of stock options were $1.3 million, $0.3 million and $0.3 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

At April 27, 2024, unrecognized compensation expense related to the unvested portion of stock options was $1.4 million, which is expected to be recognized over a remaining weighted average period of 1.6 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at April 27, 2024 was 5.4 years and $5.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at April 27, 2024 was 4.7 years and $3.3 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $3.8 million, $3.8 million and $4.0 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2024 and Fiscal 2023 is for the plans’ years ending December 31, 2022 and 2021, respectively.

PPA Zone Status
Pension Fund	Fiscal 2024	Fiscal 2023	FIP/RP Status	Surcharge Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not Applicable	No

For the plan years ended December 31, 2022 and December 31, 2021, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreement for employees in the CSSS Fund expires on October 18, 2026. The collective bargaining agreement for employees in the WCT Fund expired on May 14, 2024 and is currently being negotiated.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In millions)
	Fiscal	Fiscal	Fiscal
Pension Fund	2024	2023	2022
CSSS Fund	$1.6	$1.6	$1.5
WCT Fund	0.8	0.8	0.8
Other multi-employer pension funds	0.2	0.2	0.2
Total	$2.6	$2.6	$2.5

12.	COMMITMENTS AND CONTINGENCIES

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. At April 27, 2024, the Company had purchase commitments for raw materials of $35.4 million through 2026.

At April 27, 2024, the Company had purchase commitments for plant and equipment of $3.7 million anticipated to be completed in Fiscal 2025.

13.	SUBSEQUENT EVENT

On June 12, 2024, the Company's board of directors declared a special cash dividend of $3.25 per share. The special cash dividend will be paid on or before July 24, 2024 to shareholders of record on June 24, 2024.

14.	RESTATEMENT

The Company identified corrections required to be made to its consolidated statements of cash flows for Fiscal 2023 and Fiscal 2022 and all quarterly periods within each of the three year period ended April 27, 2024, as the controls did not operate at a level precise enough to detect errors in certain calculations within the Consolidated Statements of Cash Flows and the presentation of right-of-use assets obtained in exchange for lease liabilities as supplemental non-cash items. These corrections do not impact the overall financial statements and “Net Cash Provided By Operating Activities”. These corrections do not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of income, its consolidated statements of  comprehensive income, or its consolidated statements of changes in stockholders’ equity as of or for Fiscal 2023, Fiscal 2022 and all quarterly periods within each of the three year period ended April 27, 2024.

A summary of the impact on the consolidated statement of cash flows is as follows (in thousands):

	Fiscal Year Ended April 29, 2023			Fiscal Year Ended April 30, 2022
Operating Activities:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating lease right-of-use asset	$(23,495)	$23,495	$-	$(6,054)	$6,054	$-
Prepaid and other assets	15,472	(7,197)	8,275	(5,084)	(8,713)	(13,797)
Accrued and other liabilities	(4,256)	7,197	2,941	(12,444)	8,713	(3,731)
Operating lease liabilities	10,281	(23,495)	(13,214)	(7,170)	(6,054)	(13,224)
Net cash provided by operating activities	161,665	-	161,665	133,133	-	133,133
Right-of- use assets obtained in exchange for lease liabilities	$-	$23,495	23,495	$-	$6,054	$6,054

	Three Months Ended July 29, 2023			Six Months Ended October 28, 2023			Nine Months Ended January 27, 2024
Operating Activities:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating lease right-of-use asset	$(3,589)	$3,589	$-	$(11,877)	$11,877	$-	$(27,905)	$27,905	$-
Prepaid and other assets	1,475	84	1,559	(600)	(5,817)	(6,417)	(3,186)	(8,600)	(11,786)
Accrued and other liabilities	9,562	(84)	9,478	(4,205)	5,817	1,612	(7,485)	8,600	1,115
Operating lease liabilities	287	(3,589)	(3,329)	3,586	(11,877)	(8,291)	16,629	(27,905)	(11,276)
Net cash provided by operating activities	70,143	-	70,143	102,059	-	102,059	137,465	-	137,465
Right-of-use assets obtained in exchange for lease liabilities	$-	$3,589	$3,589	$-	$11,877	$11,877	$-	$27,905	$27,905

	Three Months Ended July 30, 2022			Six Months Ended October 29, 2022			Nine Months Ended January 28, 2023
Operating Activities:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating lease right-of-use asset	$(12,468)	$12,468	$-	$(16,132)	$16,132	$-	$(19,539)	$19,539	$-
Prepaid and other assets	11,656	53	11,709	3,187	(770)	2,417	1,832	2,264	4,096
Accrued and other liabilities	(344)	(53)	(397)	(1,566)	770	(796)	5,271	(2,264)	3,007
Operating lease liabilities	9,310	(12,468)	(3,158)	9,597	(16,132)	(6,535)	9,633	(19,539)	(9,906)
Net cash provided by operating activities	40,617	-	40,617	82,238	-	82,238	112,253	-	112,253
Right-of-use assets obtained in exchange for lease liabilities	$-	$12,468	$12,468	$-	$16,132	$16,132	$-	$19,539	$19,539

	Three Months Ended July 31, 2021			Six Months Ended October 30, 2021			Nine Months Ended January 29, 2022
Operating Activities:	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating lease right-of-use asset	$(924)	$924	$-	$(1,594)	$1,594	$-	$(5,827)	$5,827	$-
Prepaid and other assets	(106)	1,506	1,400	510	(2,472)	(1,962)	(4,730)	(2,489)	(7,219)
Accrued and other liabilities	12,509	(1,506)	11,003	(9,545)	2,472	(7,073)	(7,724)	2,489	(5,235)
Operating lease liabilities	(2,192)	(924)	(3,116)	(5,093)	(1,594)	(6,687)	(4,250)	(5,827)	(10,077)
Net cash provided by operating activities	56,658	-	56,658	85,964	-	85,964	92,552	-	92,552
Right-of-use assets obtained in exchange for lease liabilities	$-	$924	$924	$-	$1,594	$1,594	$-	$5,827	$5,827

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Beverage Corp. and subsidiaries (the Company) as of April 27, 2024 and April 29, 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 27, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2024 and April 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 26, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 14 to the financial statements, the 2023 and 2022 financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

June 26, 2024

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of April 27, 2024. Based on that evaluation, our chief executive officer and our principal financial officer concluded that these disclosure controls and procedures were not effective due to the material weakness described below.  Notwithstanding the identified material weakness, the Company’s management, including our chief executive officer and principal financial officer, has concluded the Company’s consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 29, 2023 and April 30, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded at the time the respective 10-Qs and 10-Ks were filed that our internal control over financial reporting was effective based on those criteria. Subsequent to that assessment, management identified a material weakness in internal controls as described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal financial reporting controls over the review of the Consolidated Statements of Cash Flows, including operating lease disclosures and presentation at January 27, 2024, October 28, 2023 and July 29, 2023, and for Fiscal 2023, Fiscal 2022.  The controls did not operate at a level precise enough to detect errors in certain calculations within the Consolidated Statements of Cash Flows and the presentation of right-of-use assets obtained in exchange for lease liabilities as supplemental non-cash items.

Remediation

The Company’s management has implemented additional review procedures to enhance our internal control over financial reporting with respect to reporting cash flows.  These procedures include the hiring of additional financial professions to review the calculations underlying the cash flow presentation, enhanced procedures for assuring that right-of-use assets are reported on a timely basis by subsidiary personnel and additional quarter-end reviews of operating lease liabilities.  Management believes that implementation of these procedures will remediate the internal control weakness over financial reporting but will continue to monitor the applicable controls for a sufficient period of time to determine that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the identified material weakness described above, management believes that the consolidated financial statements included present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited National Beverage Corp. 's (the Company) internal control over financial reporting as of April 27,2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 27, 2024 and April 29, 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 27, 2024, and the related notes (collectively, the financial statements) of the Company and our report dated June 26, 2024, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company has ineffective financial reporting controls over the review of the statement of cash flows, including operating lease disclosures and presentation. The controls also did not operate at a level precise enough to detect other errors in calculations and formulas and as a result did not detect differences between classifications within the statement of cash flows and the presentation of right-of-use assets obtained in exchange for lease liabilities as supplemental non-cash items.. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated June 26, 2024, on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Fort Lauderdale, Florida

June 26, 2024

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Reporting Compliance” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant at April 27, 2024:

Name	Age	Position with Company

Nick A. Caporella(1)	88	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	63	President

George R. Bracken(3)	78	Executive Vice President – Finance

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

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:		Page
	1.	Financial Statements
		Consolidated Balance Sheets	18
		Consolidated Statements of Income	19
		Consolidated Statements of Comprehensive Income	20
		Consolidated Statements of Shareholders’ Equity	21
		Consolidated Statements of Cash Flows	22
		Notes to Consolidated Financial Statements	23
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	35

	2.	Financial Statement Schedules	NA

	3.	Exhibits
		See Exhibit Index which follows.

ITEM 16.         Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(14)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	Amended and Restated Credit Agreement dated January 5, 2022 between NewBevCo and lender therein(11)

10.13	Loan Agreement dated December 21, 2021 between NewBevCo, Inc. and lender therein(11)

10.14	Second Amended and Restated Credit Agreement between NewBevCo, Inc. and lender therein(12)

10.15	Amendment to Loan Agreement dated November 15, 2023 between NewBevCo, Inc. and lender therein(14)

19	National Beverage Corp. Insider Trading Policy (15)

21	Subsidiaries of Registrant (15)

23	Consent of Independent Registered Public Accounting Firm (15)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

97	National Beverage Corp. Compensation Clawback Policy (15) *

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.

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

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2022 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 2022 and is incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2023 and is incorporated herein by reference.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer and Principal Accounting Officer)
Date: June 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2024.

/s/ Nick A. Caporella	/s/ Cecil D. Conlee
Nick A. Caporella	Cecil D. Conlee
Chairman of the Board and	Director
Chief Executive Officer

/s/ Joseph G. Caporella	/s/ Samuel C. Hathorn, Jr.
Joseph G. Caporella	Samuel C. Hathorn, Jr.
President and Director	Director

/s/ George R. Bracken	/s/ Stanley M. Sheridan
George R. Bracken	Stanley M. Sheridan
Executive Vice President – Finance	Director
(Principal Financial Officer and Principal Accounting Officer)