Form 10-Q
period 2024-07-27
NATIONAL BEVERAGE CORP
filed 2024-09-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 27, 2024

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

The number of shares of registrant’s common stock outstanding as of September 3, 2024 was 93,611,846.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 27,	April 27,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$77,040	$327,047
Trade receivables, net	116,029	102,837
Inventories	90,629	84,603
Prepaid and other assets	9,516	22,385
Total current assets	293,214	536,872
Property, plant and equipment, net	158,446	159,730
Operating lease right-of-use assets	50,627	53,498
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,525	5,293
Total assets	$522,572	$770,153

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$73,894	$78,283
Accrued liabilities	49,767	46,565
Operating lease liabilities	12,821	13,079
Income taxes payable	11,000	-
Total current liabilities	147,482	137,927
Deferred income taxes, net	21,059	23,247
Operating lease liabilities	39,110	41,688
Other liabilities	8,325	7,779
Total liabilities	215,976	210,641
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,985,358 and 101,942,658 shares issued, respectively	1,020	1,019
Additional paid-in capital	43,092	42,588
Retained earnings	287,709	535,077
Accumulated other comprehensive (loss) income	(1,142)	4,911
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	306,596	559,512
Total liabilities and shareholders' equity	$522,572	$770,153

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	July 27,	July 29,
	2024	2023

Net sales	$329,473	$324,240

Cost of sales	207,041	209,759

Gross profit	122,432	114,481

Selling, general and administrative expenses	52,917	51,377

Operating income	69,515	63,104

Other income, net	4,347	2,063

Income before income taxes	73,862	65,167

Provision for income taxes	17,082	15,536

Net income	$56,780	$49,631

Earnings per common share:
Basic	$.61	$.53
Diluted	$.61	$.53

Weighted average common shares outstanding:
Basic	93,569	93,354
Diluted	93,667	93,610

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 27,	July 29,
	2024	2023

Net income	$56,780	$49,631

Other comprehensive loss, net of tax:
Cash flow hedges	(6,053)	(211)

Comprehensive income	$50,727	$49,420

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended
	July 27, 2024		July 29, 2023
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning and end of period	101,942	1,019	101,727	1,017
Stock options exercised	43	1	-	-
End of Period	101,985	1,020	101,727	1,017

Additional Paid-In Capital
Beginning of period		42,588		40,393
Stock options exercised		344		-
Stock-based compensation expense		160		168
End of period		43,092		40,561

Retained Earnings
Beginning of period		535,077		358,345
Net income		56,780		49,631
Common stock cash dividend		(304,148)		-
End of period		287,709		407,976

Accumulated Other Comprehensive (Loss) Income
Beginning of period		4,911		(3,185)
Cash flow hedges		(6,053)		(211)
End of period		(1,142)		(3,396)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$306,596		$422,075

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 27,	July 29,
	2024	2023
Operating Activities:
Net income	$56,780	$49,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,393	4,956
Deferred income taxes	(312)	4,284
Loss on disposal of property, plant and equipment, net	2	3
Stock-based compensation expense	160	171
Non-cash operating lease expense	3,556	3,329
Changes in assets and liabilities:
Trade receivables	(13,192)	(2,762)
Inventories	(6,026)	579
Prepaid and other assets	6,872	1,559
Accounts payable	(4,389)	2,217
Accrued and other liabilities	12,175	9,478
Operating lease liabilities	(3,520)	(3,302)
Net cash provided by operating activities	57,499	70,143

Investing Activities:
Purchases of property, plant and equipment	(3,704)	(5,474)
Proceeds from sale of property, plant and equipment	1	26
Net cash used in investing activities	(3,703)	(5,448)

Financing Activities:
Dividends paid on common stock	(304,148)	-
Proceeds from stock options exercised	345	-
Net cash used in financing activities	(303,803)	-

Net (Decrease) Increase in Cash and Cash Equivalents	(250,007)	64,695

Cash and Cash Equivalents - Beginning of Period	327,047	158,074

Cash and Cash Equivalents - End of Period	$77,040	$222,769

Supplemental Cash Flow Information:
Interest paid	$25	$112
Income taxes paid	$223	$1

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$684	$3,589

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

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of National Beverage Corp. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

Use of Estimates

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. Derivative financial instruments which are used to partially mitigate our exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 6-Derivative Financial Instruments.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of the inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at July 27, 2024 were comprised of finished goods of $49.0 million and raw materials of $41.6 million. Inventories at April 27, 2024 were comprised of finished goods of $50.3 million and raw materials of $34.3 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $19.5 million and $20.9 million for the three months ended July 27, 2024 and July 29, 2023, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $11.5 million and $10.8 million for the three months ended July 27, 2024 and July 29, 2023, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 98,000 and 256,000 shares in the three months ended July 27, 2024 and July 29, 2023, respectively.

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	July 27, 2024	April 27, 2024
Land	$9,835	$9,835
Buildings and improvements	71,757	71,754
Machinery and equipment	317,646	314,079
Total	399,238	395,668
Less: accumulated depreciation	(240,792)	(235,938)
Property, plant and equipment, net	$158,446	$159,730

Depreciation expense was $5.0 million and $4.6 million for the three months ended July 27, 2024 and July 29, 2023, respectively.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through May 2036. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.1 million and $3.7 million for the three months ended July 27, 2024 and July 29, 2023, respectively. As of July 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.69 years and 4.34%, respectively. As of April 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.80 years and 4.30%, respectively. Cash payments were $4.1 million and $3.7 million for operating leases for the three months ended July 27, 2024 and July 29, 2023, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of July 27, 2024:

(In thousands)
Fiscal 2025 – Remaining 3 quarters	$11,254
Fiscal 2026	13,465
Fiscal 2027	11,916
Fiscal 2028	7,016
Fiscal 2029	5,829
Thereafter	8,423
Total minimum lease payments including interest	57,903
Less: Amounts representing interest	(5,972)
Present value of minimum lease payments	51,931
Less: Current portion of lease obligations	(12,821)
Non-current portion of lease obligations	$39,110

4. DEBT

At July 27, 2024, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from October 28, 2024 to May 30, 2025 and any borrowings would currently bear interest at 1.05% above the Secured Overnight Financing Rate (SOFR). There were no borrowings outstanding under the Credit Facilities at July 27, 2024 or April 27, 2024. At July 27, 2024, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at July 27, 2024 or April 27, 2024. The Loan Facility expires December 31, 2025 and any borrowings would bear interest at 1.05% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At July 27, 2024, the subsidiary was in compliance with all loan covenants.

5. STOCK OPTIONS

During the three months ended July 27, 2024, no options were granted, options to purchase 42,700 shares were exercised and options to purchase 4,200 shares were cancelled at weighted average exercise prices of $8.07 and $15.71, respectively. At July 27, 2024, options to purchase 253,000 shares at a weighted average exercise price of $28.54 per share were outstanding and stock-based awards to purchase 5,397,605 shares of common stock were available for grant.

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

	Three Months Ended
	July 27, 2024	July 29, 2023
Recognized in AOCI:
Loss before income taxes	$(7,198)	$(4,040)
Less: income tax benefit	(1,704)	(966)
Net	(5,494)	(3,074)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	732	(3,763)
Less: income tax provision (benefit)	173	(900)
Net	559	(2,863)
Net change to AOCI	$(6,053)	$(211)

As of July 27, 2024, the notional amount of our outstanding aluminum swap contracts was $102.0 million and, assuming no change in commodity prices, $1.7 million of unrealized loss before tax will be reclassified from AOCI and recognized in earnings over the next 12 months.  The maximum length of time for which the Company hedges its exposure to the variability of future cash flows is less than three years.

As of July 27, 2024, the fair value of the short-term derivative liability was $1.9 million, which was included in accrued liabilities, the fair value of the long-term derivative liability was $0.7 million, which was included in other liabilities, and the fair value of the derivative asset was $0.4 million, of which $0.2 million was included in prepaids and other assets and $0.2 million in other assets. As of April 27, 2024, the fair value of the derivative asset, which was included in prepaid and other assets, was $5.7 million. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

7. CASH DIVIDEND

On June 12, 2024, the Company's board of directors declared a special cash dividend of $3.25 per share payable to shareholders of record on June 24, 2024. The special cash dividend of $304.1 million was paid on July 24, 2024.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, supply chain disruptions, holiday and seasonal programming, and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months when outdoor activities are more prevalent.

RESULTS OF OPERATIONS

Three Months Ended July 27, 2024 (first quarter of fiscal 2025) compared to

Three Months Ended July 29, 2023 (first quarter of fiscal 2024)

Net sales for the first quarter of fiscal 2025 increased 1.6% to $329.5 million compared to $324.2 million for the first quarter of fiscal 2024. The increase in sales resulted primarily from a 0.7% increase in case volume and a 0.7% increase in average selling price per case. The increase in case volume primarily impacted carbonated soft drink brands, partially offset by a slight decrease in Power+ Brands.

Gross profit for the first quarter of fiscal 2025 increased to $122.4 million compared to $114.5 million for the first quarter of fiscal 2024. The increase in gross profit was primarily due to a decline in packaging costs, the increase in average selling price per case and the increase in case volume. The cost of sales per case decreased 1.9% and gross margin increased to 37.2% compared to 35.3% for the first quarter of fiscal 2024.

Selling, general and administrative expenses for the first quarter of fiscal 2025 increased $1.5 million to $52.9 million from $51.4 million for the first quarter of fiscal 2024. The increase was primarily due to an increase in administrative and marketing costs, partially offset by a decrease in shipping costs. As a percentage of net sales, selling, general and administrative expenses increased to 16.1% for the first quarter of fiscal 2025 compared to 15.8% for the first quarter of fiscal 2024.

Other income, net includes interest income of $4.3 million for the first quarter of fiscal 2025 and $1.8 million for the first quarter of fiscal 2024. The increase in interest income is due primarily to increased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.1% for the first quarter of fiscal 2025 and 23.8% for the first quarter of fiscal 2024. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes, partially offset by excess tax benefits realized from stock options exercised.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity.  At July 27, 2024, we maintained unsecured revolving Credit Facilities and Loan Facility totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position decreased $250.0 million for the first quarter of fiscal 2025 compared to an increase of $64.7 million for the first quarter of fiscal 2024 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first quarter of fiscal 2025 was $57.5 million compared to $70.1 million for the first quarter of fiscal 2024. For the first quarter of fiscal 2025, cash flow provided by operating activities decreased primarily due to increases in working capital excluding cash, partially offset by an increase in operating income and interest income.

Net cash used in investing activities for the first quarter of fiscal 2025 reflects capital expenditures of $3.7 million, compared to capital expenditures of $5.5 million for the first quarter of fiscal 2024. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2025 capital expenditures will be in the range of $25 to $30 million.

Net cash used in financing activities for the first quarter of fiscal 2025 reflects the payments of a special dividend of $304.1 million.

Financial Position

At July 27, 2024, working capital decreased to $145.7 million from $398.9 million at April 27, 2024. The current ratio was 2.0 to 1 at July 27, 2024 compared to 3.9 to 1 at April 27, 2024. The decrease in working capital and current ratio was due primarily to the payment of the $304.1 million cash dividend. Trade receivables increased $13.2 million and days sales outstanding increased to 32.0 from 31.5 days. Inventories increased $6.0 million and inventory turns declined to 8.3 times from 8.6 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

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

As previously disclosed in the Form 10-K for the year ended April 27, 2024, management identified a material weakness in our internal financial reporting controls over the review of the Consolidated Statements of Cash Flows at January 27, 2024 and previous periods, including operating lease disclosures and presentation. The controls did not operate at a level precise enough to detect errors in certain calculations within the Consolidated Statements of Cash Flows and the presentation of right-of-use assets obtained in exchange for lease liabilities as supplemental non-cash items. As a result, we implemented additional review procedures in the fourth quarter of fiscal 2024 that included the hiring of additional financial professionals to review the calculations underlying the cash flow presentation, enhanced procedures for assuring that right-of-use assets are reported on a timely basis by subsidiary personnel and additional quarter-end reviews of operating lease liabilities.

During the first quarter of our current fiscal year, we completed our testing of the effectiveness of internal controls impacted by these remediation measures and concluded that the material weakness has been remediated.

Based upon these evaluations, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for those improvements in internal controls described above.

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, ”may,” “will,” “should,” “could,” and similar expressions constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive beverages, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our beverages, changes in brand image, consumer demand and preferences and our success in creating beverages geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, government regulations, taxes or fees imposed on the sale of our beverages, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 27, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2024

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)