Form 10-Q
period 2024-10-26
NATIONAL BEVERAGE CORP
filed 2024-12-05
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 26, 2024

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

The number of shares of registrant’s common stock outstanding as of December 2, 2024 was 93,614,646.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 26,	April 27,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$112,837	$327,047
Trade receivables, net	99,605	102,837
Inventories	91,048	84,603
Prepaid and other current assets	21,401	22,385
Total current assets	324,891	536,872
Property, plant and equipment, net	160,317	159,730
Operating lease right-of-use assets	49,301	53,498
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	8,171	5,293
Total assets	$557,440	$770,153

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$69,646	$78,283
Accrued liabilities	44,912	46,565
Operating lease liabilities	12,869	13,079
Income taxes payable	684	-
Total current liabilities	128,111	137,927
Deferred income taxes, net	23,587	23,247
Operating lease liabilities	37,614	41,688
Other liabilities	7,984	7,779
Total liabilities	197,296	210,641
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,988,758 and 101,942,658 shares issued, respectively	1,020	1,019
Additional paid-in capital	43,355	42,588
Retained earnings	333,346	535,077
Accumulated other comprehensive loss	6,506	4,911
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	360,144	559,512
Total liabilities and shareholders' equity	$557,440	$770,153

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023

Net sales	$291,202	$300,074	$620,675	$624,314

Cost of sales	181,851	192,216	388,892	401,975

Gross profit	109,351	107,858	231,783	222,339

Selling, general and administrative expenses	51,484	53,559	104,401	104,935

Operating income	57,867	54,299	127,382	117,404

Other income, net	1,729	2,716	6,076	4,778

Income before income taxes	59,596	57,015	133,458	122,182

Provision for income taxes	13,959	13,227	31,041	28,763

Net income	$45,637	$43,788	$102,417	$93,419

Earnings per common share:
Basic	$.49	$.47	$1.09	$1.00
Diluted	$.49	$.47	$1.09	$1.00

Weighted average common shares outstanding:
Basic	93,613	93,360	93,596	93,357
Diluted	93,686	93,604	93,682	93,607

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023

Net income	$45,637	$43,788	$102,417	$93,419

Other comprehensive income, net of tax:
Cash flow hedges	7,648	855	1,595	644

Comprehensive income	$53,285	$44,643	$104,012	$94,063

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Months Ended				Six Months Ended
	October 26, 2024		October 28, 2023		October 26, 2024		October 28, 2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,985	1,020	101,727	1,017	101,942	1,019	101,727	1,017
Stock options exercised	4	-	39	1	47	1	39	1
End of Period	101,989	1,020	101,766	1,018	101,989	1,020	101,766	1,018

Additional Paid-In Capital
Beginning of period		43,092		40,561		42,588		40,393
Stock options exercised		112		278		456		278
Stock-based compensation expense		151		173		311		341
End of period		43,355		41,012		43,355		41,012

Retained Earnings
Beginning of period		287,709		407,976		535,077		358,345
Net income		45,637		43,788		102,417		93,419
Common stock cash dividend		-		-		(304,148)		-
End of period		333,346		451,764		333,346		451,764

Accumulated Other Comprehensive Income (Loss)
Beginning of period		(1,142)		(3,396)		4,911		(3,185)
Cash flow hedges, net of tax		7,648		855		1,595		644
End of period		6,506		(2,541)		6,506		(2,541)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$360,144		$467,170		$360,144		$467,170

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 26,	October 28,
	2024	2023
Operating Activities:
Net income	$102,417	$93,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,533	9,941
Deferred income taxes	(146)	4,134
Loss on disposal of property, plant and equipment, net	7	3
Stock-based compensation expense	311	341
Non-cash operating lease expense	7,141	6,921
Changes in assets and liabilities:
Trade receivables	3,232	4,695
Inventories	(6,445)	804
Prepaid and other assets	(332)	(6,417)
Accounts payable	(8,637)	(5,103)
Accrued and other liabilities	(764)	1,612
Operating lease liabilities	(7,227)	(8,291)
Net cash provided by operating activities	100,090	102,059

Investing Activities:
Purchases of property, plant and equipment	(10,611)	(12,760)
Proceeds from sale of property, plant and equipment	2	28
Net cash used in investing activities	(10,609)	(12,732)

Financing Activities:
Dividends paid on common stock	(304,148)	-
Proceeds from stock options exercised	457	278
Net cash (used in) provided by financing activities	(303,691)	278

Net (Decrease) Increase in Cash and Cash Equivalents	(214,210)	89,605

Cash and Cash Equivalents - Beginning of Period	327,047	158,074

Cash and Cash Equivalents - End of Period	$112,837	$247,679

Supplemental Cash Flow Information:
Interest paid	$14	$146
Income taxes paid	$31,084	$30,514

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,943	$11,877

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. Derivative financial instruments which are used to partially mitigate our exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses as of October 26, 2024 and April 27, 2024 were $1.0  million and $0.9 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of the inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at October 26, 2024 were comprised of finished goods of $49.0 million and raw materials of $42.1 million. Inventories at April 27, 2024 were comprised of finished goods of $50.3 million and raw materials of $34.3 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $18.4 million and $19.7 million for the three months ended October 26, 2024 and October 28, 2023, respectively. Shipping and handling costs were $38.0 million and $40.6 million for the six months ended October 26, 2024 and October 28, 2023, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $11.6 million and $13.3 million for the three months ended October 26, 2024 and October 28, 2023, respectively. Marketing costs were $23.1 million and $24.1 million for the six months ended October 26, 2024 and October 28, 2023, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options that was 73,000 and 244,000 shares in the three months ended October 26, 2024 and October 28, 2023, respectively. The dilutive effect of stock options was 86,000 and 250,000 shares in the six months ended October 26, 2024 and October 28, 2023, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and does not expect a material impact upon adoption.

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

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	October 26, 2024	April 27, 2024
Land	$9,835	$9,835
Buildings and improvements	72,894	71,754
Machinery and equipment	323,204	314,079
Total	405,933	395,668
Less: accumulated depreciation	(245,616)	(235,938)
Property, plant and equipment, net	$160,317	$159,730

Property, plant and equipment included construction-in-progress in the amounts of $35.5 million and $32.5 million as of October 26, 2024, and April 27, 2024, respectively. Depreciation expense was $5.0 million and $4.7 million for the three months ended October 26, 2024 and October 28, 2023, respectively. Depreciation expense was $10.0 million and $9.3 million for the six months ended October 26, 2024 and October 28, 2023, respectively.  Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through May 2036. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.1 million and $4.0 million for the three months ended October 26, 2024 and October 28, 2023, respectively. Operating lease costs were $8.3 million and $7.7 million for the six months ended October 26, 2024 and October 28, 2023, respectively. As of October 26, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.57 years and 4.43%, respectively. As of April 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.80 years and 4.30%, respectively. Cash payments were $4.3 million and $4.1 million for operating leases for the three months ended October 26, 2024 and October 28, 2023, respectively. Cash payments were $8.4 million and $7.8 million for operating leases for the six months ended October 26, 2024 and October 28, 2023, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of October 26, 2024:

(In thousands)
Fiscal 2025 – Remaining 2 quarters	$7,440
Fiscal 2026	13,884
Fiscal 2027	12,343
Fiscal 2028	7,452
Fiscal 2029	6,273
Thereafter	8,837
Total minimum lease payments including interest	56,229
Less: amounts representing interest	(5,746)
Present value of minimum lease payments	50,483
Less: current portion of lease obligations	(12,869)
Non-current portion of lease obligations	$37,614

4. DEBT

At October 26, 2024, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from May 30, 2025 to September 10, 2027 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at October 26, 2024 or April 27, 2024. At October 26, 2024, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

On December 21, 2021, a subsidiary of the Company entered into an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at October 26, 2024 or April 27, 2024. The Loan Facility expires December 31, 2025 and any borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At October 26, 2024, the subsidiary was in compliance with all loan covenants.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Recognized in AOCI:
Income (loss) before income taxes	$10,420	$(2,341)	$3,222	$(6,381)
Less: income tax provision (benefit)	2,460	(560)	755	(1,526)
Net	7,960	(1,781)	2,467	(4,855)
Reclassified from AOCI to cost of sales:
Loss before income taxes	(409)	(3,464)	(1,141)	(7,227)
Less: income tax benefit	(97)	(828)	(269)	(1,728)
Net	(312)	(2,636)	(872)	(5,499)
Net change to AOCI	$7,648	$855	$1,595	$644

As of October 28, 2024, the notional amount of our outstanding aluminum swap contracts was $86.0 million and, assuming no change in commodity prices, $5.4 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. The maximum length of time for which the Company hedges its exposure to the variability of future cash flows is less than three years.

As of October 28, 2024, the fair value of the derivative asset was $7.8 million, of which $5.4 million was included in prepaid and other assets and $2.4 million in other assets. As of April 27, 2024, the fair value of the derivative asset, which was included in prepaid and other current assets, was $5.7 million. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $2.9 million and $3.0 million for the three months ended October 26, 2024 and October 28, 2023, respectively. Management fees to CMA were $6.2 million and $6.3 million for the six months ended October 26, 2024 and October 28, 2023, respectively.  At October 26, 2024 and April 27, 2024,  current liabilities included amounts due to CMA of $1.8 million and $3.0 million, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended October 26, 2024 (second quarter of fiscal 2025) compared to

Three Months Ended October 28, 2023 (second quarter of fiscal 2024)

Net sales for the second quarter of fiscal 2025 decreased 3.0% to $291.2 million compared to $300.1 million for the second quarter of fiscal 2024. The decrease in sales resulted primarily from a 4.6% decrease in case volume, partially offset by a 2.2% increase in average selling price per case. The decrease in case volume impacted both Power + Brands and carbonated soft drink brands.

Gross profit for the second quarter of fiscal 2025 increased to $109.4 million compared to $107.9 million for the second quarter of fiscal 2024. The increase in gross profit was primarily due to a decline in certain packaging costs and an increase in average selling price per case, partially offset by the decrease in case volume. The average cost of sales per case decreased 0.3% and gross margin increased to 37.6% compared to 35.9% for the second quarter of fiscal 2024.

Selling, general and administrative expenses for the second quarter of fiscal 2025 decreased $2.1 million to $51.5 million from $53.6 million for the second quarter of fiscal 2024. The decrease was primarily due to a decrease in marketing and shipping and handling costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.7% for the second quarter of fiscal 2025 compared to 17.8% for the second quarter of fiscal 2024.

Other income, net includes interest income of $1.7 million for the second quarter of fiscal 2025 and $2.2 million for the second quarter of fiscal 2024. The decrease in interest income is due primarily to lower average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.4% for the second quarter of fiscal 2025 and 23.2% for the second quarter of fiscal 2024. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Months Ended October 26, 2024 (first six months of fiscal 2025) compared to

Six Months Ended October 28, 2023 (first six months of fiscal 2024)

Net sales for the first six months of fiscal 2025 decreased 0.6% to $620.7 million from $624.3 million for the first six months of fiscal 2024. The decrease in sales resulted primarily from a 1.8% decrease in case volume, partially offset by a 1.4% increase in average selling price per case. The decrease in case volume impacted both Power+ Brands and carbonated soft drink brands.

Gross profit for the first six months of fiscal 2025 increased to $231.8 million from $222.3 million for the first six months of fiscal 2024. The increase in gross profit was primarily due to a decline in certain packaging costs and an increase in average selling price per case, partially offset by the decrease in case volume. The average cost of sales per case decreased 1.2% and gross margin increased to 37.3% compared to 35.6% for the first six months of fiscal 2024.

Selling, general and administrative expenses for the first six months of fiscal 2025 decreased $0.5 million to $104.4 million from $104.9 million for the first six months of fiscal 2024. The decrease was primarily due to a decrease in marketing and shipping and handling costs. As a percentage of net sales, selling, general and administrative expenses remained at 16.8% for both of the first six months of fiscal 2025 and fiscal 2024.

Other income, net includes interest income of $6.0 million for the first six months of fiscal 2025 and $4.0 million for the first six months of fiscal 2024. The increase in interest income is due to increased average invested balances and higher yields.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.3% for the first six months of fiscal 2025 and 23.5% for the first six months of fiscal 2024. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity. At October 28, 2024, we maintained unsecured credit facilities totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position decreased $214.2 million for the first six months of fiscal 2025 compared to an increase of $89.6 million for the first six months of fiscal 2024 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first six months of fiscal 2025 was $100.1 million compared to $102.1 million for the first six months of fiscal 2024. For the first six months of fiscal 2025, cash flow provided by operating activities decreased primarily due to increases in working capital excluding cash, partially offset by an increase in net income.

Net cash used in investing activities for the first six months of fiscal 2025 reflects capital expenditures of $10.6 million, compared to capital expenditures of $12.8 million for the first six months of fiscal 2024. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2025 capital expenditures will be in the range of $25 to $30 million.

Net cash used in financing activities for the first six months of fiscal 2025 reflects the payment of a special dividend of $304.1 million.

Financial Position

At October 26, 2024, working capital decreased to $196.8 million from $398.9 million at April 27, 2024. The current ratio was 2.5 to 1 at October 26, 2024 compared to 3.9 to 1 at April 27, 2024. The decrease in working capital and current ratio was due primarily to the payment of the $304.1 million cash dividend. Trade receivables decreased $3.2 million and days sales outstanding decreased to 31.1 from 31.5 days. Inventories increased $6.4 million and inventory turns declined to 8.2 times from 8.6 times.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.16	Credit Agreement between NewBevCo, Inc. and lender therein dated September 10, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 26, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2024

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance (Principal Financial Officer)