Form 10-Q
period 2025-01-25
NATIONAL BEVERAGE CORP
filed 2025-03-06
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 25, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-14170

NATIONAL BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8050 SW Tenth Street, Suite 4000, Fort Lauderdale, FL 33324

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

The number of shares of registrant’s common stock outstanding as of March 4, 2025 was 93,620,246.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	January 25,	April 27,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$149,222	$327,047
Trade receivables, net	90,903	102,837
Inventories	85,032	84,603
Prepaid and other current assets	27,413	22,385
Total current assets	352,570	536,872
Property, plant and equipment, net	165,585	159,730
Operating lease right-of-use assets	53,838	53,498
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	7,267	5,293
Total assets	$594,020	$770,153

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$62,637	$78,283
Accrued liabilities	43,260	46,565
Operating lease liabilities	13,076	13,079
Income taxes payable	641	-
Total current liabilities	119,614	137,927
Deferred income taxes, net	23,826	23,247
Operating lease liabilities	42,256	41,688
Other liabilities	8,088	7,779
Total liabilities	193,784	210,641
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized: Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,994,358 and 101,942,658 shares issued, respectively	1,020	1,019
Additional paid-in capital	43,567	42,588
Retained earnings	372,989	535,077
Accumulated other comprehensive income	6,743	4,911
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	400,236	559,512
Total liabilities and shareholders' equity	$594,020	$770,153

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024

Net sales	$267,050	$270,065	$887,725	$894,379

Cost of sales	168,100	173,034	556,992	575,009

Gross profit	98,950	97,031	330,733	319,370

Selling, general and administrative expenses	48,373	48,850	152,774	153,785

Operating income	50,577	48,181	177,959	165,585

Other income, net	1,398	1,967	7,474	6,745

Income before income taxes	51,975	50,148	185,433	172,330

Provision for income taxes	12,332	10,556	43,373	39,319

Net income	$39,643	$39,592	$142,060	$133,011

Earnings per common share:
Basic	$.42	$.42	$1.52	$1.42
Diluted	$.42	$.42	$1.52	$1.42

Weighted average common shares outstanding:
Basic	93,617	93,454	93,603	93,389
Diluted	93,691	93,640	93,685	93,618

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024

Net income	$39,643	$39,592	$142,060	$133,011

Other comprehensive income, net of tax:
Cash flow hedges	237	2,732	1,832	3,376

Comprehensive income	$39,880	$42,324	$143,892	$136,387

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)
	Three Months Ended				Nine Months Ended
	January 25, 2025		January 27, 2024		January 25, 2025		January 27, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,985	1,020	101,766	1,018	101,942	1,019	101,727	1,017
Stock options exercised	9	-	142	1	52	1	181	2
End of Period	101,994	1,020	101,908	1,019	101,994	1,020	101,908	1,019

Additional Paid-In Capital
Beginning of period		43,355		41,012		42,588		40,393
Stock options exercised		58		562		514		841
Stock-based compensation expense		154		164		465		504
End of period		43,567		41,738		43,567		41,738

Retained Earnings
Beginning of period		333,346		451,764		535,077		358,345
Net income		39,643		39,592		142,060		133,011
Common stock cash dividend		-		-		(304,148)		-
End of period		372,989		491,356		372,989		491,356

Accumulated Other Comprehensive Income (Loss)
Beginning of period		6,506		(2,541)		4,911		(3,185)
Cash flow hedges, net of tax		237		2,732		1,832		3,376
End of period		6,743		191		6,743		191

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$400,236		$510,221		$400,236		$510,221

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	January 25,	January 27,
	2025	2024
Operating Activities:
Net income	$142,060	$133,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,317	15,089
Deferred income taxes	20	4,024
Stock-based compensation expense	465	504
Other, net	632	3
Non-cash operating lease expense	10,786	10,482
Changes in assets and liabilities:
Trade receivables	11,934	3,187
Inventories	(429)	4,908
Prepaid and other assets	(5,501)	(11,786)
Accounts payable	(15,646)	(11,796)
Accrued and other liabilities	(2,457)	1,115
Operating lease liabilities	(10,560)	(11,276)
Net cash provided by operating activities	146,621	137,465

Investing Activities:
Purchases of property, plant and equipment	(20,815)	(19,464)
Proceeds from sale of property, plant and equipment	2	45
Net cash used in investing activities	(20,813)	(19,419)

Financing Activities:
Dividends paid on common stock	(304,148)	-
Proceeds from stock options exercised	515	841
Net cash (used in) provided by financing activities	(303,633)	841

Net (Decrease) Increase in Cash and Cash Equivalents	(177,825)	118,887

Cash and Cash Equivalents - Beginning of Period	327,047	158,074

Cash and Cash Equivalents - End of Period	$149,222	$276,961

Supplemental Cash Flow Information:
Interest paid	$65	$146
Income taxes paid	$46,501	$43,549

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$11,125	$27,905

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. As of January 25, 2025 and April 27, 2024, cash and cash equivalents included money-market instruments of $77.2 million and $240.7 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses as of January 25, 2025 and April 27, 2024 were $1.3 million and $0.9 million, respectively. The Company’s trade receivable, net balances as of January 27, 2024 and April 29, 2023 were $101.7 million and $104.9 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of the inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at January 25, 2025 were comprised of finished goods of $46.1 million and raw materials of $38.9 million. Inventories at April 27, 2024 were comprised of finished goods of $50.3 million and raw materials of $34.3 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $17.5 million and $17.7 million for the three months ended January 25, 2025 and January 27, 2024, respectively. Shipping and handling costs were $55.5 million and $58.3 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $10.1 million and $11.0 million for the three months ended January 25, 2025 and January 27, 2024, respectively. Marketing costs were $33.2 million and $35.1 million for the nine months ended January 25, 2025 and January 27, 2024, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options that was 74,000 and 186,000 shares in the three months ended January 25, 2025 and January 27, 2024, respectively. The dilutive effect of stock options was 82,000 and 229,000 shares in the nine months ended January 25, 2025 and January 27, 2024, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker. This standard does not change how an entity identifies its operating segments or applies quantitative thresholds to determine its reportable segments. The standard will be effective for our fiscal year ending May 3, 2025. The Company evaluated the impact of adoption of this standards on its consolidated financial statements and does not expect a material impact upon adoption.

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	January 25, 2025	April 27, 2024
Land	$9,835	$9,835
Buildings and improvements	73,735	71,754
Machinery and equipment	332,440	314,079
Total	416,010	395,668
Less: accumulated depreciation	(250,425)	(235,938)
Property, plant and equipment, net	$165,585	$159,730

Property, plant and equipment included construction-in-progress in the amounts of $42.0 million and $32.5 million as of January 25, 2025 and April 27, 2024, respectively. Depreciation expense was $4.9 million and $4.8 million for the three months ended January 25, 2025 and January 27, 2024, respectively. Depreciation expense was $15.0 million and $14.0 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through January 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.2 million and $4.1 million for the three months ended January 25, 2025 and January 27, 2024, respectively. Operating lease costs were $12.5 million and $11.8 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. As of January 25, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.85 years and 4.50%, respectively. As of April 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases was 4.80 years and 4.30%, respectively. Cash payments were $3.9 million and $3.5 million for operating leases for the three months ended January 25, 2025 and January 27, 2024, respectively. Cash payments were $12.3 million and $11.4 million for operating leases for the nine months ended January 25, 2025 and January 27, 2024, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 25, 2025:

(In thousands)
Fiscal 2025 – Remaining quarter	$3,720
Fiscal 2026	15,120
Fiscal 2027	13,613
Fiscal 2028	8,769
Fiscal 2029	7,640
Thereafter	13,238
Total minimum lease payments including interest	62,100
Less: amounts representing interest	(6,768)
Present value of minimum lease payments	55,332
Less: current portion of lease obligations	(13,076)
Non-current portion of lease obligations	$42,256

4. DEBT

At January 25, 2025, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from May 30, 2025 to September 10, 2027 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at January 25, 2025 or April 27, 2024. At January 25, 2025, $2.2 million of the Credit Facilities was reserved for standby letters of credit and $97.8 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at January 25, 2025 or April 27, 2024. The Loan Facility expires December 31, 2027 and any borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements), and contain other restrictions, none of which are expected to have a material effect on operations or financial position. At January 25, 2025, the subsidiary was in compliance with all loan covenants.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Recognized in AOCI:
Income (loss) before income taxes	$1,704	$1,465	$4,927	$(4,916)
Less: income tax provision (benefit)	402	350	1,157	(1,176)
Net	1,302	1,115	3,770	(3,740)
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	1,395	(2,126)	2,536	(9,353)
Less: income tax provision (benefit)	330	(509)	598	(2,237)
Net	1,065	(1,617)	1,938	(7,116)
Net change to AOCI	$237	$2,732	$1,832	$3,376

As of January 25, 2025, the notional amount of our outstanding aluminum swap contracts was $73.0 million and, assuming no change in commodity prices, $6.7 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. The maximum length of time for which the Company hedges its exposure to the variability of future cash flows is less than three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of January 25, 2025, the fair value of the derivative asset was $8.2 million, of which $6.8 million was included in prepaid and other assets and $1.4 million in other assets. The fair value of the derivative liability was $0.1 million which was included in accrued liabilities. As of April 27, 2024, the fair value of the derivative asset, which was included in prepaid and other current assets, was $5.7 million. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $2.7 million for each of the three months ended January 25, 2025 and January 27, 2024. Management fees to CMA were $8.9 million and $9.0 million for the nine months ended January 25, 2025 and January 27, 2024, respectively. At January 25, 2025 and April 27, 2024, current liabilities included amounts due to CMA of $1.6 million and $3.0 million, respectively.

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

The majority of our brands are geared to the active and health-conscious consumer, including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix®, LaCroix Cúrate®, and LaCroix NiCola® sparkling water beverages; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based beverages. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 135 years.

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

RESULTS OF OPERATIONS

Three Months Ended January 25, 2025 (third quarter of fiscal 2025) compared to

Three Months Ended January 27, 2024 (third quarter of fiscal 2024)

Net sales for the third quarter of fiscal 2025 decreased 1.1% to $267.1 million from $270.1 million for the third quarter of fiscal 2024. The decrease in sales resulted primarily from a 3.4% decrease in case volume, partially offset by a 2.2% increase in average selling price per case. The decrease in case volume primarily impacted Power + Brands, partially offset by a modest increase in carbonated soft drink brands.

Gross profit for the third quarter of fiscal 2025 increased to $99.0 million from $97.0 million for the third quarter of fiscal 2024. The increase in gross profit was primarily due to an increase in average selling price per case and a decline in packaging costs, partially offset by the decrease in case volume. The average cost of sales per case remained constant and gross margin increased to 37.1% from 35.9% for the third quarter of fiscal 2024.

Selling, general and administrative expenses for the third quarter of fiscal 2025 decreased $0.5 million to $48.4 million from $48.9 million for the second quarter of fiscal 2024. The decrease was primarily due to a decrease in marketing and selling costs. As a percentage of net sales, selling, general and administrative expenses remained constant at 18.1% for the third quarter of fiscal 2025 and fiscal 2024, respectively.

Other income, net includes interest income of $1.4 million for the third quarter of fiscal 2025 and $1.8 million for the third quarter of fiscal 2024. The decrease in interest income is due primarily to lower average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.7% for the third quarter of fiscal 2025 and 21.0% for the third quarter of fiscal 2024. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Months Ended January 25, 2025 (first nine months of fiscal 2025) compared to

Nine Months Ended January 27, 2024 (first nine months of fiscal 2024)

Net sales for the first nine months of fiscal 2025 decreased 0.7% to $887.7 million from $894.4 million for the first nine months of fiscal 2024. The decrease in sales resulted primarily from a 2.3% decrease in case volume, partially offset by a 1.7% increase in average selling price per case. The decrease in case volume impacted both Power+ Brands and carbonated soft drink brands.

Gross profit for the first nine months of fiscal 2025 increased to $330.7 million from $319.4 million for the first nine months of fiscal 2024. The increase in gross profit was primarily due to a decline in packaging costs and an increase in average selling price per case, partially offset by the decrease in case volume. The average cost of sales per case decreased 0.9% and gross margin increased to 37.3% from 35.7% for the first nine months of fiscal 2024.

Selling, general and administrative expenses for the first nine months of fiscal 2025 decreased $1.0 million to $152.8 million from $153.8 million for the first nine months of fiscal 2024. The decrease was primarily due to a decrease in marketing and shipping and handling costs. As a percentage of net sales, selling, general and administrative expenses remained constant at 17.2% for the first nine months of fiscal 2025 and fiscal 2024.

Other income, net includes interest income of $7.4 million for the first nine months of fiscal 2025 and $5.8 million for the first nine months of fiscal 2024. The increase in interest income is due to increased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.4% for the first nine months of fiscal 2025 and 22.8% for the first nine months of fiscal 2024. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity. At January 25, 2025, we maintained unsecured credit facilities totaling $150 million, under which no borrowings were outstanding and $2.2 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position decreased $177.8 million for the first nine months of fiscal 2025 compared to an increase of $118.9 million for the first nine months of fiscal 2024 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first nine months of fiscal 2025 was $146.6 million compared to $137.5 million for the first nine months of fiscal 2024. For the first nine months of fiscal 2025, cash flow provided by operating activities increased primarily due to an increase in net income, partially offset by increases in working capital excluding cash.

Net cash used in investing activities for the first nine months of fiscal 2025 reflects capital expenditures of $20.8 million, compared to capital expenditures of $19.5 million for the first nine months of fiscal 2024. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2025 capital expenditures will be in the range of $25 to $30 million.

Net cash used in financing activities for the first nine months of fiscal 2025 reflects the payment of a special dividend of $304.1 million.  No dividends were paid during the first nine months of fiscal 2024.

Financial Position

At January 25, 2025, working capital decreased to $233.0 million from $398.9 million at April 27, 2024. The current ratio was 2.9 to 1 at January 25, 2025 compared to 3.9 to 1 at April 27, 2024. The decrease in working capital and current ratio was due primarily to the payment of the $304.1 million cash dividend. Trade receivables decreased $11.9 million and days sales outstanding decreased to 31.0 from 31.5 days. Inventories increased $0.4 and inventory turns remained constant at 8.6 times. Subsequent to January 25, 2025, the Company renewed two leases and entered into a new lease which will result in an increase in the operating lease right-of-use assets and associated operating lease liabilities of approximately $18 million.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, ”may,” “will,” “should,” “could,” and similar expressions constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive beverages, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies including effects of potential tariffs, ability to pass along cost increases to our customers, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our beverages, changes in brand image, consumer demand and preferences and our success in creating beverages geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, government regulations, taxes or fees imposed on the sale of our beverages, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.17	Amendment to Loan Agreement dated December 19, 2024 Credit Agreement between NewBevCo, Inc. and lender therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 25, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2025

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken Executive Vice President – Finance (Principal Financial Officer)