Form 10-K
period 2025-05-03
NATIONAL BEVERAGE CORP
filed 2025-07-02
CIK 69891

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 3, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________

Commission file number 1-14170

NATIONAL BEVERAGE CORP.
(Exact name of Registrant as specified in its charter)
Delaware	59-2605822
(State of incorporation)	(I.R.S. Employer Identification No.)

8050 SW Tenth Street, Suite 4000, Fort Lauderdale, Florida 33324

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $45.34 on October 25, 2024 was approximately $1.1 billion.

The number of shares of Registrant’s common stock outstanding as of June 30, 2025 was 93,620,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Celebrating its 40th anniversary in November 2025, National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks and, to a lesser extent, carbonated soft drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

Points of differentiation include the following:

Healthy Transformation – We focus on developing and delighting consumers with healthier beverages in response to the global shift in consumer buying habits and lifestyles. We believe our portfolio targets the preferences of a diverse mix of consumers including ‘crossover consumers’ – a growing group desiring healthier alternatives to artificially sweetened or high-calorie beverages.

Creative Innovations – Building on a rich tradition of flavor and brand innovation with more than a 135-year history of development with iconic brands such as Shasta® and Faygo®, we have extended our flavor and essence leadership and technical expertise to the sparkling water category. Unique flavors and our naturally-essenced beverages are developed and tested in-house and made commercially available after extensive concept and sensory evaluation. We believe our variety of distinctive flavors provides us with a competitive advantage with today’s consumers who demand variety and refreshing beverage alternatives.

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

Market Dynamics – In a beverage industry dominated by the “cola giants”, we pride ourselves on being able to respond faster and more creatively to consumer trends than competitors burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new market-leading concepts defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs. We strive to provide retailers and consumers with the most innovative flavors and packaging in the industry. Packaging for both LaCroix Mojito and Zero-Sugar Faygo were newly honored as top recipients of the International Davey Awards for creativity, joining Zero-Sugar Faygo and Rip It as recent honorees.

Presently, our primary market focus is the United States. Certain of our products are also distributed on a limited basis in other countries and options to expand distribution to other regions are being pursued.

National Beverage Corp. is incorporated in Delaware and began trading as a public company on the NASDAQ Stock Market in 1991. In this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries unless indicated otherwise.

BRANDS

Our brands primarly consist of beverages geared to the active and health-conscious consumer (“Power+ Brands”) including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix® sparkling water; Clear Fruit® non-carbonated water beverage enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks (“CSDs”) including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than a century.

POWER+ BRANDS –

LaCroix

LaCroix Sparkling Water, our most significant brand, has uniquely redefined the sparkling water category that has become a favored alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, LaCroix leads the premium domestic sparkling water category. Naturally-essenced, LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers. In 2025, Newsweek, for the third consecutive year, named LaCroix as one of "The Most Trusted Brands in America” based on a survey of U.S. shoppers. Additionally, the classic flavor of LaCroix Lime claimed the top spot in the sparkling water category in the 2024 AllRecipes Golden Cart Awards. Renowned for their culinary expertise, the AllRecipes' Allstars praised the fresh flavor of LaCroix Lime as “super thirst-quenching”.

Continual flavor and packaging innovations for LaCroix include the two newest LaCroix flavors, Sunshine and Strawberry Peach. Sunshine, launching in Summer 2025, is a bright and sparkling blend of citrus and tropical zest that conveys the refreshing essence of a sun-kissed day in every sip. Sunshine is lauded as a ‘game-changer’ as it entices consumers to not only taste its wonder, but to feel it.

Strawberry Peach, which blends the sweet, vibrant taste of strawberries with the luscious, juicy flavor of peaches, has quickly become a top consumer favorite since its introduction in the latter half of the fiscal year ended May 3, 3025 (“Fiscal 2025”) and is featured along with newly-designed Blackberry Cucumber and Cherry Lime in a consumer-favored variety pack.

Other recent additions to the the LaCroix family of 26 refreshingly innocent flavors include Mojito, with its sensory feel of paradise; Cherry Blossom – a botanical twist of sweet and just a ‘kiss’ of tart; Beach Plum with its delectable coolness of the luscious fruit native to the east coast of the U.S; Black Razzberry, a decadent, smooth and irresistible fruit flavor; the sweet tropical delicacy of Guava São Paulo; and the enticing savor of LimonCello, which instantly transports fans to the Italian Riviera.

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

Clear Fruit

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors which is available in 13 delicious flavors, including consumer favorites Cherry Blast, Strawberry Watermelon and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

RIP It Energy Fuel offers ‘Flavors for All!’ with 21 unique flavors including Zero Sugar options. In addition to all-time consumer favorites, Tribute, Citrus X, Cherry Lime and Power, ‘Re-Energizzed’ Rip It flavors include Skr’eech In with its luscious strawberry-peach taste; along with Zero Sugar Power and Zero Sugar Citrus-X. These newest additions join pineapple YOLO and watermelon-flavored Melon Hi. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in six flavors is marketed in displayable package configurations. RIP It proudly supports military and first responder heroes at home and abroad.

Carbonated Soft Drinks –

Having recently commemorated its 135th Anniversary, Shasta is recognized as a bottling industry pioneer and innovator. Shasta features multiple flavors and has earned consumer loyalty by delivering value and convenience with unique taste. In Fiscal 2025, Shasta introduced Zero Sugar flavors to reflect the growing trend and interest in Zero Sugar products. Also, Shasta Zero Sugar Chocolat Delite, an indulgent, rich, and chocolate-flavored soda that offers the perfect guilt-free treat for those who crave a bold, satisfying chocolate experience without the sugar, will be on the shelves in early summer 2025.

With more than 115 years of brand history, Faygo products include numerous unique flavors such as Red Pop, Moon Mist, Cotton Candy and Rock’n’Rye along with newly introduced Super Pop and Bubble Pop. Faygo is celebrated in the Midwest as the “The One True Pop.”

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

PRODUCTION

Our structure emphasizes vertical integration; our production model integrates the procurement of raw materials and crafting flavors and concentrates with the production of finished products. The Company’s twelve strategically located production facilities are near major metropolitan markets across the continental United States. The locations of our facilities enable us to efficiently produce and distribute beverages to substantially all geographic markets in the United States, including the top 25 metropolitan statistical areas. Each facility is generally equipped to produce both canned and bottled beverage products in a variety of package sizes.

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

We craft a substantial portion of our flavors and concentrates. By controlling our own formulas throughout our bottling network, we are able to produce beverages in accordance with uniform quality standards while innovating flavors to meet changing consumer preferences. We believe the combination of a Company-owned bottling network, together with uniform standards for packaging, formulations and customer service, provides a strategic advantage in servicing national retailers and mass-merchandisers. We also maintain research and development laboratories at multiple locations. These laboratories continually test products for compliance with our strict quality control standards as well as conduct research for new products and flavors.

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

Warehouse distribution system products are picked up or shipped from our production facilities to the retailer’s centralized distribution centers and then distributed by the retailer to each of its store locations with other goods. This method allows our retail partners to further maximize their assets by utilizing their ability to pick up product at our warehouses, thus lowering their/our product costs. Products sold through the direct-store delivery system are distributed directly to the customer’s retail outlets by our direct-store delivery fleet and by independent distributors.

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

Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of participation in regional events, special event marketing, sponsorships, endorsements, consumer coupon distribution and product sampling. We have recently increased our sponsorship of sporting events and have added partnerships with various women’s professional soccer and basketball teams to our existing partnership agreements with men’s professional soccer and hockey teams. Moreover, as a multi-year partner of the Florida Panthers NHL team, winners of the 2024 and 2025 Stanley Cup, the LaCroix logo is prominently displayed on the Panther’s home jerseys and is on permanent display at the Hockey Hall of Fame museum.

We also offer numerous promotional programs to retail customers, including cooperative advertising support,‘BrandED’ ambassadors, and in-store promotional activities, including theme-oriented displays and consumer ‘experiential’ engagements. These elements allow marketing and other consumer programs to be tailored to meet local and regional demographics. Additionally, the Company’s ‘MerchMx’ representatives work to develop a rapport with store managers for the purpose of optimizing shelf space, building displays, placing point-of-sale materials and expanding distribution.

RAW MATERIALS

Our centralized procurement group maintains relationships with numerous suppliers of ingredients and packaging. By consolidating the purchasing function for our production facilities, we believe we procure more competitive arrangements with our suppliers, thereby enhancing our ability to compete as an efficient producer of beverages.

The products we produce are made from various ingredients including water, carbon dioxide, juice and flavor concentrates and sweeteners and are packaged in aluminum cans, glass and plastic bottles and cartons. We craft a substantial portion of our flavors and concentrates while purchasing the remaining raw materials from multiple suppliers.

Substantially all of the materials and ingredients we purchase are available from several suppliers, although strikes, weather conditions, utility shortages, governmental control or regulations, tariffs, national emergencies, quality, price or supply fluctuations or other events outside our control could adversely affect the supply of specific materials. A significant portion of our raw material purchases, including aluminum cans, plastic bottles, high fructose corn syrup, corrugated packaging and juice concentrates, are derived from commodities. Therefore, pricing and availability tend to fluctuate based upon worldwide commodity market conditions. In certain cases, we may elect to enter into multi-year agreements for the supply of these materials with one or more suppliers, the terms of which may include variable or fixed pricing, and/or the requirement to purchase all supplies for specified locations. Additionally, we use derivative financial instruments to partially mitigate our exposure to changes in certain raw material costs.

SEASONALITY

Our operating results are affected by numerous factors, including fluctuations in costs of raw materials, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher volume realized during summer months when outdoor activities are more prevalent.

COMPETITION

While LaCroix Sparkling Water is the brand of choice as the number one premium domestic sparkling water throughout the United States, the beverage industry is highly competitive and our competitive position may vary by market area. Our products compete with many varieties of liquid refreshment, including water products, soft drinks, juices, fruit drinks, energy drinks and sports drinks, as well as powdered drinks, coffees, teas, dairy- based drinks, functional beverages and various other nonalcoholic beverages. We compete with bottlers and distributors of national, regional and private label products. Several competitors, including those that dominate the beverage industry, such as The Coca-Cola Company, PepsiCo, Keurig Dr. Pepper, and Nestlé S.A., are larger and have greater financial resources.

Competitive factors in the beverage industry include price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods. We believe our Company differentiates itself through novel innovation, focused social media, innovative flavor variety, attractive packaging, efficient distribution methods and, for some product lines, value pricing.

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

HUMAN CAPITAL

As of May 3, 2025, we employed approximately 1,681 people, of which 384 are covered by collective bargaining agreements. These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve. We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and gender identity. Approximately 59 percent and 25 percent of our employee base identify as persons of color or female, respectively.

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

Our operating policies emphasize the health and safety of our employees. Our operations personnel, supplemented by risk management professionals, review all aspects of employee tasks and work environment to minimize risk. We strive to achieve an injury-free work environment in our operations. Key to these efforts are data analysis and preventative actions, including benchmarking of incident rates use of risk- reduction processes.

SUSTAINABILITY

National Beverage Corp. adheres to responsible business practices and continually strives to improve the sustainability of its operations. All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands. The majority of our products are delivered through the warehouse distribution system which provides more efficient and lower greenhouse gas emissions than direct store delivery systems. Additionally, we continue to invest in effective and efficient options to reduce our carbon footprint.

Water is critical to our business and we periodically conduct water quality assessments on a variety of measurements. All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are in aluminum cans, which generally contain approximately 71% recycled material. Each of our facilities has programs in place designed to minimize the use of water, energy and other natural resources.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our website at www.nationalbeverage.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, our Code of Ethics is available on our website. The information on the Company’s website is not part of this Annual Report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including National Beverage Corp.

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

Customer relationships. Our retail customer base has been consolidating over many years resulting in fewer customers with increased purchasing power. This increased purchasing power can limit our ability to increase pricing for our products with certain of our customers. Additionally, e-commerce transactions and value stores are experiencing rapid growth. Our inability to adapt to a changing retail environment could lead to a loss of business and adversely affect our financial position.

Raw materials and energy sources. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, water and fruit juice. In addition, the production and distribution of our products is dependent on energy sources, including natural gas, diesel fuel, carbon dioxide and electricity. These items are subject to supply chain disruptions and price volatility caused by numerous factors, including recent changes in trade policy and increased or threatened increases in tariffs on imported goods. Commodity price increases ultimately result in a corresponding increase in the cost of raw materials and energy. We may be limited in our ability to pass these price increases on to our customers or may incur a loss in sales volume to the extent we increase prices. Strikes, weather conditions (including conditions caused by climate change), governmental controls, tariffs, national emergencies, natural disasters, supply shortages or other events could also affect our continued supply and cost of raw materials and energy. If raw materials or energy costs increase, or their availability is limited, our financial position could be adversely affected.

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products and those governing environmental laws and regulations. In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as additional taxes on soft drinks and other sweetened beverages. Continuing developments in environmental, social and governance matters, including climate change, may result in new or increased legal and regulatory requirements to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand mandatory reporting of certain environmental, social and governance metrics. While not expected to impact LaCroix sparking waters, recent proposals to phase out synthetic dyes from our nation’s food supply and to remove many sweetened products from the U.S. supplemental nutrition assistance program could, if implemented, result in increased costs and/or reduced demand for certain of our products. Compliance with existing and future laws or regulations could require material increases in capital expenditures and negatively affect our financial position.

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

Unfavorable weather conditions, changing weather patterns and natural disasters. Unfavorable weather conditions in the geographic regions in which the Company or its suppliers operate could have an adverse impact on our revenue and profitability. Unusually cold or rainy weather may temporarily reduce demand for our products and contribute to lower sales, which could adversely affect our profitability for such periods. Prolonged drought conditions in the geographic regions in which we do business could lead to restrictions on the use of water, which could adversely affect our ability to produce and distribute products. Additionally, hurricanes, earthquakes, floods or other natural disasters may damage our physical facilities or those of our suppliers or customers.

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

Cybersecurity and dependence on information technology and third-party service providers. We depend on information systems and technology, including public websites and cloud-based services, for many activities important to our business, including communications within our Company, interfacing with customers and consumers; ordering and managing inventory; managing and operating our facilities; protecting confidential information, including personal data we collect; maintaining accurate financial records and complying with regulatory, financial reporting, legal and tax requirements. Our business has in the past and could in the future be negatively affected by system shutdowns, degraded systems performance, systems disruptions or security incidents. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events. Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of various business activities. Although the cyber incidents and other systems disruptions that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. If we are unable to timely respond to or resolve the issues related to such incidents and disruptions, such issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

In addition, the Company has established response procedures to address cyber events that may occur. Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents and includes a contractual relationship with an external and cybersecurity response team. We also maintain insurance coverage that, subject to its terms and conditions, is intended to reimburse certain costs associated with cyber incidents and information systems failures.

During Fiscal 2025, there were no identified cybersecurity threats, including those resulting from previous cybersecurity incidents, that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Cybersecurity Governance. Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives periodic reports from management on our cybersecurity risk management. Our management team, led by our Director of Information Technology who has over 30 years of experience in Information Technology, is responsible for assessing, identifying and managing material cybersecurity risks to our business.

ITEM 2.	PROPERTIES

Our principal properties include twelve production facilities located in ten states, which aggregate approximately two million square feet. We own ten production facilities in the following states: California (2), Georgia, Kansas, Michigan (2), Ohio, Texas, Utah and Washington. Two production facilities, located in Maryland and Florida, are leased subject to agreements that expire through 2035. We believe our facilities are generally in good condition and sufficient to meet our present needs.

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

The Company has been named in certain legal proceedings. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of National Beverage Corp., par value $.01 per share, (“Common Stock”) is listed on The NASDAQ Global Select Market under the symbol “FIZZ”.

At June 16, 2025, there were approximately 48,041 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

The Company paid special cash dividends of $304.1 million ($3.25 per share) on July 24, 2024.

Our Board of Directors has authorized a program to repurchase 3.2 million shares of our common stock of which approximately 1.9 million shares remain available and authorized for repurchases. No shares of our common stock were repurchased during the fiscal year ended May 3, 2025.

Performance Graph

The following graph shows a comparison of the five-year cumulative return of an investment of $100 cash on May 2, 2020, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the Dow Jones US Soft Drinks Index and the S&P 500 Index.

Comparison of 5-Year Cumulative Total Return
among National Beverage Corp., the NASDAQ Composite Index, Dow Jones US Soft Drinks Index
and S&P 500 Index
$250
$200
$150
$100
$50
$0
5/02/2020
5/01/2021
4/30/2022
4/29/2023
4/27/2024
5/03/2025
National Beverage Corp.
NASDAQ Composite - Total Return
Dow Jones US Soft Drinks Index
S&P 500 Index - Total Return

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

National Beverage Corp., in recent years, has transformed into an innovative, healthier refreshment company. From our corporate philosophy to product development and marketing, we are converting consumers to a ‘Better for You’ thirst quencher that cares compassionately for their nutritional health. We are committed to our quest to innovate for the joy, benefit and enjoyment of our consumers’ healthier lifestyle.

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix® sparkling water; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 135 years.

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

Presently, our primary market focus is the United States. Certain of our beverages are also distributed on a limited basis in other countries and options to expand distribution to other regions are being pursued. To service a diverse customer base that includes numerous national retailers, as well as thousands of smaller “up-and-down-the-street” accounts, we utilize a hybrid distribution system consisting of warehouse and direct-store delivery. The warehouse delivery system allows our retail partners to further maximize their assets by utilizing their ability to pick up beverages at our warehouses, further lowering their/our product costs.

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

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended May 3, 2025 (“Fiscal 2025”) and April 27, 2024 (“Fiscal 2024”) results and year-to-year comparisons between Fiscal 2025 and Fiscal 2024. Discussions of fiscal year ended April 29, 2023 (“Fiscal 2023”) results and year-to-year comparisons between Fiscal 2024 and Fiscal 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 27, 2024, which is available free of charge on our website at www.nationalbeverage.com. Fiscal 2025 consists of 53 weeks; Fiscal 2024 and Fiscal 2023 both consisted of 52 weeks.

Net Sales

Net sales for Fiscal 2025 increased 0.8% to $1,201.4 million compared to $1,191.7 million for Fiscal 2024. The increase in sales resulted primarily from a 1.7% increase in average selling price per case and an additional selling week, partially offset by a 0.9% decrease in case volume. The decrease in case volume primarily impacted Power+ Brands, partially offset by an increase in carbonated soft drink brands.

Gross Profit

Gross profit for Fiscal 2025 increased to $443.9 million compared to $428.5 million for Fiscal 2024. The increase in gross profit was primarily due to a decline in packaging costs and the increase in average selling price per case, partially offset by the decrease in case volume. The average cost of sales per case remained relatively unchanged and gross margin increased to 37.0% compared to 36.0% for Fiscal 2024.

Shipping and handling costs are included in selling, general and administrative expenses, the classification of which is consistent with many beverage companies. However, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales. See Note 1-Significant Accounting Policies, of Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal 2025 decreased $1.4 million to $208.5 million from $209.9 million for Fiscal 2024. The decrease was primarily due to reduced marketing spending and a decline in shipping and handling costs. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% compared to 17.6% in Fiscal 2024.

Other Income (Expense), net

Other income (expense), net includes primarily interest income of $9.3 million for Fiscal 2025 and $12.2 million for Fiscal 2024. The decrease in interest income is due to decreased average invested balances.

Income Taxes

For Fiscal 2025 and Fiscal 2024, our effective tax rates were 23.6% and 23.1%, respectively. The differences between the effective rate and the federal statutory rate of 21% were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity available under our revolving credit facilities. At May 3, 2025, we had $193.8 million in cash and cash equivalents and maintained unsecured revolving credit facilities totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 - Debt, of Notes to the Consolidated Financial Statements.

Pursuant to a management agreement, we incurred fees to Corporate Management Advisors, Inc. (“CMA”) of $12.0 million and $11.9 million for Fiscal 2025 and Fiscal 2024, respectively. At May 3, 2025 and April 27, 2024, current liabilities included amounts due to CMA of $2.1 million and $3.0 million, respectively. See Note 6 - Capital Stock and Transactions with Related Parties, of Notes to the Consolidated Financial Statements.

Cash Flows

The Company’s cash position decreased $133.2 million in Fiscal 2025 primarily due to the payment of a special cash dividend of $304.1 million in the first quarter of fiscal 2025. Net cash provided by operating activities for Fiscal 2025 was $206.7 million compared to $197.9 million for Fiscal 2024. For Fiscal 2025, cash flow provided by operating activities was principally provided by an increase in net income, partially offset by an increase in working capital excluding cash.

Net cash used in investing activities for Fiscal 2025 reflects capital expenditures of $36.3 million, compared to capital expenditures of $30.2 million for Fiscal 2024. Expenditures for property, plant and equipment in Fiscal 2025 were primarily for capital projects to expand our capacity, enhance sustainability and packaging capabilities and improve efficiencies at our production facilities. We intend to continue such projects in Fiscal 2026 and anticipate Fiscal 2026 capital expenditures will not exceed Fiscal 2025 capital spending.

Net cash used in financing activities for Fiscal 2025 reflects payment of a special cash dividend of $304.1 million. No dividends were paid during Fiscal 2024.

Financial Position

During Fiscal 2025, our working capital decreased $131.7 million to $267.2 million. The decrease in working capital and current ratio was primarily due to the payment of the $304.1 million cash dividend. Trade receivables increased $1.3 million and days sales outstanding was 32.5 days at May 3, 2025 compared to 31.5 days at April 27, 2024. Inventories increased $0.5 million as a result of increased quantities of finished goods and raw materials. Annual inventory turns increased to 8.7 times from 8.6 times. At May 3, 2025, the current ratio was 2.9 to 1 compared to 3.9 to 1 at April 27, 2024.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 3, 2025 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$82,856	$17,388	$28,010	$20,441	$17,017
Purchase commitments	14,618	14,618	-	-	-
Total	$97,474	$32,006	$28,010	$20,441	$17,017

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit-sharing plan. Annual contributions were $4.2 million and $3.8 million for Fiscal 2025 and Fiscal 2024, respectively. See Note 11- Pension Plans, of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.7 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through March 2026 and are expected to be renewed.

OFF-BALANCE SHEET ARRANGEMENTS AND ESTIMATES

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe that the critical accounting policies described in the following paragraphs comprise the most significant estimates and assumptions used in the preparation of our consolidated financial statements. For these policies, we caution that future events rarely develop exactly as estimated and the best estimates routinely require adjustment. See Note 1- Significant Accounting Policies, of Notes to the Consolidated Financial Statements for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when the performance obligation is satisfied. Our written sales terms do not allow a right of return except in rare instances. We offer various sales incentive arrangements to our customers that require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When the incentive is paid in advance, the aggregate incentive is recorded as a prepaid asset and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant.

We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. Our products are typically sold on credit; however smaller direct-store delivery accounts may be sold on a cash on delivery basis. Our credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. We estimate and reserve for credit losses based on our experience with past due accounts, collectability and our analysis of customer data.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 – Significant Accounting Policies - Recently Issued Accounting Pronouncements, of Notes to the Consolidated Financial Statements, for a complete description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, ”may,” “will,” “should,” “could,” and similar expressions constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, including effects of potential tariffs, ability to recover cost increases, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward- looking statements contained herein to reflect future events or developments.

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

Interest Rates

At May 3, 2025, we had no outstanding borrowings. We are subject to interest rate risk related to our investment in highly liquid short-duration investment securities and money-market funds which are considered cash equivalents. These investments are managed within the guidelines of our investment policy. Our policy requires investments to be investment grade, within the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of exposure to any one issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 3,	April 27,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$193,835	$327,047
Trade receivables, net	104,157	102,837
Inventories	85,109	84,603
Prepaid and other current assets	23,827	22,385
Total current assets	406,928	536,872
Property, plant and equipment, net	175,586	159,730
Operating lease right-of-use assets, net	70,286	53,498
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,300	5,293
Total assets	$672,860	$770,153

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$82,448	$78,283
Accrued liabilities	43,521	46,565
Operating lease liabilities	14,533	13,079
Total current liabilities	140,502	137,927
Deferred income taxes, net	23,010	23,247
Operating lease liabilities	57,591	41,688
Other liabilities	7,758	7,779
Total liabilities	228,861	210,641
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,994,358 and 101,942,658 shares issued, respectively	1,020	1,019
Additional paid-in capital	43,708	42,588
Retained earnings	417,750	535,077
Accumulated other comprehensive income	5,604	4,911
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	443,999	559,512
Total liabilities and shareholders' equity	$672,860	$770,153

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	May 3,	April 27,	April 29,
	2025	2024	2023

Net sales	$1,201,354	$1,191,694	$1,172,932

Cost of sales	757,413	763,243	776,143

Gross profit	443,941	428,451	396,789

Selling, general and administrative expenses	208,482	209,941	210,105

Operating income	235,459	218,510	186,684

Other income (expense), net	9,105	11,338	(242)

Income before income taxes	244,564	229,848	186,442

Provision for income taxes	57,743	53,116	44,278

Net income	$186,821	$176,732	$142,164

Earnings per common share:
Basic	$2.00	$1.89	$1.52
Diluted	$1.99	$1.89	$1.52

Weighted average common shares outstanding:
Basic	93,607	93,429	93,347
Diluted	93,685	93,630	93,608

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	May 3,	April 27,	April 29,
	2025	2024	2023

Net income	$186,821	$176,732	$142,164

Other comprehensive income (loss), net of tax:

Cash flow hedges	535	7,910	(10,130)

Other	158	186	27

Total	693	8,096	(10,103)

Comprehensive income	$187,514	$184,828	$132,061

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Fiscal Year Ended
	May 3, 2025		April 27, 2024		April 29, 2023
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,942	1,019	101,727	1,017	101,712	1,017
Stock options exercised	52	1	215	2	15	-
End of year	101,994	1,020	101,942	1,019	101,727	1,017
Additional Paid-In Capital
Beginning of year		42,588		40,393		39,405
Stock options exercised		514		1,314		311
Stock-based compensation expense		606		881		677
End of year		43,708		42,588		40,393
Retained Earnings
Beginning of year		535,077		358,345		216,181
Net income		186,821		176,732		142,164
Common stock cash dividend		(304,148)		-		-
End of year		417,750		535,077		358,345
Accumulated Other Comprehensive Income (Loss)
Beginning of year		4,911		(3,185)		6,918
Cash flow hedges, net of tax		535		7,910		(10,130)
Other, net of tax		158		186		27
End of year		5,604		4,911		(3,185)
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning and end of year	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$443,999		$559,512		$372,487

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	May 3,	April 27,	April 29,
	2025	2024	2023

Operating Activities:
Net income	$186,821	$176,732	$142,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,801	20,161	20,041
Non-cash operating lease expense	14,554	14,039	13,240
Deferred income taxes	(449)	907	(821)
Stock-based compensation expense	606	881	677
Other, net	880	12	141
Changes in assets and liabilities:
Trade receivables	(1,320)	2,081	(11,326)
Inventories	(506)	8,975	9,740
Prepaid and other assets	(521)	(8,151)	8,275
Accounts payable	4,165	(6,823)	(10,193)
Accrued and other liabilities	(4,351)	3,885	2,941
Operating lease liabilities	(13,984)	(14,792)	(13,214)
Net cash provided by operating activities	206,696	197,907	161,665

Investing Activities:
Purchases of property, plant and equipment	(36,281)	(30,300)	(21,979)
Proceeds from sale of property, plant and equipment	6	52	27
Net cash used in investing activities	(36,275)	(30,248)	(21,952)

Financing Activities:
Repayments of Loan Facility	-	-	(30,000)
Dividends paid on common stock	(304,148)	-	-
Proceeds from exercises of stock options	515	1,314	311
Net cash (used in) provided by financing activities	(303,633)	1,314	(29,689)

Net (Decrease) Increase in Cash and Cash Equivalents	(133,212)	168,973	110,024
Cash and Cash Equivalents - Beginning of Year	327,047	158,074	48,050
Cash and Cash Equivalents - End of Year	$193,835	$327,047	$158,074

Supplemental Cash Flow Information:
Interest paid	$116	$228	$315
Income taxes paid	$55,993	$55,971	$37,831

Non-Cash Activities:
Right-of- use assets obtained in exchange for lease liabilities	$31,341	$28,039	$23,495

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

National Beverage Corp. develops, produces, markets and sells a distinctive portfolio of sparkling waters, juices, energy drinks and carbonated soft drinks primarily in the United States. Incorporated in Delaware in 1985, National Beverage Corp. is a holding company for various operating subsidiaries. When used in this report, the terms “we,” “us,” “our,” “Company” and “National Beverage” mean National Beverage Corp. and its subsidiaries.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company’s fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal year ended May 3, 2025 (“Fiscal 2025”) consisted of 53 weeks. The fiscal years ended April 27, 2024 (“Fiscal 2024”) and April 29, 2023 (“Fiscal 2023”) both consisted of 52 weeks.

Segment Reporting

The Company has one reportable segment for purposes of presenting financial information and evaluating performance. See Note 13- Segment Information, for additional information.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and anticipated future actions, actual results may vary from reported amounts.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. As of May 3, 2025 and April 27, 2024, cash and cash equivalents included money-market instruments of $109.1 million and $240.9 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 7-Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid securities (consisting primarily of bank deposits and short-term government money-market investments) with original maturities of three months or less from the date of purchase.

Trade Receivables, Net

Trade receivables are recorded at net realizable value, which includes an estimated allowance for credit losses. The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to credit losses varies by customer principally due to the financial condition of each customer. The Company continually monitors its exposure to credit losses and maintains allowances for anticipated credit losses based on its experience with past due accounts, collectability and its analysis of customer data. Actual future losses from uncollectible accounts could differ from the Company’s estimate.

Changes in the allowance for credit losses were as follows:

	(In thousands)
	Fiscal 2025	Fiscal 2024	Fiscal 2023
Balance at beginning of year	$868	$523	$559
Net charge to expense	357	427	11
Net charge-off	(1)	(82)	(47)
Balance at end of year	$1,224	$868	$523

The Company’s trade receivables, net balances as of April 29, 2023 and April 30, 2022 were $104.9 million and $93.6 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at May 3, 2025 were comprised of finished goods of $44.0 million and raw materials of $41.1 million. Inventories at April 27, 2024 were comprised of finished goods of $50.3 million and raw materials of $34.3 million.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost. Additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over estimated useful lives of 2 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. When assets are retired or otherwise disposed, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements. The Company uses the following policies and assumptions to evaluate its leases:

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

●

Recognizing leases: The Company does not recognize leases with an initial contractual term of less than 12 months on its consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term.

●

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses, which can be based on the Consumer Price Index or other rates. The Company assesses each contract individually based on the terms of the agreement.

●	Renewal options and/or purchase options: The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.

●	Residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain material residual value guarantees, restrictions or covenants.

Intangible Assets

Intangible assets at May 3, 2025 and April 27, 2024 consisted of non-amortizable acquired trademarks.

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

Insurance Reserves

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At May 3, 2025 and April 27, 2024, other liabilities included accruals of $5.5 million for estimated non-current risk retention exposures, of which $3.8 million and $4.0 million, respectively, was covered by insurance at both dates and included as a component of non-current other assets.

Revenue Recognition

Revenue is recognized when the performance obligation is satisfied. The Company’s written sales terms do not allow a right of return except in rare instances. The Company’s products are typically sold on credit; however smaller direct store delivery accounts may be sold on a cash on delivery basis. The Company’s credit terms normally require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates and reserves for credit losses based on the Company’s experience with past due accounts, collectability and its analysis of customer data. Various sales incentive arrangements are offered to the Company’s customers that may require customer performance or achievement of certain sales volume targets. Sales incentives are accrued over the period of benefit or expected sales. When an incentive is paid in advance, the aggregate incentive is recorded as a prepaid asset and amortized over the period of benefit. The recognition of these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors. Sales incentives are accounted for as a reduction of sales and actual amounts ultimately realized may vary from accrued amounts. Such differences are recorded once determined and have historically not been significant.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Shipping and handling costs were $75.5 million, $77.8 million and $86.8 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Although the Company’s classification is consistent with many beverage companies, its gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $45.3 million, $50.0 million and $44.1 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance would be provided against deferred tax assets if the Company determines it is more likely than not such assets will not ultimately be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 78,000, 201,000 and 261,000 shares in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The weighted-average number of antidilutive stock options excluded from the calculation of diluted earnings per share was immaterial for Fiscal 2025.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker. This standard does not change how an entity identifies its operating segments or applies quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for Fiscal 2025 without a material impact on its consolidated financial statements. See Note 13-Segment Information, for disclosure related to the Company’s segment reporting.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company intends to adopt ASU 2023-09 on a prospective basis for its fiscal year ended May 2, 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement –Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

2.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at May 3, 2025 and April 27, 2024 consisted of the following:

	(In thousands)
	2025	2024
Land	$9,835	$9,835
Buildings and improvements	81,764	71,754
Machinery and equipment	328,172	314,079
Total	419,771	395,668
Less: accumulated depreciation	(244,185)	(235,938)
Property, plant and equipment, net	$175,586	$159,730

Machinery and equipment included construction-in-progress in the amounts of $37.7 million and $32.5 million as of May 3, 2025 and April 27, 2024, respectively. Depreciation expense was $20.3 million, $18.9 million and $17.7 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3.	ACCRUED LIABILITIES

Accrued liabilities at May 3, 2025 and April 27, 2024 consisted of the following:

	(In thousands)
	2025	2024
Accrued promotions	$17,890	$18,826
Accrued compensation	12,204	13,920
Recycling deposits	5,003	5,743
Accrued insurance	3,197	2,687
Accrued freight	1,870	2,262
Other	3,357	3,127
Total	$43,521	$46,565

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices, buildings, machinery and equipment expiring at various dates through January 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost was $17.0 million, $15.9 million and $14.4 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. As of May 3, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases were 5.92 years and 4.52%, respectively. As of April 27, 2024, the weighted-average remaining lease term and weighted average discount rate of operating leases were 4.80 years and 4.30%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $16.4 million, $15.4 million and $14.3 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases at May 3, 2025:

(In thousands)
Fiscal 2026	$17,388
Fiscal 2027	16,399
Fiscal 2028	11,611
Fiscal 2029	10,506
Fiscal 2030	9,935
Thereafter	17,017
Total minimum lease payments including interest	82,856
Less: Amounts representing interest	(10,732)
Present value of minimum lease payments	72,124
Less: Current portion of lease liabilities	(14,533)
Non-current portion of lease liabilities	$57,591

5.	DEBT

At May 3, 2025, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at May 3, 2025 or April 27, 2024. At May 3, 2025, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at May 3, 2025 or April 27, 2024. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on its operations or financial position. At May 3, 2025, the subsidiary was in compliance with all loan covenants.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Company paid a special cash dividend of $3.25 per share on Common Stock aggregating $304.1 million on July 24, 2024.

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by its Chairman and Chief Executive Officer. This agreement was originated in 1991 for the efficient use of management of two public companies at the time.

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

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time-to-time award additional incentive compensation to CMA or its personnel. The Board of Directors on various occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. The Company incurred management fees to CMA of $12.0 million, $11.9 million and $11.7 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, which are recorded in general and administrative expenses. At May 3, 2025 and April 27, 2024, accounts payable included amounts due to CMA of $2.1 million and $3.0 million, respectively.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate its exposure to changes in the cost of aluminum containers. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The following summarizes the gains (losses) recognized in the Consolidated Statements of Income and AOCI:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Recognized in AOCI-
Gain (loss) before income taxes	$6,580	$(425)	$(21,100)
Less: income tax provision (benefit)	1,547	(111)	(5,047)
Net	5,033	(314)	(16,053)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	5,887	(10,805)	(7,785)
Less: income tax provision (benefit)	1,389	(2,581)	(1,862)
Net	4,498	(8,224)	(5,923)
Net change to AOCI	$535	$7,910	$(10,130)

As of May 3, 2025, the total notional amount of outstanding aluminum swap contracts was $57.7 million and, assuming no change in the commodity prices, $6.4 million of unrealized gain before tax will be reclassified from AOCI and recognized into earnings over the next 12 months. The maximum length of time for which the Company hedges its exposure to the variability of future cash flows is less than three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of May 3, 2025, the fair value of the derivative asset was $7.4 million, which was included in prepaid and other assets. The fair value of the derivative liability was $1.0 million, which was included in accrued liabilities. As of April 27, 2024, the fair value of the derivative asset was $5.7 million, which was included in prepaid and other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market-based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Current	$58,192	$49,683	$48,287
Deferred	(449)	3,433	(4,009)
Total	$57,743	$53,116	$44,278

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. A valuation allowance would be provided against deferred tax assets if the Company determines it is more likely than not such assets will not ultimately be realized. Deferred tax assets and liabilities at May 3, 2025 and April 27, 2024 consisted of the following:

	(In thousands)
	2025	2024
Deferred tax assets:
Accrued expenses and other	$3,944	$3,923
Inventory and amortizable assets	532	575
Total deferred tax assets	4,476	4,498
Deferred tax liabilities:
Property, plant, and equipment	24,468	25,002
Intangibles and other	3,018	2,743
Total deferred tax liabilities	27,486	27,745
Deferred tax liabilities, net	$23,010	$23,247

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Fiscal	Fiscal	Fiscal
	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.8	2.9
Other differences	(.2)	(.7)	(.2)
Effective income tax rate	23.6%	23.1%	23.7%

At May 3, 2025, the gross amount of unrecognized tax benefits was $2.2 million. During Fiscal 2025, the income tax expense recognized related to uncertain tax positions was immaterial. If the Company were to prevail on all uncertain tax positions, the net effect would be to reduce its income tax expense by approximately $1.7 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	2025	2024	2023
Beginning balance	$2,130	$2,096	$2,079
Increases due to current period tax positions	77	60	75
Decreases due to lapse of statute of limitations and audit resolutions	(22)	(26)	(58)
Ending balance	$2,185	$2,130	$2,096

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. At May 3, 2025, unrecognized tax benefits included accrued interest of $0.3 million. During Fiscal 2025, interest and penalties related to uncertain tax positions recognized in income tax expense were immaterial.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to its provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2019 are subject to examination. Generally, the income tax returns for the various state jurisdictions for years subsequent to Fiscal 2018 are subject to examination.

9.	LEGAL PROCEEDINGS

The Company has been named in certain legal proceedings. The Company is vigorously defending all legal proceedings and believes litigation will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10.	STOCK-BASED COMPENSATION

The Company’s stock-based compensation program is a broad-based program designed to attract and retain personnel while also aligning participants’ interests with the interests of the shareholders.

The 1991 Omnibus Incentive Plan (the “Omnibus Plan”) provides for compensatory awards consisting of (i) stock options or stock awards for up to 9,600,000 shares of common stock, (ii) stock appreciation rights, dividend equivalents, other stock-based awards in amounts up to 9,600,000 shares of common stock and (iii) performance awards consisting of any combination of the above. The Omnibus Plan is designed to provide an incentive to officers and certain other key employees and consultants by making available to them an opportunity to acquire a proprietary interest or to increase such interest in National Beverage. The number of shares or options which may be issued under stock-based awards to an individual is limited to 3,360,000 during any year. Awards may be granted for no cash consideration or such minimal cash consideration as may be required by law. Options generally have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest over a five-year period, and expire after ten years.

The Special Stock Option Plan provides for the issuance of stock options to purchase up to an aggregate of 3,600,000 shares of common stock. Options may be granted for such consideration as determined by the Board of Directors. The vesting schedule and exercise price of these options are tied to the recipient’s ownership level of common stock, the terms generally allow for the reduction in exercise price upon each vesting period and the options generally expire after ten years. The Board of Directors has also authorized the issuance of options to purchase up to 100,000 shares of common stock to be issued at the direction of the Chairman.

The Key Employee Equity Partnership Program (“KEEP Program”) provides for the granting of stock options to purchase up to 480,000 shares of common stock to key employees, consultants, directors and officers. Participants who purchase shares of stock in the open market receive grants of stock options equal to 50% of the number of shares purchased, up to a maximum of 12,000 shares in any two-year period. Options under the KEEP Program are forfeited in the event of the sale of shares used to acquire such options. Options are granted at an initial exercise price of 60% of the purchase price paid for the shares acquired, the exercise price reduces to the par value of the common stock at the end of the six-year vesting period, and the options generally expire after ten years.

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. The Company estimates expected forfeitures based upon historical experience. No stock options were granted in Fiscal 2025, Fiscal 2024 or Fiscal 2023. For stock options granted prior to Fiscal 2023, the expected life of stock options was estimated based on historical experience and the expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2025:

	Number of Shares	Price (a)
Options outstanding, beginning of year	299,900	$25.48
Granted	-	-
Exercised	(51,700)	$9.95
Forfeited or cancelled	(5,400)	$20.32
Options outstanding, end of year	242,800	$26.71
Options vested and exercisable, end of year	173,822	$26.72

(a) Weighted average exercise price.

Stock-based compensation expense was $0.6 million, $0.9 million and $0.7 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The total income tax benefits related to stock-based compensation were $0.5 million, $1.7 million and $0.2 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Stock-based income tax benefits realized from stock option exercises aggregated $0.4 million, $1.5 million and $0.1 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

The total intrinsic value for stock options exercised was $2.0 million, $9.1 million and $0.4 million for Fiscal 2025, Fiscal 2024 and 2023, respectively. Cash proceeds from the exercise of stock options were $0.5 million, $1.3 million and $0.3 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

At May 3, 2025, unrecognized compensation expense related to the unvested portion of stock options was $0.8 million, which is expected to be recognized over a remaining weighted average period of 0.9 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at May 3, 2025 was 5.3 years and $4.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at May 3, 2025 were 5.3 years and $2.9 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit-sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $4.2 million, $3.8 million and $3.8 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2025 and Fiscal 2024 is for the plans’ years ending December 31, 2023 and 2022, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2025	2024	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2023 and December 31, 2022, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreement for employees in the CSSS Fund expires on October 18, 2026. The collective bargaining agreement for employees in the WCT Fund expires on May 14, 2029.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In millions)
	Fiscal	Fiscal	Fiscal
Pension Fund	2025	2024	2023
CSSS Fund	$1.8	$1.6	$1.6
WCT Fund	0.9	0.8	0.8
Other multi-employer pension funds	0.2	0.2	0.2
Total	$2.9	$2.6	$2.6

12.	COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments that have a remaining term of less than one year.

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. At May 3, 2025, the Company had purchase commitments for raw materials of $9.2 million through 2026.

At May 3, 2025, the Company had purchase commitments for plant and equipment of $5.4 million anticipated to be completed in Fiscal 2026.

13.	SEGMENT INFORMATION

The Company operates as a single operating and reportable segment that encompasses the development, production, marketing and sale of beverages. The Company manages its business on a consolidated basis utilizing vertically integrated production facilities and a centralized supply chain infrastructure.

The Company considers the Chief Executive Officer and its President (assisted by staff) to be its Chief Operating Decision Maker ("CODM").  The Company’s CEO utilizes his 50+ years of diversified business experience to set the Company’s strategic direction, lead product development and instill his operating philosophy throughout the organization. The Company’s President and its key executive team, with their years of beverage experience, focus primarily on executing strategy and supervising the day-to-day operations of the Company. The CODM makes operating decisions, allocates resources and assesses financial performance based primarily upon consolidated operating income and net income as reported in the consolidated statements of income.  The CODM also regularly reviews cost of sales, shipping and handling costs, and marketing costs. These costs represent significant segment expenses and are reported elsewhere in the consolidated financial statements.  Other segment items include other selling and general administrative costs (primarily consisting of compensation-related and other overhead costs), other income (expense), net which includes interest income and interest expense, and provision for income taxes.  Depreciation and amortization expense is reported in the consolidated statements of cash flow.

The Company generates substantially all its net sales from the United States. All of the Company’s long-lived assets, consisting of property, plant and equipment, net and operating lease right-of-use assets, are located in the United States as of May 3, 2025 and April 27, 2024.

The measure of segment assets is reported in the consolidated balance sheets as consolidated total assets. Total segment expenditures for additions to long-lived assets are reported in the consolidated statements of cash flows as purchases of property, plant and equipment and non-cash right-of-use assets obtained in exchange for lease liabilities.

See Note 1 - Significant Accounting Policies, for description of accounting policies of the segment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

National Beverage Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of National Beverage Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of May 3, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended May 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 3, 2025, and the results of its operations and its cash flows for the year ended May 3, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 2, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2024.

Fort Lauderdale, Florida

July 2, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

National Beverage Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of National Beverage Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of May 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 3, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended May 3, 2025, and our report dated July 2, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

July 2, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National Beverage Corp. and subsidiaries (the Company) as of April 27, 2024, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended April 27, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 27, 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2006 to 2024.

Fort Lauderdale, Florida

June 26, 2024

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of May 3, 2025. Based on that evaluation, our chief executive officer and our principal financial officer concluded that these disclosure controls and procedures were effective.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective at May 3, 2025.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements for Fiscal 2025 included in this Annual Report on Form10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal year ended May 3, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Reporting Compliance” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant at May 3, 2025:

Name	Age	Position with Company

Nick A. Caporella(1)	89	Chairman of the Board and Chief Executive Officer

Joseph G. Caporella(2)	64	President

George R. Bracken(3)	80	Executive Vice President - Finance

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

(3)

Mr. George R. Bracken has served as Executive Vice President - Finance since July 2012. Previously, he served as Senior Vice President - Finance from October 2000 to July 2012 and Vice President and Treasurer from October 1996 to October 2000. Since 1992, Mr. Bracken’s services have been provided to the Company by Corporate Management Advisors, Inc.

Officers are normally appointed each year at the first meeting of the Board of Directors after the annual meeting of shareholders and may be removed at any time by the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information”, “Summary Compensation Table”, “Report of the Compensation and Stock Option Committee”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16.         Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(19)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	Loan Agreement dated December 21, 2021 between NewBevCo, Inc. and lender therein(11)

10.13	Second Amended and Restated Credit Agreement between NewBevCo, Inc. and lender therein(12)

10.14	Amendment to Loan Agreement dated November 15, 2023 between NewBevCo, Inc. and lender therein(14)

10.15	Credit Agreement dated September 10, 2024 between NewBevCo, Inc. and lender therein(16)

10.16	Amendment to Loan Agreement dated December 19, 2024 between NewBevCo, Inc. and lender therein(18)

10.17	Sixth Amendment to Second Amended and Restated Credit Agreement dated May 30, 2025 between NewBevCo, Inc. and lender therein(20)

16	Letter from RSM US LLP dated November 6, 2024 (17)

19	National Beverage Corp. Insider Trading Policy (15)

21	Subsidiaries of Registrant (20)

23.1	Consent of Grant Thornton LLP (20)

23.2	Consent of RSM US LLP (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(20)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(20)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(20)

97	National Beverage Corp. Compensation Clawback Policy (15) *

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.

(4)

Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2022 and is incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 2022 and is incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2023 and is incorporated herein by reference.

(15)	Previously filed with Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal period ended April 27, 2024 and is incorporated by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 26, 2024 and is incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated November 6, 2024 and is incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 2025 and is incorporated herein by reference.

(19)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.

(20)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer and Principal Accounting Officer)
Date: July 2, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 2, 2025.

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