Form 10-Q
period 2025-08-02
NATIONAL BEVERAGE CORP
filed 2025-09-11
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2025

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

The number of shares of registrant’s common stock outstanding as of September 9, 2025 was 93,620,246.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	August 2,	May 3,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$249,831	$193,835
Trade receivables, net	106,504	104,157
Inventories	93,916	85,109
Prepaid and other assets	25,875	23,827
Total current assets	476,126	406,928
Property, plant and equipment, net	173,398	175,586
Operating lease right-of-use assets, net	68,130	70,286
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	5,346	5,300
Total assets	$737,760	$672,860

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$78,671	$82,448
Accrued liabilities	39,907	43,521
Operating lease liabilities	15,009	14,533
Income taxes payable	13,292	-
Total current liabilities	146,879	140,502
Deferred income taxes, net	24,012	23,010
Operating lease liabilities	54,895	57,591
Other liabilities	7,841	7,758
Total liabilities	233,627	228,861
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 101,994,358 and 101,994,358 shares issued, respectively	1,020	1,020
Additional paid-in capital	43,843	43,708
Retained earnings	473,510	417,750
Accumulated other comprehensive income	9,843	5,604
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,374,112 shares	(19,133)	(19,133)
Total shareholders' equity	504,133	443,999
Total liabilities and shareholders' equity	$737,760	$672,860

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Fiscal Months Ended
	August 2,	July 27,
	2025	2024

Net sales	$330,515	$329,473

Cost of sales	205,052	207,041

Gross profit	125,463	122,432

Selling, general and administrative expenses	54,687	52,917

Operating income	70,776	69,515

Other income, net	2,237	4,347

Income before income taxes	73,013	73,862

Provision for income taxes	17,253	17,082

Net income	$55,760	$56,780

Earnings per common share:
Basic	$.60	$.61
Diluted	$.60	$.61

Weighted average common shares outstanding:
Basic	93,620	93,569
Diluted	93,699	93,667

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended
	August 2,	July 27,
	2025	2024

Net income	$55,760	$56,780

Other comprehensive income (loss), net of tax:
Cash flow hedges	4,239	(6,053)

Comprehensive income	$59,999	$50,727

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)
	Three Fiscal Months Ended
	August 2, 2025		July 27, 2024
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning of period	101,994	1,020	101,942	1,019
Stock options exercised	-	-	43	1
End of Period	101,994	1,020	101,985	1,020

Additional Paid-In Capital
Beginning of period		43,708		42,588
Stock options exercised		-		344
Stock-based compensation expense		135		160
End of period		43,843		43,092

Retained Earnings
Beginning of period		417,750		535,077
Net income		55,760		56,780
Common stock cash dividend		-		(304,148)
End of period		473,510		287,709

Accumulated Other Comprehensive (Loss) Income
Beginning of period		5,604		4,911
Cash flow hedges, net of tax		4,239		(6,053)
End of period		9,843		(1,142)

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$504,133		$306,596

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
	Three Fiscal Months Ended
	August 2,	July 27,
	2025	2024
Operating Activities:
Net income	$55,760	$56,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,405	5,393
Non-cash operating lease expense	3,800	3,556
Deferred income taxes	(307)	(312)
Stock-based compensation expense	135	160
Other, net	232	2
Changes in assets and liabilities:
Trade receivables	(2,347)	(13,192)
Inventories	(8,807)	(6,026)
Prepaid and other assets	2,301	6,872
Accounts payable	(3,777)	(4,389)
Accrued and other liabilities	10,558	12,175
Operating lease liabilities	(3,864)	(3,520)
Net cash provided by operating activities	59,089	57,499

Investing Activities:
Purchases of property, plant and equipment	(3,095)	(3,704)
Proceeds from sale of property, plant and equipment	2	1
Net cash used in investing activities	(3,093)	(3,703)

Financing Activities:
Dividends paid on common stock	-	(304,148)
Proceeds from stock options exercised	-	345
Net cash used in financing activities	-	(303,803)

Net Increase (Decrease) in Cash and Cash Equivalents	55,996	(250,007)

Cash and Cash Equivalents - Beginning of Period	193,835	327,047

Cash and Cash Equivalents - End of Period	$249,831	$77,040

Supplemental Cash Flow Information:
Interest paid	$25	$25
Income taxes paid	$94	$223

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,644	$684

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

Segment Reporting

The Company operates as a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the internal financial information used by management. See Note 7- Segment Information.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. As of August 2, 2025 and May 3, 2025, cash and cash equivalents included money-market instruments of $133.7 million and $109.1 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses as of August 2, 2025 and May 3, 2025 were $1.3 million and $1.2 million, respectively. The Company’s trade receivable, net balances as of July 27, 2024 and April 27, 2024 were $116.0 million and $102.8 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at August 2, 2025 were comprised of finished goods of $52.5 million and raw materials of $41.4 million. Inventories at May 3, 2025 were comprised of finished goods of $44.0 million and raw materials of $41.1 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $19.8 million and $19.5 million for the three fiscal months ended August 2, 2025 and July 27, 2024, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $13.6 million and $11.5 million for the three fiscal months ended August 2, 2025 and July 27, 2024, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 79,000 and 98,000 shares in the three fiscal months ended August 2, 2025 and July 27, 2024, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual reporting periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 on a prospective basis for its fiscal year ended May 2, 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which requires disclosure of the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as a part of estimating expected credit losses. The election of the practical expedient is permitted on a prospective basis. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect a material impact upon adoption.

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	August 2, 2025	May 3, 2025
Land	$9,835	$9,835
Buildings and improvements	82,086	81,764
Machinery and equipment	330,853	328,172
Total	422,774	419,771
Less: accumulated depreciation	(249,376)	(244,185)
Property, plant and equipment, net	$173,398	$175,586

Machinery and equipment included construction-in-progress in the amounts of $39.0 million and $37.7 million as of August 2, 2025 and May 3, 2025, respectively. Depreciation expense was $5.3 million and $5.0 million for the three fiscal months ended August 2, 2025 and July 27, 2024, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices, buildings, machinery and equipment expiring at various dates through June 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.6 million and $4.1 million for the three fiscal months ended August 2, 2025 and July 27, 2024, respectively. As of August 2, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.75 years and 4.54%, respectively. As of May 3, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.92 years and 4.52%, respectively. Cash payments were $4.7 million and $4.1 million for operating leases for the three fiscal months ended August 2, 2025 and July 27, 2024, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of August 2, 2025:

(In thousands)
Fiscal 2026 – Remaining 3 quarters	$13,206
Fiscal 2027	16,724
Fiscal 2028	11,925
Fiscal 2029	10,795
Fiscal 2030	10,213
Thereafter	17,133
Total minimum lease payments including interest	79,996
Less: amounts representing interest	(10,092)
Present value of minimum lease payments	69,904
Less: current portion of lease obligations	(15,009)
Non-current portion of lease obligations	$54,895

4. DEBT

At August 2, 2025, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at August 2, 2025 or May 3, 2025. At August 2, 2025, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at August 2, 2025 or May 3, 2025. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on its operations or financial position. At August 2, 2025, the subsidiary was in compliance with all loan covenants.

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

	Three Fiscal Months Ended
	August 2, 2025	July 27, 2024
Recognized in AOCI:
Income (loss) before income taxes	$10,652	$(7,198)
Less: income tax provision (benefit)	2,514	(1,704)
Net	8,138	(5,494)
Reclassified from AOCI to cost of sales:
Gain before income taxes	5,104	732
Less: income tax provision	1,205	173
Net	3,899	559
Net change to AOCI	$4,239	$(6,053)

As of August 2, 2025, the notional amount of our outstanding aluminum swap contracts was $39.1 million and, assuming no change in commodity prices, $12.0 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. The Company’s policy for the maximum length of time for which it hedges exposure to the variability of future cash flows is three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of August 2, 2025, the fair value of the short-term derivative liability was $0.1 million, which was included in accrued liabilities, and the fair value of the derivative asset was $12.1 million, which was included in prepaid and other assets. As of May 3, 2025, the fair value of the derivative asset was $7.4 million, which was included in prepaid and other assets. The fair value of the derivative liability was $1.0 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $3.3 million for each of the three fiscal months ended August 2, 2025 and July 27, 2024. At August 2, 2025 and May 3, 2025, accounts payable included amounts due to CMA of $2.0 million and $2.1 million, respectively.

7. SEGMENT INFORMATION

The Company operates as a single operating and reportable segment that encompasses the development, production, marketing and sale of beverages. The Company manages its business on a consolidated basis utilizing vertically integrated production facilities and a centralized supply chain infrastructure.

The Chief Operating Decision Maker (“CODM”) makes operating decisions, allocates resources and assesses financial performance based primarily upon consolidated operating income and net income as reported in the consolidated statements of income. The CODM also regularly reviews cost of sales, shipping and handling costs, and marketing costs. These costs represent significant segment expenses and are reported elsewhere in the consolidated financial statements. Other segment items include other selling and general administrative costs (primarily consisting of compensation-related and other overhead costs), other income (expense), net which includes interest income and interest expense, and provision for income taxes. Depreciation and amortization expense is reported in the consolidated statements of cash flow.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended August 2, 2025 (first quarter of fiscal 2026) compared to Three Fiscal Months Ended July 27, 2024 (first quarter of fiscal 2025)

Net sales for the first quarter of fiscal 2026 increased $1.0 million to $330.5 million compared to $329.5 million for the first quarter of fiscal 2025. The increase in sales resulted primarily from a 4.4% increase average selling price per case, partially offset by a 3.9% decrease in case volume. The decrease in case volume impacted both carbonated soft drink brands and Power+ Brands.

Gross profit for the first quarter of fiscal 2026 increased to $125.5 million compared to $122.4 million for the first quarter of fiscal 2025. The increase in gross profit was primarily due to an increase in average selling price per case, partially offset by an increase in packaging and ingredients costs and the decline in case volume. The cost of sales per case increased 2.9%. Gross margin increased to 38.0% compared to 37.2% for the first quarter of fiscal 2025.

Selling, general and administrative expenses for the first quarter of fiscal 2026 increased $1.8 million to $54.7 million from $52.9 million for the first quarter of fiscal 2025. The increase was primarily due to an increase in marketing costs. As a percentage of net sales, selling, general and administrative expenses increased to 16.5% for the first quarter of fiscal 2026 compared to 16.1% for the first quarter of fiscal 2025.

Other income, net includes interest income of $2.2 million for the first quarter of fiscal 2026 and $4.3 million for the first quarter of fiscal 2025. The decrease in interest income is due primarily to decreased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first quarter of fiscal 2026 and 23.1% for the first quarter of fiscal 2025. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash-equivalents, cash generated from operating activities and borrowing capacity. At August 2, 2025, we maintained the unsecured revolving Credit Facilities and the Loan Facility totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $56.0 million for the first quarter of fiscal 2026 compared to a decrease of $250.0 million for the first quarter of fiscal 2025 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first quarter of fiscal 2026 was $59.1 million compared to $57.5 million for the first quarter of fiscal 2025. For the first quarter of fiscal 2026, cash flow provided by operating activities increased primarily due to a net decrease in working capital, excluding cash, and other items, partially offset by the decrease in net income.

Net cash used in investing activities for the first quarter of fiscal 2026 reflects capital expenditures of $3.1 million, compared to capital expenditures of $3.7 million for the first quarter of fiscal 2025. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2026 capital expenditures will not exceed fiscal 2025 capital spending.

Financial Position

At August 2, 2025, working capital increased to $329.2 million from $266.4 million at May 3, 2025. The current ratio was 3.2 to 1 at August 2, 2025 compared to 2.9 to 1 at May 3, 2025. The increase in working capital and current ratio was due primarily to an increase in cash and cash equivalents of $56.0 million and other net working capital increases of $6.8 million. Trade receivables increased $2.3 million and days sales outstanding decreased to 29.3 days from 32.5 days. Inventories increased $8.8 million and inventory turns decreased to 8.2 times from 8.7 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, “may,” “will,” “should,” “could,” and similar expressions constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, including effects of tariffs, ability to recover cost increases, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward- looking statements contained herein to reflect future events or developments.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 3, 2025.

ITEM 5. OTHER INFORMATION

During the three fiscal months ended August 2, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2025

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)