Form 10-Q
period 2025-11-01
NATIONAL BEVERAGE CORP
filed 2025-12-11
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2025

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

The number of shares of registrant’s common stock outstanding as of December 8, 2025 was 93,632,102.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	November 1,	May 3,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$269,314	$193,835
Trade receivables, net	93,157	104,157
Inventories	95,869	85,109
Prepaid and other current assets	33,097	23,827
Total current assets	491,437	406,928
Property, plant and equipment, net	173,703	175,586
Operating lease right-of-use assets, net	64,364	70,286
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,710	5,300
Total assets	$748,974	$672,860

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$63,825	$82,448
Accrued liabilities	35,429	43,521
Operating lease liabilities	15,026	14,533
Income taxes payable	410	-
Total current liabilities	114,690	140,502
Deferred income taxes, net	24,576	23,010
Operating lease liabilities	51,168	57,591
Other liabilities	7,281	7,758
Total liabilities	197,715	228,861
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 102,006,214 and 101,994,358 shares issued, respectively	1,020	1,020
Additional paid-in capital	44,206	43,708
Retained earnings	519,874	417,750
Accumulated other comprehensive income	10,915	5,604
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,394,112 and 8,374,112 shares, respectively	(19,806)	(19,133)
Total shareholders' equity	551,259	443,999
Total liabilities and shareholders' equity	$748,974	$672,860

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024

Net sales	$288,331	$291,202	$618,846	$620,675

Cost of sales	179,146	181,851	384,197	388,892

Gross profit	109,185	109,351	234,649	231,783

Selling, general and administrative expenses	51,139	51,484	105,827	104,401

Operating income	58,046	57,867	128,822	127,382

Other income, net	2,655	1,729	4,892	6,076

Income before income taxes	60,701	59,596	133,714	133,458

Provision for income taxes	14,337	13,959	31,590	31,041

Net income	$46,364	$45,637	$102,124	$102,417

Earnings per common share:
Basic	$.50	$.49	$1.09	$1.09
Diluted	$.49	$.49	$1.09	$1.09

Weighted average common shares outstanding:
Basic	93,623	93,613	93,622	93,596
Diluted	93,684	93,686	93,691	93,682

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024

Net income	$46,364	$45,637	$102,124	$102,417

Other comprehensive income, net of tax:
Cash flow hedges	1,072	7,648	5,311	1,595

Comprehensive income	$47,436	$53,285	$107,435	$104,012

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended				Six Fiscal Months Ended
	November 1, 2025		October 26, 2024		November 1, 2025		October 26, 2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	101,994	1,020	101,985	1,020	101,994	1,020	101,942	1,019
Stock options exercised	12	-	4	-	12	-	47	1
End of Period	102,006	1,020	101,989	1,020	102,006	1,020	101,989	1,020

Additional Paid-In Capital
Beginning of period		43,843		43,092		43,708		42,588
Stock options exercised		251		112		251		456
Stock-based compensation expense		112		151		247		311
End of period		44,206		43,355		44,206		43,355

Retained Earnings
Beginning of period		473,510		287,709		417,750		535,077
Net income		46,364		45,637		102,124		102,417
Common stock cash dividend		-		-		-		(304,148)
End of period		519,874		333,346		519,874		333,346

Accumulated Other Comprehensive Income (Loss)
Beginning of period		9,843		(1,142)		5,604		4,911
Cash flow hedges, net of tax		1,072		7,648		5,311		1,595
End of period		10,915		6,506		10,915		6,506

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning of Period	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)
Repurchase of common stock	20	(673)	-	-	20	(673)	-	-
End of period	8,394	(19,806)	8,374	(19,133)	8,394	(19,806)	8,374	(19,133)

Total Shareholders' Equity		$551,259		$360,144		$551,259		$360,144

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Fiscal Months Ended
	November 1,	October 26,
	2025	2024
Operating Activities:
Net income	$102,124	$102,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,991	10,533
Non-cash operating lease expense	7,664	7,141
Deferred income taxes	(75)	(146)
Stock-based compensation expense	247	311
Other, net	566	7
Changes in assets and liabilities:
Trade receivables	11,000	3,232
Inventories	(10,760)	(6,445)
Prepaid and other assets	(3,453)	(332)
Accounts payable	(18,622)	(8,637)
Accrued and other liabilities	(7,209)	(764)
Operating lease liabilities	(7,672)	(7,227)
Net cash provided by operating activities	84,801	100,090

Investing Activities:
Purchases of property, plant and equipment	(8,902)	(10,611)
Proceeds from sale of property, plant and equipment	2	2
Net cash used in investing activities	(8,900)	(10,609)

Financing Activities:
Proceeds from stock options exercised	251	457
Repurchase of common stock	(673)	-
Dividends paid on common stock	-	(304,148)
Net cash used in financing activities	(422)	(303,691)

Net Increase (Decrease) in Cash and Cash Equivalents	75,479	(214,210)

Cash and Cash Equivalents - Beginning of Period	193,835	327,047

Cash and Cash Equivalents - End of Period	$269,314	$112,837

Supplemental Cash Flow Information:
Interest paid	$127	$14
Income taxes paid	$33,089	$31,084

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,742	$2,943

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the relatively short maturity of the respective instruments. As of November 1, 2025 and May 3, 2025, cash and cash equivalents included money-market instruments of $126.6 million and $109.1 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses as of both November 1, 2025 and May 3, 2025 were $1.2 million. The Company’s trade receivable, net balances as of October 26, 2024 and April 27, 2024 were $99.6 million and $102.8 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of the inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at November 1, 2025 were comprised of finished goods of $58.3 million and raw materials of $37.6 million. Inventories at May 3, 2025 were comprised of finished goods of $44.0 million and raw materials of $41.1 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $18.3 million for both the three fiscal months ended November 1, 2025 and October 26, 2024. Shipping and handling costs were $38.1 million and $38.0 million for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $11.0 million and $11.6 million for the three fiscal months ended November 1, 2025 and October 26, 2024, respectively. Marketing costs were $24.6 million and $23.1 million for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options that amounted to 61,000 and 73,000 shares for the three fiscal months ended November 1, 2025 and October 26, 2024, respectively. The dilutive effect of stock options amounted to 69,000 and 86,000 shares for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual reporting periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 on a prospective basis and anticipates the adoption will not have a material effect on its consolidated financial statements for its fiscal year ended May 2, 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which requires disclosure of the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. The election of the practical expedient is permitted on a prospective basis. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect a material impact upon adoption.

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	November 1, 2025	May 3, 2025
Land	$9,835	$9,835
Buildings and improvements	82,349	81,764
Machinery and equipment	336,272	328,172
Total	428,456	419,771
Less: accumulated depreciation	(254,753)	(244,185)
Property, plant and equipment, net	$173,703	$175,586

Machinery and equipment included construction-in-progress in the amounts of $34.5 million and $37.7 million as of November 1, 2025 and May 3, 2025, respectively. Depreciation expense was $5.5 million and $5.0 million for the three fiscal months ended November 1, 2025 and October 26, 2024, respectively. Depreciation expense was $10.8 million and $10.0 million for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through June 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.6 million and $4.1 million for the three fiscal months ended November 1, 2025 and October 26, 2024, respectively. Operating lease costs were $9.2 million and $8.3 million for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively. As of November 1, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.62 years and 4.56%, respectively. As of May 3, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.92 years and 4.52%, respectively. Cash payments were $4.6 million and $4.3 million for operating leases for the three fiscal months ended November 1, 2025 and October 26, 2024, respectively. Cash payments were $9.2 million and $8.4 million for operating leases for the six fiscal months ended November 1, 2025 and October 26, 2024, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of November 1, 2025:

(In thousands)
Fiscal 2026 – Remaining 2 quarters	$8,700
Fiscal 2027	16,734
Fiscal 2028	11,935
Fiscal 2029	10,800
Fiscal 2030	10,218
Thereafter	17,134
Total minimum lease payments including interest	75,521
Less: amounts representing interest	(9,327)
Present value of minimum lease payments	66,194
Less: current portion of lease obligations	(15,026)
Non-current portion of lease obligations	$51,168

4. DEBT

At November 1, 2025, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at November 1, 2025 or May 3, 2025. At November 1, 2025, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at November 1, 2025 or May 3, 2025. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on the Company’s operations or financial position. At November 1, 2025, the subsidiary was in compliance with all loan covenants.

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

	(In thousands)
	Three Fiscal Months Ended		Six Fiscal Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Recognized in AOCI:
Income before income taxes	$8,275	$10,420	$18,927	$3,222
Less: income tax provision	1,953	2,460	4,467	755
Net	6,322	7,960	14,460	2,467
Reclassified from AOCI to cost of sales:
Gain (loss) before income taxes	6,870	(409)	11,974	(1,141)
Less: income tax provision (benefit)	1,620	(97)	2,825	(269)
Net	5,250	(312)	9,149	(872)
Net change to AOCI	$1,072	$7,648	$5,311	$1,595

As of November 1, 2025, the notional amount of our outstanding aluminum swap contracts was $17.5 million and, assuming no change in commodity prices, $13.4 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 fiscal months. The Company’s policy for the maximum length of time for which it hedges exposure to the variability of future cash flows is three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of November 1, 2025, the fair value of the derivative asset was $13.4 million, which was included in prepaid and other current assets. As of May 3, 2025, the fair value of the derivative asset was $7.4 million, which was included in prepaid and other current assets. The fair value of the derivative liability was $1.0 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $2.9 million for both the three fiscal months ended November 1, 2025 and October 26, 2024. Management fees to CMA were $6.2 million for both the six fiscal months ended November 1, 2025 and October 26, 2024. At November 1, 2025 and May 3, 2025, accounts payable included amounts due to CMA of $1.8 million and $2.1 million, respectively.

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

8. COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to 3.2 million shares of its common stock. During the fiscal month October 5, 2025 through November 1, 2025, the Company repurchased 20,000 shares of its common stock at an average price per share of $33.65 for a total cost of $0.7 million. As of November 1, 2025, 1,333,144 common shares were purchased under the program and 1,866,856 common shares were available for repurchase.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended November 1, 2025 (second quarter of fiscal 2026) compared to Three Fiscal Months Ended October 26, 2024 (second quarter of fiscal 2025)

Net sales for the second quarter of fiscal 2026 decreased 1.0% to $288.3 million from $291.2 million for the second quarter of fiscal 2025. The decrease in sales resulted primarily from a 6.0% decrease in case volume, partially offset by a 5.3% increase in average selling price per case. The decrease in case volume impacted both Power + Brands and carbonated soft drink brands.

Gross profit for the second quarter of fiscal 2026 was $109.2 million compared to $109.4 million for the second quarter of fiscal 2025 and gross margin increased to 37.9% from 37.6% The increase in gross margin was primarily due to the increase in average selling price per case, partially offset by increased packaging and ingredient costs and the effects of reduced case volume. The average cost of sales per case increased 4.7%.

Selling, general and administrative expenses for the second quarter of fiscal 2026 decreased $0.3 million to $51.2 million from $51.5 million for the second quarter of fiscal 2025. The decrease was primarily due to a decrease in marketing costs. As a percentage of net sales, selling, general and administrative expenses remained constant at 17.7% for the second quarter of fiscal 2026 and fiscal 2025.

Other income, net includes interest income of $2.8 million for the second quarter of fiscal 2026 and $1.7 million for the second quarter of fiscal 2025. The increase in interest income is due primarily to increased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the second quarter of fiscal 2026 and 23.4% for the second quarter of fiscal 2025. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Six Fiscal Months Ended November 1, 2025 (first six months of fiscal 2026) compared to Six Fiscal Months Ended October 26, 2024 (first six months of fiscal 2025)

Net sales for the first six months of fiscal 2026 decreased $1.8 million to $618.8 million from $620.7 million for the first six months of fiscal 2025. The decrease in sales resulted primarily from a 4.9% decrease in case volume, partially offset by a 4.8% increase in average selling price per case. The decrease in case volume impacted both Power + Brands and carbonated soft drink brands.

Gross profit for the first six months of fiscal 2026 increased to $234.6 million from $231.8 million for the first six months of fiscal 2025 and gross margin increased to 37.9% from 37.3%. The increase in gross margin was primarily due to the increase in average selling price per case, partially offset by an increase in packaging and ingredient costs and the effects of reduced case volume. The average cost of sales per case increased 3.7%

Selling, general and administrative expenses for the first six months of fiscal 2026 increased $1.4 million to $105.8 million from $104.4 million for the first six months of fiscal 2025. The increase was primarily due to an increase in marketing costs. As a percentage of net sales, selling, general and administrative expenses increased to 17.1% for the first six months of fiscal 2026 compared to 16.8% for the first six months of fiscal 2025.

Other income, net includes interest income of $5.0 million for the first six months of fiscal 2026 and $6.0 million for the first six months of fiscal 2025. The decrease in interest income is due primarily to decreased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first six months of fiscal 2026 and 23.3% for the first six months of fiscal 2025. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash-equivalents, cash generated from operating activities and borrowing capacity. At November 1, 2025, we maintained unsecured revolving Credit Facilities and the Loan Facility totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $75.5 million for the first six months of fiscal 2026 compared to a decrease of $214.2 million for the first six months of fiscal 2025 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first six months of fiscal 2026 was $84.8 million compared to $100.1 million for the first six months of fiscal 2025. For the first six months of fiscal 2026, cash flow provided by operating activities decreased primarily due to a net increase in working capital, excluding cash.

Net cash used in investing activities for the first six months of fiscal 2026 reflects capital expenditures of $8.9 million, compared to capital expenditures of $10.6 million for the first six months of fiscal 2025. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2026 capital expenditures will not exceed fiscal 2025 capital spending.

Net cash used in financing activities for the first six months of fiscal 2026 primarily reflects the repurchase of common shares for $0.7 million.

Financial Position

At November 1, 2025, working capital increased to $376.7 million from $266.4 million at May 3, 2025. The current ratio was 4.3 to 1 at November 1, 2025 compared to 2.9 to 1 at May 3, 2025. The increase in working capital and current ratio was due primarily to an increase in cash and cash equivalents of $75.5 million, a decrease in accounts payable and accrued liabilities of $26.7 million, and other net working capital increases of $8.1 million. Trade receivables decreased $11.0 million and days sales outstanding decreased to 29.4 days from 32.5 days. Inventories increased $10.8 million and inventory turns decreased to 8.1 times from 8.7 times.

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

ITEM 5. OTHER INFORMATION

During the three fiscal months ended November 1, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 11, 2025

National Beverage Corp. (Registrant)

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)