Form 10-Q
period 2026-01-31
NATIONAL BEVERAGE CORP
filed 2026-03-12
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2026

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

The number of shares of registrant’s common stock outstanding as of March 9, 2026 was 93,632,102.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	January 31,	May 3,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$313,973	$193,835
Trade receivables, net	97,431	104,157
Inventories	96,104	85,109
Prepaid and other current assets	30,529	23,827
Total current assets	538,037	406,928
Property, plant and equipment, net	174,375	175,586
Operating lease right-of-use assets, net	60,524	70,286
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,775	5,300
Total assets	$792,471	$672,860

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,860	$82,448
Accrued liabilities	39,510	43,521
Operating lease liabilities	14,926	14,533
Income taxes payable	773	-
Total current liabilities	122,069	140,502
Deferred income taxes, net	24,345	23,010
Operating lease liabilities	47,745	57,591
Other liabilities	7,250	7,758
Total liabilities	201,409	228,861
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 102,006,214 and 101,994,358 shares issued, respectively	1,020	1,020
Additional paid-in capital	44,302	43,708
Retained earnings	561,082	417,750
Accumulated other comprehensive income	9,414	5,604
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,394,112 and 8,374,112 shares, respectively	(19,806)	(19,133)
Total shareholders' equity	591,062	443,999
Total liabilities and shareholders' equity	$792,471	$672,860

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025

Net sales	$264,586	$267,050	$883,432	$887,725

Cost of sales	164,982	168,100	549,179	556,992

Gross profit	99,604	98,950	334,253	330,733

Selling, general and administrative expenses	48,458	48,373	154,285	152,774

Operating income	51,146	50,577	179,968	177,959

Other income, net	2,793	1,398	7,685	7,474

Income before income taxes	53,939	51,975	187,653	185,433

Provision for income taxes	12,731	12,332	44,321	43,373

Net income	$41,208	$39,643	$143,332	$142,060

Earnings per common share:
Basic	$.44	$.42	$1.53	$1.52
Diluted	$.44	$.42	$1.53	$1.52

Weighted average common shares outstanding:
Basic	93,612	93,617	93,619	93,603
Diluted	93,645	93,691	93,676	93,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025

Net income	$41,208	$39,643	$143,332	$142,060

Other comprehensive income, net of tax:
Cash flow hedges	(1,501)	237	3,810	1,832

Comprehensive income	$39,707	$39,880	$147,142	$143,892

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	January 31, 2026		January 25, 2025		January 31, 2026		January 25, 2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150	150	$150	150	$150

Common Stock
Beginning of period	102,006	1,020	101,985	1,020	101,994	1,020	101,942	1,019
Stock options exercised	-	-	9	-	12	0	52	1
End of Period	102,006	1,020	101,994	1,020	102,006	1,020	101,994	1,020

Additional Paid-In Capital
Beginning of period		44,206		43,355		43,708		42,588
Stock options exercised		-		58		251		514
Stock-based compensation expense		96		154		343		465
End of period		44,302		43,567		44,302		43,567

Retained Earnings
Beginning of period		519,874		333,346		417,750		535,077
Net income		41,208		39,643		143,332		142,060
Common stock cash dividend		-		-		-		(304,148)
End of period		561,082		372,989		561,082		372,989

Accumulated Other Comprehensive Income (Loss)
Beginning of period		10,915		6,506		5,604		4,911
Cash flow hedges, net of tax		(1,501)		237		3,810		1,832
End of period		9,414		6,743		9,414		6,743

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning of Period	8,394	(19,806)	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)
Repurchase of common stock	-	-	-	-	20	(673)	-	-
End of period	8,394	(19,806)	8,374	(19,133)	8,394	(19,806)	8,374	(19,133)

Total Shareholders' Equity		$591,062		$400,236		$591,062		$400,236

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Fiscal Months Ended
	January 31,	January 25,
	2026	2025
Operating Activities:
Net income	$143,332	$142,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,600	15,317
Non-cash operating lease expense	11,542	10,786
Deferred income taxes	158	20
Stock-based compensation expense	343	465
Other, net	913	632
Changes in assets and liabilities:
Trade receivables	6,726	11,934
Inventories	(10,995)	(429)
Prepaid and other assets	(3,276)	(5,501)
Accounts payable	(15,588)	(15,646)
Accrued and other liabilities	(2,796)	(2,457)
Operating lease liabilities	(11,233)	(10,560)
Net cash provided by operating activities	135,726	146,621

Investing Activities:
Purchases of property, plant and equipment	(15,198)	(20,815)
Proceeds from sale of property, plant and equipment	32	2
Net cash used in investing activities	(15,166)	(20,813)

Financing Activities:
Proceeds from stock options exercised	251	515
Repurchase of common stock	(673)	-
Dividends paid on common stock	-	(304,148)
Net cash used in financing activities	(422)	(303,633)

Net Increase (Decrease) in Cash and Cash Equivalents	120,138	(177,825)

Cash and Cash Equivalents - Beginning of Period	193,835	327,047

Cash and Cash Equivalents - End of Period	$313,973	$149,222

Supplemental Cash Flow Information:
Interest paid	$178	$65
Income taxes paid	$43,240	$46,501

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,780	$11,125

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the relatively short maturity of the respective instruments. As of January 31, 2026 and May 3, 2025, cash and cash equivalents included money-market instruments of $166.4 million and $109.1 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses as of both January 31, 2026 and May 3, 2025 were $1.2 million. The Company’s trade receivable, net balances as of January 25, 2025 and April 27, 2024 were $90.9 million and $102.8 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of the inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at January 31, 2026 were comprised of finished goods of $58.5 million and raw materials of $37.6 million. Inventories at May 3, 2025 were comprised of finished goods of $44.0 million and raw materials of $41.1 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $17.8 million and $17.5 million for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Shipping and handling costs were $55.9 million and $55.5 million for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $10.0 million and $10.1 million for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Marketing costs were $34.6 million and $33.2 million for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options that amounted to 33,000 and 74,000 shares for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. The dilutive effect of stock options amounted to 57,000 and 82,000 shares for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which requires disclosure of the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. The election of the practical expedient is permitted on a prospective basis. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect a material impact upon adoption.

2.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	January 31, 2026	May 3, 2025
Land	$9,835	$9,835
Buildings and improvements	82,791	81,764
Machinery and equipment	341,851	328,172
Total	434,477	419,771
Less: accumulated depreciation	(260,102)	(244,185)
Property, plant and equipment, net	$174,375	$175,586

Machinery and equipment included construction-in-progress in the amounts of $33.8 million and $37.7 million as of January 31, 2026 and May 3, 2025, respectively. Depreciation expense was $5.6 million and $4.9 million for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Depreciation expense was $16.4 million and $15.0 million for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3.   LEASES

The Company has entered into various non-cancelable operating lease agreements for certain offices, buildings and machinery and equipment which expire at various dates through June 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.6 million and $4.2 million for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Operating lease costs were $13.8 million and $12.5 million for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively. As of January 31, 2026, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.48 years and 4.57%, respectively. As of May 3, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.92 years and 4.52%, respectively. Cash payments were $4.3 million and $3.9 million for operating leases for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Cash payments were $13.5 million and $12.3 million for operating leases for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of January 31, 2026:

(In thousands)
Fiscal 2026 – Remaining quarter	$4,447
Fiscal 2027	16,734
Fiscal 2028	11,935
Fiscal 2029	10,800
Fiscal 2030	10,218
Thereafter	17,134
Total minimum lease payments including interest	71,268
Less: amounts representing interest	(8,597)
Present value of minimum lease payments	62,671
Less: current portion of lease obligations	(14,926)
Non-current portion of lease obligations	$47,745

4.   DEBT

At January 31, 2026, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at January 31, 2026 or May 3, 2025. At January 31, 2026, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at January 31, 2026 or May 3, 2025. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on the Company’s operations or financial position. At January 31, 2026, the subsidiary was in compliance with all loan covenants.

5.   DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company enters into aluminum swap contracts to partially mitigate its exposure to changes in the cost of aluminum containers. Such financial instruments are designated and accounted for as cash flow hedges. Accordingly, gains or losses attributable to the effective portion of the cash flow hedge are reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into cost of sales in the period in which the hedged transaction affects earnings. The ineffective portion of the change in fair value of our cash flow hedge was immaterial. The following summarizes the gains recognized in the Condensed Consolidated Statements of Income and AOCI:

	(In thousands)
	Three Fiscal Months Ended		Nine Fiscal Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Recognized in AOCI:
Income before income taxes	$6,531	$1,704	$25,458	$4,927
Less: income tax provision	1,541	402	6,008	1,157
Net	4,990	1,302	19,450	3,770
Reclassified from AOCI to cost of sales:
Gain before income taxes	8,496	1,395	20,470	2,536
Less: income tax provision	2,005	330	4,830	598
Net	6,491	1,065	15,640	1,938
Net change to AOCI	$(1,501)	$237	$3,810	$1,832

As of January 31, 2026, the notional amount of our outstanding aluminum swap contracts was $30.9 million and, assuming no change in commodity prices, $11.4 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 fiscal months. The Company’s policy for the maximum length of time for which it may hedge exposure to the variability of future cash flows is three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of January 31, 2026, the fair value of the derivative asset was $11.4 million, which was included in prepaid and other current assets. As of May 3, 2025, the fair value of the derivative asset was $7.4 million, which was included in prepaid and other current assets, and the fair value of the derivative liability was $1.0 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6.   RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $2.6 million and $2.7 million for the three fiscal months ended January 31, 2026 and January 25, 2025, respectively. Management fees to CMA were $8.8 million and $8.9 million for the nine fiscal months ended January 31, 2026 and January 25, 2025, respectively. At January 31, 2026 and May 3, 2025, accounts payable included amounts due to CMA of $1.7 million and $2.1 million, respectively.

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

8.   COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to 3.2 million shares of its common stock. During the nine fiscal months ended January 31, 2026, the Company repurchased 20,000 shares of its common stock at an average price per share of $33.65 for a total cost of $0.7 million. As of January 31, 2026, 1,333,144 common shares were purchased under the program and 1,866,856 common shares were available for repurchase.

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

The majority of our brands are geared to the active and health-conscious consumer including sparkling waters, energy drinks and juices. Our portfolio of Power+ Brands includes LaCroix® sparkling waters; Clear Fruit® non-carbonated water beverages enhanced with fruit flavor; Rip It® energy drinks and shots; and Everfresh®, Everfresh Premier Varietals™ and Mr. Pure® 100% juice and juice-based products. Additionally, we produce and distribute carbonated soft drinks including Shasta® and Faygo®, iconic brands whose consumer loyalty spans more than 135 years.

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

Our operating results are affected by numerous factors, including fluctuations in the costs of raw materials, supply chain disruptions, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher sales volume realized during the summer months.

RESULTS OF OPERATIONS

Three Fiscal Months Ended January 31, 2026 (third quarter of fiscal 2026) compared to

Three Fiscal Months Ended January 25, 2025 (third quarter of fiscal 2025)

Net sales for the third quarter of fiscal 2026 decreased 0.9% to $264.6 million from $267.1 million for the third quarter of fiscal 2025. The decrease in sales resulted primarily from a 4.8% decrease in case volume, partially offset by a 4.4% increase in average selling price per case. The decrease in case volume impacted both Power + Brands and carbonated soft drink brands.

Gross profit for the third quarter of fiscal 2026 increased to $99.6 million from $99.0 million for the third quarter of fiscal 2025 and gross margin increased to 37.6% from 37.1% The increase in gross margin was primarily due to the increase in average selling price per case, partially offset by increased packaging costs and the effects of reduced case volume. The average cost of sales per case increased 3.4%.

Selling, general and administrative expenses for the third quarter of fiscal 2026 remained constant at $48.4 million for the third quarter of fiscal 2026 and fiscal 2025. As a percentage of net sales, selling, general and administrative expenses increased to 18.3% for the third quarter of fiscal 2026 compared to 18.1% for the third quarter of fiscal 2025.

Other income, net includes interest income of $2.8 million for the third quarter of fiscal 2026 and $1.4 million for the third quarter of fiscal 2025. The increase in interest income is due primarily to increased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the third quarter of fiscal 2026 and 23.7% for the third quarter of fiscal 2025. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

Nine Fiscal Months Ended January 31, 2026 (first nine months of fiscal 2026) compared to

Nine Fiscal Months Ended January 25, 2025 (first nine months of fiscal 2025)

Net sales for the first nine months of fiscal 2026 decreased 0.5% to $883.4 million from $887.7 million for the first nine months of fiscal 2025. The decrease in sales resulted primarily from a 4.9% decrease in case volume, partially offset by a 4.7% increase in average selling price per case. The decrease in case volume impacted both Power + Brands and carbonated soft drink brands.

Gross profit for the first nine months of fiscal 2026 increased to $334.3 million from $330.7 million for the first nine months of fiscal 2025 and gross margin increased to 37.8% from 37.3%. The increase in gross margin was primarily due to the increase in average selling price per case, partially offset by an increase in packaging and ingredient costs and the effects of reduced case volume. The average cost of sales per case increased 3.7%

Selling, general and administrative expenses for the first nine months of fiscal 2026 increased $1.5 million to $154.3 million from $152.8 million for the first nine months of fiscal 2025. The increase was primarily due to an increase in marketing and selling costs. As a percentage of net sales, selling, general and administrative expenses increased to 17.5% for the first nine months of fiscal 2026 compared to 17.2% for the first nine months of fiscal 2025.

Other income, net includes interest income of $7.7 million for the first nine months of fiscal 2026 and $7.4 million for the first nine months of fiscal 2025. The increase in interest income is due primarily to increased average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.6% for the first nine months of fiscal 2026 and 23.4% for the first nine months of fiscal 2025. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash-equivalents, cash generated from operating activities and borrowing capacity. At January 31, 2026, we maintained unsecured revolving Credit Facilities and the Loan Facility totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit. We believe existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months.

Cash Flows

The Company’s cash position increased $120.1 million for the first nine months of fiscal 2026 compared to a decrease of $177.8 million for the first nine months of fiscal 2025 primarily due to the special cash dividend of $304.1 million paid on July 24, 2024.

Net cash provided by operating activities for the first nine months of fiscal 2026 was $135.7 million compared to $146.6 million for the first nine months of fiscal 2025. For the first nine months of fiscal 2026, cash flow provided by operating activities decreased primarily due to a net increase in working capital, excluding cash.

Net cash used in investing activities for the first nine months of fiscal 2026 reflects capital expenditures of $15.2 million, compared to capital expenditures of $20.8 million for the first nine months of fiscal 2025. Certain production capacity and efficiency improvement projects are in progress and we anticipate fiscal 2026 capital expenditures will not exceed fiscal 2025 capital spending.

Net cash used in financing activities for the first nine months of fiscal 2026 primarily reflects the repurchase of common shares for $0.7 million.

Financial Position

At January 31, 2026, working capital increased $149.6 million to $416.0 million from $266.4 million at May 3, 2025. The current ratio was 4.4 to 1 at January 31, 2026 compared to 2.9 to 1 at May 3, 2025. The increase in working capital and current ratio was due primarily to an increase in cash and cash equivalents of $120.1 million, a decrease in accounts payable and accrued liabilities of $19.6 million, and other net working capital increases of $9.8 million. Trade receivables decreased $6.7 million and days sales outstanding increased to 33.5 days from 32.5 days. Inventories increased $11.0 million and inventory turns decreased to 8.3 times from 8.7 times.

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

ITEM 5.   OTHER INFORMATION

During the three fiscal months ended January 31, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2026

National Beverage Corp.
(Registrant)

By: /s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)