Form 10-K
period 2026-05-02
NATIONAL BEVERAGE CORP
filed 2026-07-01
CIK 69891

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 2, 2026

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

The aggregate market value of the common stock held by non-affiliates of Registrant computed by reference to the closing sale price of $34.27 on October 31, 2025 was approximately $0.8 billion.

The number of shares of Registrant’s common stock outstanding as of June 29, 2026 was 93,612,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

Recently commemorating its 40th anniversary, National Beverage Corp. innovatively refreshes America with a distinctive portfolio of sparkling waters, juices, energy drinks and, to a lesser extent, carbonated soft drinks. We believe our creative product designs, innovative packaging and imaginative flavors, along with our corporate culture and philosophy, make National Beverage unique as a stand-alone entity in the beverage industry.

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

Market Dynamics – In a beverage industry dominated by the “cola giants”, we pride ourselves on being able to respond faster and more creatively to consumer trends than competitors burdened by legacy production and distribution complexity and costs. The ability to identify consumer trends and create new market-leading concepts defines our new product development model. Speed to market with the appropriate concept, unique flavor creation and trend forward ‘better-for-you’ ingredients continues to be our goal. Internal development teams are responsible for concept creation, packaging and design, which allow for rapid ‘go to market’ timing and reduced development costs. We strive to provide retailers and consumers with the most innovative flavors and packaging in the industry. Packaging for both LaCroix Strawberry Peach and LaCroix Sunshine were newly honored as top recipients of the International Davey Awards for creativity, joining LaCroix Mojito, Zero-Sugar Faygo and Rip It as recent honorees.

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

POWER+ BRANDS –

LaCroix

LaCroix Sparkling Water, our most significant brand, has uniquely redefined the sparkling water category that has become a favored alternative to traditional carbonated soda. With zero calories, zero sweeteners and zero sodium, LaCroix leads the premium domestic sparkling water category. Naturally-essenced LaCroix has gained the support of national retailers in multiple channels, including mass-merchandisers, club stores, drug stores, mainstream supermarkets and natural and specialty food retailers. In 2026, Newsweek, for the fourth consecutive year, named LaCroix as one of "The Most Trusted Brands in America” based on a survey of U.S. shoppers. Additionally, in recent years, the classic flavor of LaCroix Lime claimed the top spot in the sparkling water category in the AllRecipes Golden Cart Awards. Renowned for their culinary expertise, the AllRecipes' Allstars praised the fresh flavor of LaCroix Lime as “super thirst-quenching”.

Continual flavor and packaging innovations for LaCroix include its newest flavor, ‘harmoniously combined’ PineApple CocoNut, a radiant fusion of juicy pineapple sparkled with a velvety coconut finish. PineApple CocoNut was featured to an overwhelming favorable response at Natural Products Expo West – the largest annual gathering of natural and organic products. PineApple CocoNut joins recent introductions of Sunshine and Strawberry Peach.

Sunshine, launched in Summer 2025, is a bright and sparkling blend of citrus and tropical zest that conveys the refreshing essence of a sun-kissed day in every sip. Sunshine is lauded as a ‘game-changer’ as it entices consumers to not only taste its wonder, but to feel it.

Strawberry Peach, which blends the sweet, vibrant taste of strawberries with the luscious, juicy flavor of peaches, has quickly risen to among the fastest selling LaCroix flavors since its introduction in the latter half of the fiscal year ended May 3, 3025 (“Fiscal 2025”) and is featured along with newly-designed Blackberry Cucumber and Cherry Lime in a consumer-favored variety pack.

Other recent additions to the the LaCroix family of 24 refreshingly innocent flavors include Mojito, with its sensory feel of paradise; Beach Plum with its delectable coolness of the luscious fruit native to the east coast of the U.S; Black Razzberry, a decadent, smooth and irresistible fruit flavor; the sweet tropical delicacy of Guava São Paulo; and the enticing savor of LimonCello, which instantly transports fans to the Italian Riviera.

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

Clear Fruit

Clear Fruit is a crisp, clear, non-carbonated water beverage enhanced with fruit flavors which is available in 13 delicious offerings, including consumer favorites Cherry Blast, Strawberry Watermelon and Fruit Punch. Clear Fruit is available in 20-ounce and 16.9-ounce bottles with consumer-favored sports caps.

Rip It

RIP It® Energy Fuel offers ‘Flavors for All!’ with 17 unique flavors including three Zero Sugar options. In addition to all-time consumer favorite Power, Citrus X, G-Force, and Stinger-MO ‘Re-Energizzed’ Rip It® flavors include Skr’eech In® with its luscious strawberry-peach taste; Pineapple YOLO® because you only live once; along with Zero Sugar Power and Zero Sugar Citrus-X. Building on the flavor tradition of original Rip It, a 2 oz. sugar-free shot version in six flavors is marketed in displayable package configurations. RIP It® proudly supports military and first responder heroes at home and abroad with its dedicated Tribute® line of original Active Mandarin Live Wild Lime Regular and Zero Sugar, Tribute Cherry Lime, and Tribute C.Y.P.-X.

CARBONATED SOFT DRINKS –

An iconic brand for more than 135 years, Shasta is recognized as a bottling industry pioneer and innovator. Shasta offers multiple flavors and has earned consumer loyalty by delivering value and convenience with unique taste. Shasta Zero flavors Tiki Punch, California Dreamin, and Chocolat Delite reflect the growing trend and interest in Zero Sugar flavor products beyond just Cola.

With more than 115 years of brand history, Faygo products include numerous unique flavors such as Red Pop, Moon Mist, Cotton Candy and Rock & Rye along with newly introduced Super Pop and Bubble Pop. Faygo is celebrated in the Midwest as the “The One True Original Pop.”

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

Additionally, we maintain and enhance consumer brand recognition and loyalty through a combination of participation in regional events, special event marketing, sponsorships, endorsements, consumer coupon distribution and product sampling. We continue to increase our sponsorship of sporting events and have added partnerships with various women’s professional soccer and basketball teams to our existing agreements with men’s professional soccer and hockey teams. Moreover, as a multi-year partner of the Florida Panthers NHL team, two-time winners of the Stanley Cup, the LaCroix logo is prominently displayed on the Panther’s home jerseys and is on permanent display at the Hockey Hall of Fame museum.

We also offer numerous promotional programs to retail customers, including cooperative advertising support,‘BrandED’ ambassadors, and in-store promotional activities, including theme-oriented displays and consumer ‘experiential’ engagements. These elements tailor marketing and other consumer programs to meet local and regional demographics. Additionally, the Company’s ‘MerchMx’ representatives work to develop a rapport with store managers for the purpose of optimizing shelf space, building displays, placing point-of-sale materials and expanding distribution.

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

SEASONALITY

Our operating results are affected by numerous factors, including fluctuations in costs of raw materials, holiday and seasonal programming and weather conditions. Beverage sales are seasonal with higher volume realized during summer months.

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

HUMAN CAPITAL

As of May 2, 2026, we employed approximately 1,677 people, of which 378 are covered by collective bargaining agreements. These collective bargaining agreements generally address working conditions, as well as wage rates and benefits, and expire over varying terms over the next several years. We believe these agreements can be renegotiated on terms satisfactory to us as they expire and we believe we maintain good relationships with our employees and their representative organizations.

We support a culture of diversity and inclusion that mirrors the markets we serve. We take a comprehensive view of diversity and inclusion across different races, ethnicities, religions and gender identity. Approximately 63 percent and 26 percent of our employee base identify as persons of color or female, respectively.

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

SUSTAINABILITY

National Beverage Corp. adheres to responsible business practices and continually strives to improve the sustainability of its operations. All our beverage products are produced in the U.S., providing thousands of jobs in local communities and boasting a lower carbon footprint than imported brands. The majority of our products are delivered by a warehouse distribution system which provides more efficient and lower greenhouse gas emissions than direct store delivery systems. Additionally, we continue to invest in effective and efficient options to reduce our carbon footprint.

Water is critical to our business and we periodically conduct water quality assessments on a variety of measurements. All of our packaging is recyclable and we continually focus on reducing packaging content. More than 80% of our products are sold in aluminum cans, which generally contain approximately 71% recycled material. Each of our facilities has programs in place designed to minimize the use of water, energy and other natural resources.

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

Raw materials, energy sources, and transportation. The production of our products is dependent on certain raw materials, including aluminum, resin, corn, linerboard, carbon dioxide, water and fruit juice. The production and distribution of our products is dependent on energy sources, including natural gas, diesel fuel, and electricity. These items are subject to supply chain disruptions and price volatility caused by numerous factors, including recent changes in trade policy and increased or threatened increases in tariffs on imported goods. Commodity price increases can ultimately result in a corresponding increase in the cost of raw materials, energy and transportation. We may be limited in our ability to pass these price increases on to our customers or may incur a loss in sales volume to the extent we increase prices. Strikes, weather conditions (including conditions caused by climate change), governmental controls, tariffs, national emergencies, natural disasters, supply shortages, international conflicts or other events could also affect our continued supply and cost of raw materials, energy and transportation. If raw materials, energy or transportation costs increase, or their availability is limited, our financial position could be adversely affected.

Governmental regulation. Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products and those governing environmental laws and regulations. In addition, various governmental agencies have enacted or are considering changes in corporate tax laws as well as additional taxes on soft drinks and other sweetened beverages. Continuing developments in environmental, social and governance matters, including climate change, may result in new or increased legal and regulatory requirements to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand mandatory reporting of certain environmental, social and governance metrics. While not expected to impact LaCroix sparking waters, recent proposals to phase out synthetic dyes from our nation’s food supply and to remove many sweetened products from the U.S. supplemental nutrition assistance program could result in increased costs and/or reduced demand for certain of our products. Compliance with existing and future laws or regulations could require material increases in capital expenditures and negatively affect our financial position.

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

During Fiscal 2026, there were no identified cybersecurity incidents that had, or were reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. We continue to monitor potential cybersecurity threats and incorporate findings into our risk management strategies. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

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

At June 15, 2026, there were approximately 53,786 holders of our Common Stock, the majority of which hold their shares in the names of banks, brokers and other financial institutions.

On July 1, 2026, the Company's board of directors declared a special cash dividend of $3.25 per share, payable on or before July 30, 2026 to shareholders of record on July 13, 2026. The Company paid special cash dividends of $304.1 million ($3.25 per share) on July 24, 2024.

Our Board of Directors has authorized a program to repurchase 3.2 million shares of our common stock of which approximately 1.9 million shares remain available and authorized for repurchases. During Fiscal 2026, the Company repurchased 20,000 shares of its common stock at an average price per share of $33.65 for a total cost of $0.7 million

Performance Graph

The following graph shows a comparison of the five-year cumulative return of an investment of $100 cash on May 1, 2021, assuming reinvestment of dividends, of our Common Stock with the NASDAQ Composite Index, the Dow Jones US Soft Drinks Index and the S&P 500 Index.

Total Returns Index For:	5/01/2021	4/30/2022	4/29/2023	4/27/2024	5/03/2025	5/02/2026

National Beverage Corp.	100.00	96.36	108.64	95.22	101.08	80.01

NASDAQ Composite - Total Return	100.00	88.92	88.94	116.78	132.76	186.62

Dow Jones US Soft Drinks Index	100.00	119.33	129.04	126.64	125.86	145.14

S&P 500 Index - Total Return	100.00	100.21	102.88	127.80	144.46	185.94

ITEM 6.                   RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following section generally discusses the fiscal years ended May 2, 2026 (“Fiscal 2026”) and May 3, 2025 (“Fiscal 2025”) results and year-to-year comparisons between Fiscal 2026 and Fiscal 2025. Discussions of fiscal year ended April 27, 2024 (“Fiscal 2024”) results and year-to-year comparisons between Fiscal 2025 and Fiscal 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended May 3, 2025, which is available free of charge on our website at www.nationalbeverage.com. Fiscal 2026 and Fiscal 2024 both consisted of 52 weeks. Fiscal 2025 consisted of 53 weeks.

Net Sales

Net sales for Fiscal 2026 were $1,180.6 million compared to $1,201.4 million for Fiscal 2025. Sales were impacted primarily from one less selling week. Average selling price per case increased by 5.2%. A 6.7% decline in case volume impacted both Power+ Brand and carbonated soft drink brands. The unprecedented disruption, government shutdowns, funding changes, inflation and cautious consumer spending all impacted volume.

Gross Profit

Gross profit for Fiscal 2026 was $437.3 million compared to $443.9 million for Fiscal 2025. The change in gross profit was primarily due to an increase in packaging and ingredient costs and the change in case volume, partially offset by the increase in average selling price per case. Although the average cost of sales per case increased 5.0%, gross profit per case increased and gross margin remained constant at 37.0% for both Fiscal 2026 and Fiscal 2025.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal 2026 decreased $1.3 million to $207.2 million from $208.5 million for Fiscal 2025. The decrease was primarily due to a decrease in administrative and shipping and handling costs, partially offset by an increase in marketing and selling costs. As a percentage of net sales, selling, general and administrative expenses increased to 17.5% compared to 17.4% in Fiscal 2025.

Other Income, net

Other income, net is primarily comprised of interest income of $10.6 million for Fiscal 2026 and $9.3 million for Fiscal 2025. The increase in interest income is primarily due to increased average invested balances, partially offset by lower yields.

Income Taxes

For Fiscal 2026 and Fiscal 2025, our effective tax rates were 23.7% and 23.6%, respectively. The differences between the effective rate and the federal statutory rate of 21% were primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash-equivalents, cash generated from operations and borrowing capacity available under our revolving credit facilities. At May 2, 2026, we had $349.5 million in cash and cash equivalents and maintained unsecured revolving credit facilities totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit. We believe that existing capital resources will be sufficient to meet our liquidity and capital requirements for the next twelve months. See Note 5 - Debt, of Notes to the Consolidated Financial Statements.

Pursuant to a management agreement, we incurred fees to Corporate Management Advisors, Inc. (“CMA”) of $11.8 million and $12.0 million for Fiscal 2026 and Fiscal 2025, respectively. At May 2, 2026 and May 3, 2025, current liabilities included amounts due to CMA of $3.0 million and $2.1 million, respectively. See Note 6 - Capital Stock and Transactions with Related Parties, of Notes to the Consolidated Financial Statements.

Cash Flows

The Company’s cash position increased $155.7 million in Fiscal 2026 compared to a decrease of $133.2 million in Fiscal 2025 primarily due to the payment of a special cash dividend of $304.1 million in the first quarter of Fiscal 2025. Net cash provided by operating activities for Fiscal 2026 was $181.3 million compared to $206.7 million for Fiscal 2025. For Fiscal 2026, cash flow provided by operating activities decreased primarily due to a net increase in working capital excluding cash.

Net cash used in investing activities for Fiscal 2026 reflects capital expenditures of $25.1 million, compared to capital expenditures of $36.3 million for Fiscal 2025. Expenditures for property, plant and equipment in Fiscal 2026 were primarily for capital projects to expand our capacity, enhance sustainability and packaging capabilities and improve efficiencies at our production facilities. We intend to continue to improve packaging capabilities and efficiencies at our production facilities in Fiscal 2027 and anticipate Fiscal 2027 capital expenditures to be comparable to Fiscal 2026 capital spending.

Net cash used in financing activities for Fiscal 2026 primarily reflects the repurchase of common shares for $0.7 million.

Financial Position

During Fiscal 2026, our working capital increased $191.4 million to $457.8 million. The increase in working capital was primarily due to an increase in cash and cash equivalents of $155.7 million, an increase in inventory of $10.4 million, an increase in the derivative asset of $8.6 million, an increase in income tax receivable of $5.1 million, a decrease in accounts payable and accrued liabilities of $5.2 million, and other net working capital increases of $6.4 million. Trade receivables increased $0.1 million to $104.3 million and days sales outstanding was 31.9 days at May 2, 2026 compared to 32.5 days at May 3, 2025. Inventories increased $10.4 million as a result of increased quantities of finished goods. Annual inventory turns decreased to 8.2 times from 8.7 times. At May 2, 2026, the current ratio was 4.4 to 1 compared to 2.9 to 1 at May 3, 2025.

CONTRACTUAL OBLIGATIONS

Contractual obligations at May 2, 2026 are payable as follows:

	(In thousands)
	Total	1 Year Or less	2 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases	$66,868	$16,755	$22,758	$17,030	$10,325
Purchase commitments	13,251	13,251	-	-	-
Total	$80,119	$30,006	$22,758	$17,030	$10,325

We contribute to certain pension plans under collective bargaining agreements and to a discretionary profit-sharing plan. Annual contributions were $4.2 million for both Fiscal 2026 and Fiscal 2025. See Note 11- Pension Plans, of Notes to Consolidated Financial Statements.

We maintain self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Other long-term liabilities include known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. Since the timing and amount of claim payments vary significantly, we are not able to reasonably estimate future payments for specific periods and therefore such payments have not been included in the table above. Standby letters of credit aggregating $2.7 million have been issued in connection with our self-insurance programs. These standby letters of credit expire through June 2027 and are expected to be renewed.

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

FORWARD-LOOKING STATEMENTS

National Beverage Corp. and its representatives may make written or oral statements relating to future events or results relative to our financial, operational and business performance, achievements, objectives and strategies. These statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and include statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Certain statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects,” “estimates”, ”may,” “will,” “should,” “could,” and similar expressions constitute “forward-looking statements” and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, pricing of competitive products, success of new product and flavor introductions, fluctuations in the costs and availability of raw materials and packaging supplies, including effects of tariffs and supply chain interruptions, ability to recover cost increases, labor strikes or work stoppages or other interruptions in the employment of labor, continued retailer support for our products, changes in brand image, consumer demand and preferences and our success in creating products geared toward consumers’ tastes, success in implementing business strategies, changes in business strategy or development plans, technology failures or cyberattacks on our technology systems or our effective response to technology failures or cyberattacks on our customers’, suppliers’ or other third parties’ technology systems, international conflicts, government regulations, taxes or fees imposed on the sale of our products, unfavorable weather conditions, changing weather patterns and natural disasters, climate change or legislative or regulatory responses to such change and other factors referenced in this report, filings with the Securities and Exchange Commission and other reports to our stockholders. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any forward- looking statements contained herein to reflect future events or developments.

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

Interest Rates

At May 2, 2026, we had no outstanding borrowings. We are subject to interest rate risk related to our investment in highly liquid short-duration investment securities and money-market funds which are considered cash equivalents. These investments are managed within the guidelines of our investment policy. Our policy requires investments to be investment grade, within the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of exposure to any one issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 2,	May 3,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$349,543	$193,835
Trade receivables, net	104,301	104,157
Inventories	95,520	85,109
Prepaid and other current assets	43,695	23,827
Total current assets	593,059	406,928
Property, plant and equipment, net	182,160	175,586
Operating lease right-of-use assets, net	56,698	70,286
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,970	5,300
Total assets	$851,647	$672,860

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$87,449	$82,448
Accrued liabilities	33,308	43,521
Operating lease liabilities	14,457	14,533
Total current liabilities	135,214	140,502
Deferred income taxes, net	29,188	23,010
Operating lease liabilities	44,479	57,591
Other liabilities	7,052	7,758
Total liabilities	215,933	228,861
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 102,006,214 and 101,994,358 shares issued, respectively	1,020	1,020
Additional paid-in capital	44,398	43,708
Retained earnings	601,398	417,750
Accumulated other comprehensive income	13,654	5,604
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,394,112 and 8,374,112 shares, respectively	(19,806)	(19,133)
Total shareholders' equity	635,714	443,999
Total liabilities and shareholders' equity	$851,647	$672,860

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2026	2025	2024

Net sales	$1,180,552	$1,201,354	$1,191,694

Cost of sales	743,290	757,413	763,243

Gross profit	437,262	443,941	428,451

Selling, general and administrative expenses	207,152	208,482	209,941

Operating income	230,110	235,459	218,510

Other income, net	10,461	9,105	11,338

Income before income taxes	240,571	244,564	229,848

Provision for income taxes	56,923	57,743	53,116

Net income	$183,648	$186,821	$176,732

Earnings per common share:
Basic	$1.96	$2.00	$1.89
Diluted	$1.96	$1.99	$1.89

Weighted average common shares outstanding:
Basic	93,617	93,607	93,429
Diluted	93,672	93,685	93,630

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2026	2025	2024

Net income	$183,648	$186,821	$176,732

Other comprehensive income, net of tax:

Cash flow hedges	7,708	535	7,910

Other	342	158	186

Total	8,050	693	8,096

Comprehensive income	$191,698	$187,514	$184,828

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Fiscal Year Ended
	May 2, 2026		May 3, 2025		April 27, 2024
	Shares	Amount	Shares	Amount	Shares	Amount

Series C Preferred Stock
Beginning and end of year	150	$150	150	$150	150	$150
Common Stock
Beginning of year	101,994	1,020	101,942	1,019	101,727	1,017
Stock options exercised	12	-	52	1	215	2
End of year	102,006	1,020	101,994	1,020	101,942	1,019
Additional Paid-In Capital
Beginning of year		43,708		42,588		40,393
Stock options exercised		251		514		1,314
Stock-based compensation expense		439		606		881
End of year		44,398		43,708		42,588
Retained Earnings
Beginning of year		417,750		535,077		358,345
Net income		183,648		186,821		176,732
Common stock cash dividend		-		(304,148)		-
End of year		601,398		417,750		535,077
Accumulated Other Comprehensive Income (Loss)
Beginning of year		5,604		4,911		(3,185)
Cash flow hedges, net of tax		7,708		535		7,910
Other, net of tax		342		158		186
End of year		13,654		5,604		4,911
Treasury Stock - Series C Preferred
Beginning and end of year	150	(5,100)	150	(5,100)	150	(5,100)
Treasury Stock - Common
Beginning of year	8,374	(19,133)	8,374	(19,133)	8,374	(19,133)
Repurchase of common stock	20	(673)	-	-	-	-
End of year	8,394	(19,806)	8,374	(19,133)	8,374	(19,133)

Total Shareholders' Equity		$635,714		$443,999		$559,512

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2026	2025	2024

Operating Activities:
Net income	$183,648	$186,821	$176,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,675	20,801	20,161
Non-cash operating lease expense	15,494	14,554	14,039
Deferred income taxes	3,692	(449)	907
Stock-based compensation expense	439	606	881
Other, net	1,241	880	12
Changes in assets and liabilities:
Trade receivables	(144)	(1,320)	2,081
Inventories	(10,411)	(506)	8,975
Prepaid and other assets	(11,355)	(521)	(8,151)
Accounts payable	3,755	4,165	(6,823)
Accrued and other liabilities	(12,686)	(4,351)	3,885
Operating lease liabilities	(15,094)	(13,984)	(14,792)
Net cash provided by operating activities	181,254	206,696	197,907

Investing Activities:
Purchases of property, plant and equipment	(25,142)	(36,281)	(30,300)
Proceeds from sale of property, plant and equipment	18	6	52
Net cash used in investing activities	(25,124)	(36,275)	(30,248)

Financing Activities:
Proceeds from exercises of stock options	251	515	1,314
Repurchases of common stock	(673)	-	-
Dividends paid on common stock	-	(304,148)	-
Net cash (used in) provided by financing activities	(422)	(303,633)	1,314

Net Increase (Decrease) in Cash and Cash Equivalents	155,708	(133,212)	168,973
Cash and Cash Equivalents - Beginning of Year	193,835	327,047	158,074
Cash and Cash Equivalents - End of Year	$349,543	$193,835	$327,047

Supplemental Cash Flow Information:
Interest paid	$278	$116	$228
Income taxes paid	$58,431	$55,993	$55,971

Non-Cash Activities:
Right-of- use assets obtained in exchange for lease liabilities	$1,906	$31,341	$28,039
Capital expenditures recorded in accrued liabilities and accounts payable	$3,963	$-	$-

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of National Beverage Corp. and all subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company’s fiscal year ends the Saturday closest to April 30 and, as a result, an additional week is added every five or six years. The fiscal years ended May 2, 2026 (“Fiscal 2026”) and April 27, 2024 (“Fiscal 2024”) both consisted of 52 weeks. The fiscal year ended May 3, 2025 (“Fiscal 2025”) consisted of 53 weeks.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. As of May 2, 2026 and May 3, 2025, cash and cash equivalents included money-market instruments of $214.3 million and $109.1 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 7-Derivative Financial Instruments.

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

Changes in the allowance for credit losses were as follows:

	(In thousands)
	Fiscal 2026	Fiscal 2025	Fiscal 2024
Balance at beginning of year	$1,224	$868	$523
Net charge to expense	(24)	357	427
Net charge-off	(38)	(1)	(82)
Balance at end of year	$1,162	$1,224	$868

The Company’s trade receivables, net balances as of April 27, 2024 and April 29, 2023 were $102.8 million and $104.9 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Adjustments, if required, to reduce the cost of inventory to net realizable value are made for estimated excess, obsolete or impaired balances. Inventories at May 2, 2026 were comprised of finished goods of $60.4 million and raw materials of $35.1 million. Inventories at May 3, 2025 were comprised of finished goods of $44.0 million and raw materials of $41.1 million.

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

Leases

The Company leases office and warehouse space, machinery and other equipment under noncancelable operating lease agreements. The Company assesses contracts at inception to determine whether an arrangement is or includes a lease, which conveys the Company’s right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and associated liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term. The Company has elected the practical expedient to not separate lease and non-lease components for certain classes of underlying assets. The Company has equipment and vehicle lease agreements, which generally have the lease and associated non-lease components accounted for as a single lease component. The Company has real estate lease agreements with lease and non-lease components, which are accounted for separately where applicable. The Company calculates the discount rate based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company calculates an incremental borrowing rate. The Company does not recognize leases with an initial contractual term of less than 12 months on its consolidated balance sheets. Lease expense for these short-term leases is expensed on a straight-line basis over the lease term. Certain leases contain scheduled rent increases or escalation clauses, which can be based on the Consumer Price Index or other rates. The Company assesses each contract individually based on the terms of the agreement. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain material residual value guarantees, restrictions or covenants.

Intangible Assets

Intangible assets at May 2, 2026 and May 3, 2025 consisted of non-amortizable acquired trademarks.

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

Insurance Reserves

The Company maintains self-insured and deductible programs for certain liability, medical and workers’ compensation exposures. Accordingly, the Company accrues for known claims and estimated incurred but not reported claims not otherwise covered by insurance based on actuarial assumptions and historical claims experience. At May 2, 2026 and May 3, 2025, other liabilities included accruals of $4.9 million and $5.5 million, respectfully, for estimated non-current risk retention exposures, of which $3.2 million and $3.8 million, respectively, was covered by insurance at both dates and included as a component of non-current other assets.

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

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying consolidated statements of income. Shipping and handling costs were $75.1 million, $75.5 million and $77.8 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Although the Company’s classification is consistent with many beverage companies, its gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its products to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $46.6 million, $45.3 million and $50.0 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 55,000, 78,000 and 201,000 shares in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The weighted-average number of antidilutive stock options excluded from the calculation of diluted earnings per share was immaterial for Fiscal 2026.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and specific disaggregation of income taxes paid and tax expense. The amendment is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 effective for Fiscal 2026 on a prospective basis without a material impact on its consolidated financial statements. See Note 8-Income Taxes, for further information.

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

2.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at May 2, 2026 and May 3, 2025 consisted of the following:

	(In thousands)
	2026	2025
Land	$9,835	$9,835
Buildings and improvements	103,475	81,764
Machinery and equipment	333,975	328,172
Total	447,285	419,771
Less: accumulated depreciation	(265,125)	(244,185)
Property, plant and equipment, net	$182,160	$175,586

Machinery and equipment included construction-in-progress in the amounts of $20.3 million and $37.7 million as of May 2, 2026 and May 3, 2025, respectively. Depreciation expense was $22.5 million, $20.3 million and $18.9 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3.	ACCRUED LIABILITIES

Accrued liabilities at May 2, 2026 and May 3, 2025 consisted of the following:

	(In thousands)
	2026	2025
Accrued compensation	$11,987	$12,204
Accrued promotions	10,375	17,890
Accrued insurance	3,689	3,197
Recycling deposits	3,274	5,003
Accrued freight	2,091	1,870
Other	1,892	3,357
Total	$33,308	$43,521

4.	LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices, buildings, machinery and equipment expiring at various dates through June 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease cost was $18.5 million, $17.0 million and $15.9 million in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. As of May 2, 2026, the weighted-average remaining lease term and weighted average discount rate of operating leases were 5.37 years and 4.58%, respectively. As of May 3, 2025, the weighted-average remaining lease term and weighted average discount rate of operating leases were 5.92 years and 4.52%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $18.1 million, $16.4 million and $15.4 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases at May 2, 2026:

(In thousands)
Fiscal 2027	$16,755
Fiscal 2028	11,955
Fiscal 2029	10,803
Fiscal 2030	10,221
Fiscal 2031	6,809
Thereafter	10,325
Total minimum lease payments including interest	66,868
Less: Amounts representing interest	(7,932)
Present value of minimum lease payments	58,936
Less: Current portion of lease liabilities	(14,457)
Non-current portion of lease liabilities	$44,479

5.	DEBT

At May 2, 2026, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at May 2, 2026 or May 3, 2025. At May 2, 2026, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at May 2, 2026 or May 3, 2025. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on its operations or financial position. At May 2, 2026, the subsidiary was in compliance with all loan covenants.

6.	CAPITAL STOCK AND TRANSACTIONS WITH RELATED PARTIES

The Board of Directors has authorized the Company to repurchase up to 3.2 million shares of its common stock. During Fiscal 2026, the Company repurchased 20,000 shares of its common stock at an average price per share of $33.65 for a total cost of $0.7 million. As of May 2, 2026, 1,333,144 common shares were purchased under the program and 1,866,856 common shares were available for repurchase.

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

The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company and further provides that the Compensation and Stock Option Committee and the Board of Directors may from time-to-time award additional incentive compensation to CMA or its personnel. The Board of Directors on various occasions contemplated incentive compensation to CMA, however, since the inception of this agreement, no incentive compensation has been paid. The Company incurred management fees to CMA of $11.8 million, $12.0 million and $11.9 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively, which are recorded in general and administrative expenses. At May 2, 2026 and May 3, 2025, accounts payable included amounts due to CMA of $3.0 million and $2.1 million, respectively.

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

	(In thousands)
	Fiscal	Fiscal	Fiscal
	2026	2025	2024
Recognized in AOCI-
Gain (loss) before income taxes	$41,380	$6,580	$(425)
Less: income tax provision (benefit)	9,766	1,547	(111)
Net	31,614	5,033	(314)
Reclassified from AOCI to cost of sales-
Gain (loss) before income taxes	31,291	5,887	(10,805)
Less: income tax provision (benefit)	7,385	1,389	(2,581)
Net	23,906	4,498	(8,224)
Net change to AOCI	$7,708	$535	$7,910

As of May 2, 2026, the total notional amount of outstanding aluminum swap contracts was $129.7 million and, assuming no change in the commodity prices, $16.0 million of unrealized gain before tax will be reclassified from AOCI and recognized into earnings over the next 12 months. The Company’s policy for the maximum length of time for which it may hedge exposure to the variability of future cash flows is three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of May 2, 2026, the fair value of the derivative asset was $16.5 million, of which $16.0 million was included in prepaid and other current assets and $0.5 million in other assets. As of May 3, 2025, the fair value of the derivative asset was $7.4 million, which was included in prepaid and other current assets, and the fair value of the derivative liability was $1.0 million, which was included in accrued liabilities. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market-based inputs or unobservable inputs that are corroborated by market data.

8.	INCOME TAXES

The provision (benefit) for income taxes, reflecting the prospective adoption of ASU 2023-09, consists of the following:

(In thousands)
Fiscal 2026
Current:
Federal	$46,936
State	6,295
53,231
Deferred:
Federal	3,131
State	561
3,692
Total	$56,923

The provision for income taxes, prior to the prospective adoption of ASU 2023-09, consists of the following:

	(In thousands)
	Fiscal	Fiscal
	2025	2024
Current	$58,192	$49,683
Deferred	(449)	3,433
Total	$57,743	$53,116

The reconciliation of the statutory federal income tax rate to the effective tax rate, reflecting the prospective adoption of ASU 2023-09, is as follows:

	Fiscal 2026
(In thousands)	Amount	Percent
Statutory federal income tax rate	$50,520	21.0%
State income taxes, net of federal benefit (1)	6,856	2.9
Other	(453)	(.2)
Effective tax rate	$56,923	23.7%

(1)	State income taxes in California, Michigan and Florida made up the majority (greater than 50%) of this category.

The reconciliation of the statutory federal income tax rate to the effective tax rate, prior to the prospective adoption of ASU 2023-09, is as follows:

	Fiscal	Fiscal
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.8
Other	(.2)	(.7)
Effective income tax rate	23.6%	23.1%

Total cash income taxes paid in 2026 was $58.4 million, of which $49.6 million related to federal tax and $8.8 million related to state tax jurisdictions.

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. A valuation allowance would be provided against deferred tax assets if the Company determines it is more likely than not such assets will not ultimately be realized. Deferred tax assets and liabilities at May 2, 2026 and May 3, 2025 consisted of the following:

	(In thousands)
	2026	2025
Deferred tax assets:
Accrued expenses and other	$4,159	$3,944
Inventory and amortizable assets	398	532
Total deferred tax assets	4,557	4,476
Deferred tax liabilities:
Property, plant, and equipment	28,269	24,468
Intangibles and other	5,476	3,018
Total deferred tax liabilities	33,745	27,486
Deferred tax liabilities, net	$29,188	$23,010

At May 2, 2026, the gross amount of unrecognized tax benefits was $2.1 million. During Fiscal 2026, the income tax expense recognized related to uncertain tax positions was immaterial. If the Company were to prevail on all uncertain tax positions, the net effect would be to reduce its income tax expense by approximately $1.7 million. A reconciliation of the changes in the gross amount of unrecognized tax benefits, which amounts are included in other liabilities in the accompanying consolidated balance sheets, is as follows:

	(In thousands)
	2026	2025	2024
Beginning balance	$2,185	$2,130	$2,096
Increases due to current period tax positions	42	77	60
Decreases due to lapse of statute of limitations and audit resolutions	(105)	(22)	(26)
Ending balance	$2,122	$2,185	$2,130

Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. At May 2, 2026, unrecognized tax benefits included accrued interest of $0.3 million. During Fiscal 2026, interest and penalties related to uncertain tax positions recognized in income tax expense were immaterial.

Annual income tax returns are filed in the United States and in various state and local jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, are resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of any particular uncertain tax position could require the use of cash and an adjustment to its provision for income taxes in the period of resolution. Federal income tax returns for years subsequent to Fiscal 2020 are subject to examination. Generally, the income tax returns for the various state jurisdictions for years subsequent to Fiscal 2019 are subject to examination.

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

Stock options are accounted for under the fair value method of accounting using a Black-Scholes valuation model to estimate the stock option fair value at date of grant. The fair value of stock options is amortized to expense over the vesting period. The Company estimates expected forfeitures based upon historical experience. No stock options were granted in Fiscal 2026, Fiscal 2025 or Fiscal 2024. For stock options granted prior to Fiscal 2024, the expected life of stock options was estimated based on historical experience and the expected volatility was estimated based on historical stock prices for a period consistent with the expected life of stock options. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of stock options.

The following is a summary of stock option activity for Fiscal 2026:

	Number of Shares	Price (a)
Options outstanding, beginning of year	242,800	$26.71
Granted	-	-
Exercised	(11,856)	$21.17
Forfeited or cancelled	(9,144)	$24.58
Options outstanding, end of year	221,800	$26.22
Options vested and exercisable, end of year	200,794	$26.54

(a) Weighted average exercise price.

Stock-based compensation expense was $0.4 million, $0.6 million and $0.9 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The total income tax benefits related to stock-based compensation were $0.1 million, $0.5 million and $1.7 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Stock-based income tax benefits realized from stock option exercises aggregated $0 million, $0.4 million and $1.5 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

The total intrinsic value for stock options exercised was $0.2 million, $2.0 million and $9.1 million for Fiscal 2026, Fiscal 2025 and 2024, respectively. Cash proceeds from the exercise of stock options were $0.3 million, $0.5 million and $1.3 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

At May 2, 2026, unrecognized compensation expense related to the unvested portion of stock options was $0.4 million, which is expected to be recognized over a remaining weighted average period of 0.3 years. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at May 2, 2026 was 4.3 years and $2.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at May 2, 2026 were 4.3 years and $1.8 million, respectively.

11.	PENSION PLANS

The Company contributes to certain pension plans under collective bargaining agreements and to a discretionary profit-sharing plan. Annual contributions (including contributions to multi-employer plans reflected below) were $4.2 million, $4.2 million and $3.8 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

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

Summarized below is certain information regarding the Company’s participation in significant multi-employer pension plans including the financial improvement plan or rehabilitation plan status (“FIP/RP Status”) and the zone status under the Pension Protection Act (“PPA”). The most recent PPA zone status available in Fiscal 2026 and Fiscal 2025 is for the plans’ years ending December 31, 2024 and 2023, respectively.

PPA Zone Status
	Fiscal	Fiscal		Surcharge
Pension Fund	2026	2025	FIP/RP Status	Imposed
Central States, Southeast and Southwest Areas Pension Plan (EIN no. 36-6044243) (the “CSSS Fund”)	Red	Red	Implemented	Yes
Western Conference of Teamsters Pension Trust Fund (EIN no. 91-6145047) (the “WCT Fund”)	Green	Green	Not applicable	No

For the plan years ended December 31, 2024 and December 31, 2023, the Company was not listed in the Form 5500 Annual Returns as providing more than 5% of the total contributions for the above plans. The collective bargaining agreement for employees in the CSSS Fund expires on October 18, 2026. The collective bargaining agreement for employees in the WCT Fund expires on May 14, 2029.

The Company’s contributions for all multi-employer pension plans for the last three fiscal years are as follow:

	(In millions)
	Fiscal	Fiscal	Fiscal
Pension Fund	2026	2025	2024
CSSS Fund	$1.8	$1.8	$1.6
WCT Fund	0.9	0.9	0.8
Other multi-employer pension funds	0.1	0.2	0.2
Total	$2.8	$2.9	$2.6

12.	COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments that have a remaining term of less than one year.

The Company enters into various agreements with suppliers for the purchase of raw materials, the terms of which may include variable or fixed pricing and minimum purchase quantities. At May 2, 2026, the Company had purchase commitments for raw materials of $6.0 million through 2027.

At May 2, 2026, the Company had purchase commitments for plant and equipment of $7.3 million anticipated to be completed in Fiscal 2027.

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

The Company generates substantially all its net sales from the United States. All of the Company’s long-lived assets, consisting of property, plant and equipment, net and operating lease right-of-use assets, are located in the United States as of May 2, 2026 and May 3, 2025.

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

14. SUBSEQUENT EVENTS

On July 1, 2026, the Company's board of directors declared a special cash dividend of $3.25 per share, payable on or before July 30, 2026 to shareholders of record on July 13, 2026.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

National Beverage Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of National Beverage Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of May 2, 2026 and May 3, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended May 2, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 2, 2026 and May 3, 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 2, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of May 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 1, 2026 expressed an unqualified opinion.

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

July 1, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

National Beverage Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of National Beverage Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of May 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended May 2, 2026 and our report dated July 1, 2026 expressed an unqualified opinion on those financial statements.

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

July 1, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of National Beverage Corp.

Opinion on the Financial Statements

We have audited the Company’s accompanying consolidated statement of income, comprehensive income, shareholders' equity and cash flow for the year ended April 27, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of National Beverage Corp and subsidiaries (the Company). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for year ended April 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2006 to 2024.

Fort Lauderdale, Florida

June 26, 2024

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of May 2, 2026. Based on that evaluation, our chief executive officer and our principal financial officer concluded that these disclosure controls and procedures were effective.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective at May 2, 2026.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements for Fiscal 2026 and Fiscal 2025 included in this Annual Report on Form10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

During the fiscal year ended May 2, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board” and “Reporting Compliance” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information with respect to the officers of the Registrant at May 2, 2026:

Name	Age	Position with Company

Nick A. Caporella(1)	90	Chairman of the Board and Chief Executive Officer
Joseph G. Caporella(2)	65	President
George R. Bracken(3)	81	Executive Vice President - Finance

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 will be included under the captions “Executive Compensation and Other Information”, “Summary Compensation Table”, “Report of the Compensation and Stock Option Committee”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included under the caption “Independent Auditors” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 16.         Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

3.3	Certificate of Designation of the Special Series D Preferred Stock of the Company(3)

4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(19)

10.1	Management Agreement between the Company and Corporate Management Advisors, Inc.(4)*

10.2	National Beverage Corp. Investment and Profit Sharing Plan(5) *

10.3	National Beverage Corp. 1991 Omnibus Incentive Plan(4) *

10.4	National Beverage Corp. 1991 Stock Purchase Plan(4) *

10.5	Amendment No. 1 to the National Beverage Corp. Omnibus Incentive Plan(6) *

10.6	National Beverage Corp. Special Stock Option Plan(7) *

10.7	Amendment No. 2 to the National Beverage Corp. Omnibus Incentive Plan(8) *

10.8	National Beverage Corp. Key Employee Equity Partnership Program(8) *

10.9	Second Amended and Restated Credit Agreement, dated June 30, 2008, between NewBevCo, Inc. and lender therein(9)

10.10	Amendment to National Beverage Corp. Special Stock Option Plan(10) *

10.11	Amendment to National Beverage Corp. Key Employee Equity Partnership Program(10)*

10.12	Loan Agreement dated December 21, 2021 between NewBevCo, Inc. and lender therein(11)

10.13	Second Amended and Restated Credit Agreement between NewBevCo, Inc. and lender therein(12)

10.14	Amendment to Loan Agreement dated November 15, 2023 between NewBevCo, Inc. and lender therein(14)

10.15	Credit Agreement dated September 10, 2024 between NewBevCo, Inc. and lender therein(16)

10.16	Amendment to Loan Agreement dated December 19, 2024 between NewBevCo, Inc. and lender therein(18)

10.17	Sixth Amendment to Second Amended and Restated Credit Agreement dated May 30, 2025 between NewBevCo, Inc. and lender therein(20)

16	Letter from RSM US LLP dated November 6, 2024 (17)

19	National Beverage Corp. Insider Trading Policy (15)

21	Subsidiaries of Registrant (21)

23.1	Consent of Grant Thornton LLP (21)

23.2	Consent of RSM US LLP (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

97	National Beverage Corp. Compensation Clawback Policy (15) *

101	The following financial information from National Beverage Corp.’s Annual Report on Form 10-K for the fiscal year ended May 2, 2026 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to Schedule 14C Information Statement dated June 26, 2018 and is incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated July 23, 2018 and is incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated January 31, 2013 and is incorporated herein by reference.
(4)

Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-38986) on July 26, 1991 and is incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-1 Registration Statement (File No. 33-38986) on February 19, 1991 and is incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended April 27, 1996 and is incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Registration Statement on Form S-8 (File No. 33-95308) on August 1, 1995 and is incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 1997 and is incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2011 and is incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2009 and is incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 29, 2022 and is incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 29, 2022 and is incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 28, 2023 and is incorporated herein by reference.
(15)	Previously filed with Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal period ended April 27, 2024 and is incorporated by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended October 26, 2024 and is incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K Current Report dated November 6, 2024 and is incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Quarterly Report on Form 10-Q for the fiscal period ended January 25, 2025 and is incorporated herein by reference.
(19)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 2, 2020 and is incorporated herein by reference.
(20)	Previously filed with the Securities and Exchange Commission as an exhibit to Annual Report on Form 10-K for the fiscal year ended May 3, 2025 and is incorporated herein by reference.
(21)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BEVERAGE CORP.

By:	/s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
Date: July 1, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 1, 2026.

/s/ Nick A. Caporella	/s/ Samuel C. Hathorn, Jr.
Nick A. Caporella	Samuel C. Hathorn, Jr.
Chairman of the Board and	Director
Chief Executive Officer

/s/ Joseph G. Caporella	/s/ Stanley M. Sheridan
Joseph G. Caporella	Stanley M. Sheridan
President and Director	Director

/s/ George R. Bracken	/s/ Glenn J. Waldman
George R. Bracken	Glenn J. Waldman
Executive Vice President – Finance	Director
(Principal Financial Officer and
Principal Accounting Officer)