Form 10-Q
period 2026-08-01
NATIONAL BEVERAGE CORP
filed 2026-09-10
CIK 69891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2026

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

The number of shares of registrant’s common stock outstanding as of September 8, 2026 was 93,615,302.

NATIONAL BEVERAGE CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	August 1,	May 2,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$107,098	$349,543
Trade receivables, net	105,767	104,301
Inventories	100,444	95,520
Prepaid and other current assets	14,239	43,695
Total current assets	327,548	593,059
Property, plant and equipment, net	178,909	182,160
Operating lease right-of-use assets, net	56,661	56,698
Goodwill	13,145	13,145
Intangible assets	1,615	1,615
Other assets	4,390	4,970
Total assets	$582,268	$851,647

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$81,802	$87,449
Accrued liabilities	36,123	33,308
Operating lease liabilities	14,489	14,457
Income taxes payable	4,517	-
Total current liabilities	136,931	135,214
Deferred income taxes, net	26,422	29,188
Operating lease liabilities	44,282	44,479
Other liabilities	6,930	7,052
Total liabilities	214,565	215,933
Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value - 1,000,000 shares authorized Series C - 150,000 shares issued	150	150
Common stock, $.01 par value - 200,000,000 shares authorized; 102,009,414 and 102,006,214 shares issued, respectively	1,020	1,020
Additional paid-in capital	44,510	44,398
Retained earnings	344,153	601,398
Accumulated other comprehensive income	2,776	13,654
Treasury stock - at cost:
Series C preferred stock - 150,000 shares	(5,100)	(5,100)
Common stock - 8,394,112 shares	(19,806)	(19,806)
Total shareholders' equity	367,703	635,714
Total liabilities and shareholders' equity	$582,268	$851,647

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Fiscal Months Ended
	August 1,	August 2,
	2026	2025

Net sales	$330,662	$330,515

Cost of sales	214,872	205,052

Gross profit	115,790	125,463

Selling, general and administrative expenses	57,310	54,687

Operating income	58,480	70,776

Other income, net	3,184	2,237

Income before income taxes	61,664	73,013

Provision for income taxes	14,660	17,253

Net income	$47,004	$55,760

Earnings per common share:
Basic	$.50	$.60
Diluted	$.50	$.60

Weighted average common shares outstanding:
Basic	93,613	93,620
Diluted	93,660	93,699

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended
	August 1,	August 2,
	2026	2025

Net income	$47,004	$55,760

Other comprehensive (loss) income, net of tax:
Cash flow hedges	(10,878)	4,239

Comprehensive income	$36,126	$59,999

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended
	August 1, 2026		August 2, 2025
	Shares	Amount	Shares	Amount
Series C Preferred Stock
Beginning and end of period	150	$150	150	$150

Common Stock
Beginning of period	102,006	1,020	101,994	1,020
Stock options exercised	3	-	-	-
End of Period	102,009	1,020	101,994	1,020

Additional Paid-In Capital
Beginning of period		44,398		43,708
Stock options exercised		25		-
Stock-based compensation expense		87		135
End of period		44,510		43,843

Retained Earnings
Beginning of period		601,398		417,750
Net income		47,004		55,760
Common stock cash dividend		(304,249)		-
End of period		344,153		473,510

Accumulated Other Comprehensive Income (Loss)
Beginning of period		13,654		5,604
Cash flow hedges, net of tax		(10,878)		4,239
End of period		2,776		9,843

Treasury Stock - Series C Preferred
Beginning and end of period	150	(5,100)	150	(5,100)

Treasury Stock - Common
Beginning and end of period	8,394	(19,806)	8,374	(19,133)

Total Shareholders' Equity		$367,703		$504,133

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL BEVERAGE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Fiscal Months Ended
	August 1,	August 2,
	2026	2025
Operating Activities:
Net income	$47,004	$55,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,322	5,405
Non-cash operating lease expense	3,945	3,800
Deferred income taxes	594	(307)
Stock-based compensation expense	87	135
Other, net	329	232
Changes in assets and liabilities:
Trade receivables	(1,466)	(2,347)
Inventories	(4,924)	(8,807)
Prepaid and other assets	16,392	2,301
Accounts payable	(5,647)	(3,777)
Accrued and other liabilities	6,287	10,558
Operating lease liabilities	(4,073)	(3,864)
Net cash provided by operating activities	64,850	59,089

Investing Activities:
Purchases of property, plant and equipment	(3,071)	(3,095)
Proceeds from sale of property, plant and equipment	-	2
Net cash used in investing activities	(3,071)	(3,093)

Financing Activities:
Dividends paid on common stock	(304,249)	-
Proceeds from stock options exercised	25	-
Net cash used in financing activities	(304,224)	-

Net (Decrease) Increase in Cash and Cash Equivalents	(242,445)	55,996

Cash and Cash Equivalents - Beginning of Period	349,543	193,835

Cash and Cash Equivalents - End of Period	$107,098	$249,831

Supplemental Cash Flow Information:
Interest paid	$25	$25
Income taxes paid	$234	$94

Non-Cash Activities:
Right-of-use assets obtained in exchange for lease liabilities	$3,908	$1,644

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all information and notes presented in the annual consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026. The accounting policies used in these interim unaudited condensed consolidated financial statements are consistent with those used in the annual consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments. As of August 1, 2026 and May 2, 2026, cash and cash equivalents included money-market instruments of $56.4 million and $214.3 million, respectively. These financial instruments are Level 1 as defined by the fair value hierarchy since they are based on quoted prices in active markets for identical assets and liabilities. Derivative financial instruments which are used to partially mitigate the Company’s exposure to changes in certain raw material costs are recorded at fair value. Derivative financial instruments are not used for trading or speculative purposes. Credit risk related to derivative financial instruments is managed by requiring high credit standards for counterparties and frequent cash settlements. The estimated fair values of derivative financial instruments are calculated based on market rates to settle the instruments. See Note 5-Derivative Financial Instruments.

Trade Receivables, Net

The Company’s estimated allowances for credit losses were $1.2 million as of August 1, 2026 and May 2, 2026. The Company’s trade receivable, net balances as of August 2, 2025 and May 3, 2025 were $106.5 million and $104.2 million, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Inventories at August 1, 2026 were comprised of finished goods of $65.3 million and raw materials of $35.1 million. Inventories at May 2, 2026 were comprised of finished goods of $60.4 million and raw materials of $35.1 million.

Shipping and Handling Costs

Shipping and handling costs are reported in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Such costs were $20.7 million and $19.8 million for the three fiscal months ended August 1, 2026 and August 2, 2025, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

Marketing Costs

The Company utilizes a variety of marketing programs, including cooperative advertising programs with customers, to advertise and promote its beverages to consumers. Marketing costs are expensed when incurred, except for prepaid advertising and production costs, which are expensed when the advertising takes place. Marketing costs, which are included in selling, general and administrative expenses, were $14.4 million and $13.6 million for the three fiscal months ended August 1, 2026 and August 2, 2025, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner, but includes the dilutive effect of stock options amounting to 47,000 and 79,000 shares in the three fiscal months ended August 1, 2026 and August 2, 2025, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the impact of first adopting ASU 2024-03 on its annual consolidated financial statements and related disclosures that will be required for the fiscal year ended April 29, 2028.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which requires disclosure of the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as a part of estimating expected credit losses. The election of the practical expedient is permitted on a prospective basis. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 effective for Fiscal 2027 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and adopted on a prospective basis. Early adoption is permitted. The Company does not expect a material impact upon adoption.

2. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	(In thousands)
	August 1, 2026	May 2, 2026
Land	$9,835	$9,835
Buildings and improvements	103,549	103,475
Machinery and equipment	336,903	333,975
Total	450,287	447,285
Less: accumulated depreciation	(271,378)	(265,125)
Property, plant and equipment, net	$178,909	$182,160

Machinery and equipment included construction-in-progress in the amounts of $20.2 million and $20.3 million as of August 1, 2026 and May 2, 2026, respectively. Depreciation expense was $6.3 million and $5.3 million for the three fiscal months ended August 1, 2026 and August 2, 2025, respectively. Depreciation expense is recorded in cost of sales and selling, general and administrative expenses.

3. LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices, buildings, machinery and equipment expiring at various dates through June 2037. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally do not contain material residual value guarantees or material restrictive covenants. Operating lease costs were $4.6 million for each of the three fiscal months ended August 1, 2026 and August 2, 2025. As of August 1, 2026, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.24 years and 4.56%, respectively. As of May 2, 2026, the weighted-average remaining lease term and weighted average discount rate of operating leases was 5.37 years and 4.58%, respectively. Cash payments were $4.8 million and $4.7 million for operating leases for the three fiscal months ended August 1, 2026 and August 2, 2025, respectively.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases as of August 1, 2026:

(In thousands)
Fiscal 2027 – Remaining 3 quarters	$12,819
Fiscal 2028	12,777
Fiscal 2029	11,652
Fiscal 2030	11,096
Fiscal 2031	7,710
Thereafter	10,357
Total minimum lease payments including interest	66,411
Less: amounts representing interest	(7,640)
Present value of minimum lease payments	58,771
Less: current portion of lease obligations	(14,489)
Non-current portion of lease obligations	$44,282

4. DEBT

At August 1, 2026, a subsidiary of the Company maintained unsecured revolving credit facilities with banks aggregating $100 million (the “Credit Facilities”). The Credit Facilities expire from September 10, 2027 to May 30, 2028 and any borrowings would currently bear interest at 1.15% above the Secured Overnight Financing Rate (“SOFR”). There were no borrowings outstanding under the Credit Facilities at August 1, 2026 or May 2, 2026. At August 1, 2026, $2.7 million of the Credit Facilities was reserved for standby letters of credit and $97.3 million was available for borrowings.

A subsidiary of the Company also maintains an unsecured revolving term loan facility with a national bank aggregating $50 million (the “Loan Facility”). There were no borrowings outstanding under the Loan Facility at August 1, 2026 or May 2, 2026. The Loan Facility expires December 31, 2027 and borrowings would bear interest at 1.15% above the adjusted daily SOFR.

The Credit Facilities and Loan Facility require the subsidiary to maintain certain financial ratios, including debt to net worth and debt to EBITDA (as defined in the credit agreements) and contain other restrictions, none of which are expected to have a material effect on its operations or financial position. At August 1, 2026, the subsidiary was in compliance with all loan covenants.

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

	Three Fiscal Months Ended
	August 1, 2026	August 2, 2025
Recognized in AOCI:
(Loss) gain before income taxes	$(7,660)	$10,652
Less: income tax (benefit) provision	(1,808)	2,514
Net	(5,852)	8,138
Reclassified from AOCI to cost of sales:
Gain before income taxes	6,578	5,104
Less: income tax provision	1,552	1,205
Net	5,026	3,899
Net change to AOCI	$(10,878)	$4,239

As of August 1, 2026, the notional amount of our outstanding aluminum swap contracts was $108.2 million and, assuming no change in commodity prices, $2.3 million of unrealized gain before tax will be reclassified from AOCI and recognized in earnings over the next 12 months. As of May 2, 2026, the notional amount of our outstanding aluminum swap contracts was $129.7 million. The Company’s policy for the maximum length of time for which it hedges exposure to the variability of future cash flows is three years.

The Company is not subject to any legally enforceable master netting arrangements and does not offset fair value amounts recognized for derivative instruments. As of August 1, 2026, the fair value of the derivative asset was $3.2 million, which was included in prepaid and other current assets, and the fair value of the derivative liability was $0.9 million which was included in accrued liabilities. As of May 2, 2026, the fair value of the derivative asset was $16.5 million, of which $16.0 million was included in prepaid and other current assets and $0.5 million in other assets. Such valuation does not entail a significant amount of judgment and the inputs that are significant to the fair value measurement are Level 2 as defined by the fair value hierarchy as they are observable market based inputs or unobservable inputs that are corroborated by market data.

6. RELATED PARTIES

The Company is a party to a management agreement with Corporate Management Advisors, Inc. (CMA), a corporation owned by our Chairman and Chief Executive Officer. The management agreement provides that the Company will pay CMA an annual base fee equal to one percent of the consolidated net sales of the Company. Management fees to CMA were $3.3 million for each of the three fiscal months ended August 1, 2026 and August 2, 2025. At August 1, 2026 and May 2, 2026, accounts payable included amounts due to CMA of $3.3 million and $3.0 million, respectively.

7. SEGMENT INFORMATION

The Company operates as a single operating and reportable segment that encompasses the development, production, marketing and sale of beverages. The Company manages its business on a consolidated basis utilizing vertically integrated production facilities and a centralized supply chain infrastructure.

The Company considers the Chief Executive Officer and its President (assisted by staff) to be its Chief Operating Decision Maker ("CODM"). The CODM makes operating decisions, allocates resources and assesses financial performance based primarily upon consolidated net sales, operating income and net income as reported in the condensed consolidated statements of income. The CODM also regularly reviews cost of sales, shipping and handling costs, and marketing costs. These costs represent significant segment expenses and are reported elsewhere in the condensed consolidated financial statements. Other segment items include other selling and general administrative costs (primarily consisting of compensation-related and other overhead costs), other income (expense), net which includes interest income and interest expense, and provision for income taxes. Depreciation and amortization expense is reported in the condensed consolidated statements of cash flow.

8. CASH DIVIDEND

On July 1, 2026, the Company's board of directors declared a special cash dividend of $3.25 per share payable to shareholders of record on July 13, 2026. The special cash dividend of $304.2 million was paid on July 30, 2026.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended August 1, 2026 (first quarter of fiscal 2027) compared to

Three Fiscal Months Ended August 2, 2025 (first quarter of fiscal 2026)

Net sales for the first quarter of fiscal 2027 were $330.7 million compared to $330.5 million for the first quarter of fiscal 2026. While average selling price per case increased by 7.1%, a 6.4% decline in case volume resulted in approximately flat sales. Both Power+ Brands and carbonated soft drink brands were impacted by the selling price and volume changes.

Gross profit for the first quarter of fiscal 2027 was $115.8 million compared to $125.5 million for the first quarter of fiscal 2026. The change in gross profit was primarily due to an increase in packaging and ingredients costs and the change in case volume, partially offset by an increase in average selling price per case. The cost of sales per case increased 12.4%. Gross margin was 35.0% compared to 38.0% for the first quarter of fiscal 2026. Aluminum costs negatively affected gross margin by approximately 600 basis points.

Selling, general and administrative expenses for the first quarter of fiscal 2027 increased $2.6 million to $57.3 million from $54.7 million for the first quarter of fiscal 2026. The increases resulted from higher shipping costs, due primarily to increased fuel costs, and higher marketing costs. As a percentage of net sales, selling, general and administrative expenses increased to 17.3% for the first quarter of fiscal 2027 compared to 16.5% for the first quarter of fiscal 2026.

Other income, net includes interest income of $3.3 million for the first quarter of fiscal 2027 and $2.2 million for the first quarter of fiscal 2026. The increase in interest income is due primarily to higher average invested balances.

The Company’s effective income tax rate, based upon estimated annual income tax rates, was 23.8% for the first quarter of fiscal 2027 and 23.6% for the first quarter of fiscal 2026. The difference between the effective rate and the federal statutory rate of 21% was primarily due to the effects of state income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash-equivalents, cash generated from operating activities and borrowing capacity. At August 1, 2026, we maintained the unsecured revolving Credit Facilities and the Loan Facility totaling $150 million, under which no borrowings were outstanding and $2.7 million was reserved for standby letters of credit.

Cash Flows

The Company’s cash position decreased $242.4 million for the first quarter of fiscal 2027 compared to an increase of $56.0 million for the first quarter of fiscal 2026 due primarily to the special cash dividend of $304.2 million paid on July 30, 2026.

Net cash provided by operating activities for the first quarter of fiscal 2027 was $64.9 million compared to $59.1 million for the first quarter of fiscal 2026. For the first quarter of fiscal 2027, cash flow provided by operating activities increased primarily due to a net decrease in working capital, excluding cash, partially offset by the decrease in net income.

Net cash used in investing activities reflects capital expenditures of $3.1 million for each of the first quarters ended fiscal 2027 and fiscal 2026. Certain packaging and efficiency improvement projects at our production facilities are in progress and we anticipate fiscal 2027 capital expenditures to be comparable to fiscal 2026 capital spending.

Net cash used in financing activities for the first quarter of fiscal 2027 reflects the payments of a special dividend of $304.2 million.

Financial Position

At August 1, 2026, working capital was $190.6 million compared to $457.8 million at May 2, 2026. The current ratio was 2.4 to 1 at August 1, 2026 compared to 4.4 to 1 at May 2, 2026. The change in working capital and current ratio was due primarily to the payment of the $304.2 million cash dividend. Trade receivables increased $1.5 million and days sales outstanding decreased to 29.1 days from 31.9 days. Inventories increased $4.9 million and inventory turns decreased to 7.7 times from 8.2 times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors from those reported in our Annual Report on Form 10-K for the fiscal year ended May 2, 2026.

ITEM 5. OTHER INFORMATION

During the three fiscal months ended August 1, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

The following financial information from National Beverage Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Income (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2026

National Beverage Corp.
(Registrant)

By: /s/ George R. Bracken
George R. Bracken
Executive Vice President – Finance
(Principal Financial Officer)